Form 10-Q
period 2015-03-31
aTYR PHARMA INC
filed 2015-06-18
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OR THE EXCHANGE ACT OF 1934

From the transition period from              to             .

Commission File Number 001-37378

ATYR PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3435077
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3545 John Hopkins Court, Suite #250, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 731-8389

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 10, 2015, there were 23,634,531 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,512	$13,899
Investment securities	—	1,954
Prepaid expenses and other assets	657	656

Total current assets	55,169	16,509
Property and equipment, net	1,839	1,925
Other assets	2,897	2,210

Total assets	$59,905	$20,644

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,168	$1,433
Accrued expenses	2,645	2,932
Current portion of deferred rent	300	295
Current portion of commercial bank debt	3,190	3,134
Convertible promissory note	2,000	2,000
Preferred stock warrant liabilities	242	319

Total current liabilities	11,545	10,113
Deferred rent, net of current portion	369	445
Commercial bank debt, net of current portion	4,322	5,142
Other long-term liabilities	380	335
Commitments and contingencies (Note 3)
Redeemable convertible preferred stock, $0.001 par value; authorized shares – 143,939,765 at March 31, 2015 and 75,772,871 at December 31, 2014; issued and outstanding shares – 141,654,309 at March 31, 2015 and 73,487,415 at December 31, 2014; liquidation preference of $171,898 at March 31, 2015 and $95,619 at December 31, 2014	141,295	95,619
Stockholders’ deficit:
Common stock, $0.001 par value; authorized shares – 185,000,000 at March 31, 2015 and 95,500,000 at December 31, 2014; issued and outstanding shares – 1,029,731 at March 31, 2015 and 909,880 at December 31, 2014	1	1
Additional paid-in capital	21,215	19,209
Stockholder note receivable	—	(69)
Accumulated deficit	(119,222)	(110,151)

Total stockholders’ deficit	(98,006)	(91,010)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$59,905	$20,644

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating expenses:
Research and development	$6,593	$4,388
General and administrative	2,329	1,542

Total operating expenses	8,922	5,930

Loss from operations	(8,922)	(5,930)
Other income (expense), net	(149)	(163)

Net loss	(9,071)	(6,093)
Accretion to redemption value of redeemable convertible preferred stock	—	(138)

Net loss attributable to common stockholders	$(9,071)	$(6,231)

Net loss per share attributable to common stockholders, basic and diluted	$(9.39)	$(7.87)

Weighted average shares outstanding, basic and diluted	966,322	791,283

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net loss	$(9,071)	$(6,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	203
Issuance of common stock for technology	1,411	—
Stock-based compensation	603	146
Amortization of debt discount	128	70
Change in fair value of preferred stock warrant liability	(77)	30
Amortization of investment premium (discount)	4	3
Deferred rent	(71)	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(187)	94
Accounts payable and accrued expenses	765	(732)

Net cash used in operating activities	(6,286)	(6,345)
Cash flows from investing activities
Purchase of property and equipment	(123)	(211)
Purchases of investment securities	—	(5,397)
Maturities of investment securities	1,950	—

Net cash provided by (used in) investing activities	1,827	(5,608)
Cash flows from financing activities
Issuance of preferred stock for cash, net of issuance costs	46,299	—
Proceeds from issuance of common stock	69	13
Repayment of commercial bank debt	(795)	—
Costs paid in connection with initial public offering	(501)	—

Net cash provided by financing activities	45,072	13

Net change in cash and cash equivalents	40,613	(11,940)
Cash and cash equivalents at beginning of the period	13,899	36,457

Cash and cash equivalents at end of the period	$54,512	$24,517

Supplemental schedule of noncash investing and financing activities
Deferred initial public offering costs included in accounts payable and accrued expenses	$1,233	$—

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (the Company) was incorporated in the state of Delaware on September 8, 2005. The Company is focused on the discovery and clinical development of innovative medicines for patients suffering from severe rare diseases.

Principles of Consolidation

The consolidated financial statements include the accounts of aTyr Pharma, Inc., its 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma), and six variable interest entities (Affiliates), in which aTyr Pharma, Inc. was considered to be the primary beneficiary. The Affiliates were dissolved in the fourth quarter of 2014 and the Company continued the operating activities of the Affiliates. All intercompany transactions and balances are eliminated in consolidation. On May 12, 2015, the Company completed its initial public offering (IPO) of 6,164,000 shares of common stock at $14.00 per share, resulting in gross proceeds of approximately $86.3 million.

Reverse Stock Split

On May 5, 2015, the Company filed an amendment to its amended and restated certificate of incorporation to effect a one-for-7.95413 reverse stock split of the Company’s common stock (the Reverse Stock Split). The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion ratio of the redeemable convertible preferred stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, contained in the Company’s final prospectus dated May 6, 2015 filed by the Company with the SEC on May 7, 2015 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act), in connection with the Company’s IPO. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the fair value of equity issuances and awards, and clinical trials and research and development expense accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Other Assets

Other assets primarily consist of legal, accounting and other direct costs related to the Company’s IPO. Upon the completion of the IPO on May 12, 2015, these costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds (see Note 5). As of March 31, 2015, other assets consisted of $2.7 million of deferred IPO costs and $0.2 million of other long-term assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. The Company has excluded 39,439 and 67,878 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2014, respectively. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, redeemable convertible preferred stock issuable upon conversion of convertible promissory note, warrants for the purchase of redeemable convertible preferred stock and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	March 31,
	2015	2014
Redeemable convertible preferred stock outstanding	17,808,867	9,238,868
Redeemable convertible preferred stock issuable upon conversion of convertible promissory note	94,455	94,455
Warrants for redeemable convertible preferred stock	25,970	18,514
Common stock options	1,799,392	1,132,670

	19,728,684	10,484,507

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes that the fair value of its commercial bank debt and convertible promissory notes approximate their carrying values. Investment securities and preferred stock warrant liabilities are recorded at fair value. As of March 31, 2015, the Company held no investment securities.

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities measured at fair value on a recurring basis include the Company’s preferred stock warrant liabilities. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015:
Liabilities:
Preferred stock warrant liabilities	$242	$—	$—	$242

As of December 31, 2014:
Assets:
Corporate debt securities	$1,954	$—	$1,954	$—

Liabilities:
Preferred stock warrant liabilities	$319	$—	$—	$319

All warrant liabilities are recorded at fair value utilizing the Black-Scholes option pricing model using significant unobservable inputs consistent with the inputs used for the Company’s stock-based compensation expense adjusted for the warrants’ expected life.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2014	$319
Change in fair value	(77)

Balance at March 31, 2015	$242

3. Debt, Commitments and Contingencies

Commercial Bank Debt

Commercial bank debt and unamortized discount balances are as follows (in thousands):

	March 31, 2015	December 31, 2014
Commercial bank debt	$7,645	$8,439
Less debt discount, net of current portion	(42)	(60)

Commercial bank debt, net of debt discount	7,603	8,379
Less current portion of commercial bank debt	(3,281)	(3,237)

Commercial bank debt, net of current portion	$4,322	$5,142

Current portion of commercial bank debt	$3,281	$3,237
Current portion of debt discount	(91)	(103)

Current portion of commercial bank debt	$3,190	$3,134

Future minimum principal and interest payments under the Company’s loan and security agreement with Silicon Valley Bank, including the final payment, are as follows (in thousands):

As of March 31, 2015
2015	$2,716
2016	3,622
2017	2,310

8,648
Less interest and final payment	(1,003)

Commercial bank debt	$7,645

Facility Lease

In December 2011, the Company entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2017 and the Company has an option to extend the lease for a period of five years. Rent expense for the three months ended March 31, 2015 and 2014 was $0.1 million.

In conjunction with this lease, the Company borrowed $2.0 million under a subordinated unsecured convertible promissory note issued to the venture arm of its landlord. The convertible promissory note carried an annual interest rate of 8.0% and matured at the earlier of (i) May 2015, (ii) a liquidation event, or (iii) the closing of an initial firm commitment underwritten public offering of the Company’s common stock pursuant to a registration statement under the Act, at which time all outstanding principal and accrued interest amounts would be due, unless previously converted. As of March 31, 2015 and December 31, 2014, the outstanding principal balance of the convertible promissory note was $2.0 million. As of March 31, 2015 and December 31, 2014, the accrued interest on the convertible promissory note was $0.5 million. The convertible note and accrued interest was repaid in full on May 13, 2015 in connection with the Company’s IPO (see Note 5).

Future minimum payments under the non-cancelable operating lease as of March 31, 2015 were as follows (in thousands):

Operating Lease
2015	$446
2016	610
2017	231

$1,287

Research Agreements and Funding Obligations

In October 2007, the Company entered into a research funding and option agreement for certain technologies from The Scripps Research Institute (TSRI). Under the agreement, the Company provides funding to TSRI to conduct certain research activities. The agreement renews automatically for successive 12 month periods starting on May 31st of each year unless the Company provides 30 days’ prior written notice to terminate the agreement. TSRI has the right to terminate the agreement if the Company fails to make any payment under the agreement or for breach or insolvency. Under the research funding and option agreement, TSRI has granted the Company options to enter into license agreements to acquire rights and exclusive licenses to develop, make, have made, use, have used, import, have imported, offer to sell, sell, and have sold certain licensed products, processes and services based on certain technology arising from the sponsored research activities. Pursuant to the terms of these license agreements, TSRI is entitled to receive tiered royalties as a percentage of net sales and a percentage of nonroyalty revenue the Company may receive from its sublicensees or partners, with the amount owed decreasing if it enters into the applicable sublicense or partnering agreement after meeting a specified clinical milestone. In addition, the Company is obligated to pay TSRI up to an aggregate of $2.75 million under each license agreement upon the achievement of specific clinical and regulatory milestone events. In January 2015, the Company and TSRI entered into an amended and restated research funding and option agreement pursuant to which the Company agreed to issue 119,840 shares of its common stock to TSRI in consideration for the adjustment of sublicense payments and the assignment of certain intellectual property rights by TSRI to the Company. The $1.4 million fair value of the common stock issued to TSRI was recorded to research and development expense. The Company issued the shares of common stock to TSRI on March 31, 2015.

During the three months ended March 31, 2015 and 2014, excluding the fair value of the common stock issued to TSRI described above, the Company recognized expense under the agreement in the amount of $0.2 million. A member of the Company’s board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended March 31, 2015 and 2014, the Company provided charitable donations to the National Foundation for Cancer Research of $0.1 million. The Company has requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which fund research activities conducted at TSRI in the laboratory of a member of the Company’s board of directors.

4. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

The authorized, issued and outstanding shares of redeemable convertible preferred stock by series were as follows (in thousands, except share and per share amounts):

As of March 31, 2015:

	Shares Authorized	Shares Outstanding	Liquidation Preference Per Share	Liquidation Preference and Redemption Value	Carrying Value
Series A	2,925,000	2,925,000	$0.25	$731	$731
Series B	12,672,000	12,600,000	0.8333	10,500	10,500
Series B-2	14,686,583	14,686,583	0.8333	12,238	12,238
Series C	25,015,959	25,000,002	0.94	23,500	23,500
Series D	20,473,329	18,275,830	2.662	48,650	48,650
Series E	68,166,894	68,166,894	1.119	76,279	45,676

	143,939,765	141,654,309		$171,898	$141,295

As of December 31, 2014:

	Shares Authorized	Shares Outstanding	Liquidation Preference Per Share	Liquidation Preference and Redemption Value	Carrying Value
Series A	2,925,000	2,925,000	$0.25	$731	$731
Series B	12,672,000	12,600,000	0.8333	10,500	10,500
Series B-2	14,686,583	14,686,583	0.8333	12,238	12,238
Series C	25,015,959	25,000,002	0.94	23,500	23,500
Series D	20,473,329	18,275,830	2.662	48,650	48,650

	75,772,871	73,487,415		$95,619	$95,619

Sale of Series E Redeemable Convertible Preferred Stock

On March 31, 2015, pursuant to a Series E stock purchase agreement, the Company issued an aggregate of 68,166,894 shares of its Series E redeemable convertible preferred stock at a purchase price of $1.119 per share, for aggregate cash consideration of $76.3 million, of which $46.3 million was received in March 2015 and $30.0 million in April 2015, and incurred $0.6 million of issuance costs. The Series E shares were considered issued and outstanding as of March 31, 2015 with a liquidation preference of $76.3 million. Each share of Series E redeemable convertible preferred stock was convertible into 0.12572 shares of the Company’s common stock. The purchase agreement also included an automatic conversion into approximately 0.10329 shares of common stock for each share of Series E redeemable convertible preferred stock upon completion of a qualified public offering on or before March 1, 2016. A qualified public offering must result in listing on a U.S. national securities exchange and at least $50.0 million of gross proceeds at a per share price of not less than $13.00. On May 12, 2015, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 7,040,991 shares of the Company’s common stock in connection with the Company’s IPO (see Note 5).

2014 Stock Plan

On January 1, 2015, the number of shares of common stock reserved for issuance under the 2014 Stock Plan (the 2014 Plan) increased from 2,039,066 shares to 2,445,019 shares as a result of the evergreen provisions of the plan. On March 31, 2015, the Company’s board of directors and stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2014 Plan from 2,445,019 shares to 3,480,079 shares. Upon the effectiveness of its IPO on May 6, 2015, the Company no longer grants awards under the 2014 Plan (see Note 5).

Stock option activity under the 2014 Plan is summarized as follows:

	Number of Options	Weighted Average Price
Balance at December 31, 2014	1,514,471	$4.60
Granted	287,708	$9.15
Canceled	(2,776)	$4.26
Exercised	(11)	$17.74

Balance at March 31, 2015	1,799,392	$5.33

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$355	$43
General and administrative	248	103

	$603	$146

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	6.02 – 6.08	6.52 – 6.56
Risk-free interest rate	1.53%	2.14%
Expected volatility	100.9%	111.1%
Expected dividend yield	0.0%	0.0%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	March 31, 2015	December 31, 2014
Conversion of redeemable convertible preferred stock	17,808,867	9,238,868
Conversion of redeemable convertible preferred stock issuable upon conversion of promissory note	94,455	94,455
Redeemable convertible preferred stock warrants	25,970	25,970
Common stock options granted and outstanding	1,799,392	1,514,471
Awards available under the 2014 Plan	1,336,271	180,190

	21,064,955	11,053,954

5. Subsequent Events

Stock Option Grants

On April 2, 2015 and April 17, 2015, the Company granted options to purchase an aggregate of 295,440 shares of common stock to members of the Company’s executive team and board of directors at an exercise price of $9.15 per share. On April 25, 2015, the Company granted options to purchase an aggregate of 56,471 shares of common stock to employees and consultants at an exercise price of $9.15 per share. In addition, the Company’s board of directors approved grants of options to purchase an aggregate of 377,158 shares of common stock to members of the Company’s executive team at an exercise price equal to the IPO price that were contingent upon the effectiveness of a registration statement on Form S-1 relating to an IPO, which occurred on May 6, 2015.

Approval of 2015 Plan

On April 25, 2015, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2015 Stock Option and Incentive Plan (the 2015 Plan). The 2015 Plan became effective on May 6, 2015. A total of 1,574,566 shares of the Company’s common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 1,840,000 shares, (ii) 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) an amount determined by the Company’s board of directors. Shares underlying any awards under the 2015 Plan and any awards granted under the 2014 Plan prior to the Company’s IPO that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

Approval of the Employee Stock Purchase Plan

On April 25, 2015, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2015 Employee Stock Purchase Plan (the 2015 ESPP). The 2015 ESPP became effective on May 6, 2015. A total of 227,623 shares of the Company’s common stock were initially reserved for issuance under the 2015 ESPP. In addition, the number of shares reserved and available for purchase under the 2015 ESPP will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2015 ESPP.

Initial Public Offering and Related Transactions

On May 12, 2015, the Company completed its IPO whereby it sold 6,164,000 shares of common stock at a public offering price of $14.00 per share. Estimated net proceeds from the IPO were determined as follows (in thousands):

Gross proceeds (including over-allotment)	$86,296
Underwriting discounts and commissions	(6,041)
Estimated total offering costs (including costs paid as of March 31, 2015)	(3,400)
Offering costs paid as of March 31, 2015	1,500

Estimated net proceeds to be received subsequent to March 31, 2015	78,355
Repayment of convertible promissory note and accrued interest subsequent to March 31, 2015	(2,542)

Estimated net cash impact of IPO and related transactions	$75,813

In addition, each of the following occurred in connection with the completion of the Company’s IPO:

•	the conversion of all outstanding shares of redeemable convertible preferred stock into 16,279,859 shares of the Company’s common stock and the resultant reclassification of the Company’s redeemable convertible preferred stock to stockholders’ deficit;

•	the conversion of warrants to purchase 206,581 shares of redeemable convertible preferred stock into warrants to purchase 25,970 shares of the Company’s common stock and the resultant reclassification of the warrant liabilities to additional paid-in capital; and

•	the filing of an amended and restated certificate of incorporation on May 12, 2015, authorizing 150,000,000 shares of common stock and 7,285,456 shares of preferred stock, 5,000,000 of which is undesignated preferred stock.

FUJIFILM Diosynth Biotechnologies U.S.A., Inc. Agreement

On June 16, 2015, the Company entered into a Master Services Agreement (the MSA) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (Fujifilm) to complete the development of the manufacturing process for, and for the production of, the active pharmaceutical ingredient for Resolaris. Pursuant to the MSA, Fujifilm will be engaged to provide the active ingredient for Resolaris to support future clinical trials, including potential pivotal trials. Under the initial scope of work executed pursuant to the MSA, Fujifilm will conduct process optimization, scale-up and demonstration, and cGMP manufacturing of the active pharmaceutical ingredient of Resolaris, and the Company is required to pay Fujifilm based on development and production milestones. As of March 31, 2015, the Company incurred no costs under the MSA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our final prospectus dated May 6, 2015, or the Final Prospectus, filed with the Securities and Exchange Commission, or SEC, on May 7, 2015 pursuant to Rule 424(b) under the Securities Act of 1933, as amended or the Securities Act, in connection with our initial public offering, or IPO.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We engage in the discovery and clinical development of innovative medicines for patients suffering from severe, rare diseases using our knowledge of Physiocrine biology, a newly discovered set of physiological modulators. We have discovered approximately 300 Physiocrines, a class of naturally occurring human proteins that we believe promote homeostasis, a fundamental process of restoring stressed or diseased tissue to a healthier state. By leveraging our discovery engine and our knowledge of rare diseases, we aim to build a proprietary pipeline of novel product candidates with the potential to treat severe, rare diseases characterized by immune dysregulation. We plan to independently commercialize our Physiocrine-based therapeutics.

In the first quarter of 2014, we completed a double-blind, placebo-controlled Phase 1 clinical trial of Resolaris, our lead development candidate from our discovery engine, in which we assessed its safety and tolerability in 32 healthy subjects. Resolaris was shown to be well tolerated at all doses tested, and no serious adverse events were reported. Based on the favorable clinical safety, tolerability, pharmacokinetic and immunogenicity profile of Resolaris in this trial, we decided to advance Resolaris into clinical trials of patients affected by rare myopathies with an immune component. We are currently conducting a multi-national exploratory Phase 1b/2 clinical trial of Resolaris in the European Union in adult patients with facioscapulohumeral muscular dystrophy, or FSHD, a severe, rare genetic myopathy in which immune cells invade diseased muscle, and for which there are no approved treatments. Subject to our interactions with regulatory authorities and patient enrollment in accordance with our clinical development plans, we expect to report initial results from this clinical trial in the fourth quarter of 2015 or early 2016.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through March 31, 2015, have funded our operations primarily with the aggregate proceeds from the private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. Our net losses were $24.4 million, $9.1 million and $6.1 million for the year ended December 31, 2014 and the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $119.2 million.

Substantially all of our net losses resulted from costs incurred in connection with our development of and clinical trials for Resolaris, our other research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, at least until we apply for and receive regulatory approval for Resolaris or another product candidate and generate substantial revenues from its commercialization, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the nature and extent of our research and development expenses and clinical trials. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical trials of Resolaris and any additional product candidates we may develop;

•	continue our research and product development efforts;

•	manufacture preclinical study and clinical trial materials;

•	expand, protect and maintain our intellectual property portfolio;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	hire additional staff, including clinical, operational, financial and technical personnel to execute on our business plan and create additional infrastructure to support our operations as a public company; and

•	implement operational, financial and management systems.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take at least a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital beyond the net proceeds from our IPO. The amount and timing of our future funding requirement will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Recent Developments

On May 12, 2015, we completed our IPO whereby we sold 6,164,000 shares of common stock at a public offering price of $14.00 per share. Estimated net proceeds from the IPO were determined as follows (in thousands):

Gross proceeds (including over-allotment)	$86,296
Underwriting discounts and commissions	(6,041)
Estimated total offering costs (including costs paid as of March 31, 2015)	(3,400)
Offering costs paid as of March 31, 2015	1,500

Estimated net proceeds to be received subsequent to March 31, 2015	78,355
Repayment of convertible promissory note and accrued interest subsequent to March 31, 2015	(2,542)

Estimated net cash impact of IPO and related transactions	$75,813

In addition, each of the following occurred in connection with the completion of our IPO on May 12, 2015:

•	the conversion of all outstanding shares of redeemable convertible preferred stock into 16,279,859 shares of our common stock and the resultant reclassification of our redeemable convertible preferred stock to stockholders’ equity;

•	the conversion of warrants to purchase 206,581 shares of redeemable convertible preferred stock into warrants to purchase 25,970 shares of our common stock and the resultant reclassification of the warrant liabilities to additional paid-in capital; and

•	the filing of an amended and restated certificate of incorporation on May 12, 2015, authorizing 150,000,000 shares of common stock and 7,285,456 shares of preferred stock, 5,000,000 of which is undesignated preferred stock.

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include the accounts of aTyr Pharma, Inc., its 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited, and six variable interest entities, which we refer to as the Affiliates.

In October and November 2011, we established the Affiliates to perform research and development for specified programs. In April 2012, we purchased preferred and common stock of each Affiliate and subsequently issued those shares to each of our stockholders in the form of dividends, in proportion to their relative holdings of aTyr Pharma, Inc. in order to effectuate the spin-out of the Affiliates into stand-alone entities. We entered into nonexclusive license agreements allowing each Affiliate to utilize certain intellectual property owned by us. We also entered into research and development services agreements in our therapeutic program area of interest covered by the respective nonexclusive license agreement with each Affiliate. The working capital of the Affiliates was primarily provided by amounts borrowed from us under convertible promissory note agreements. The Affiliates were not capitalized with sufficient equity to finance their operations and were each therefore considered a variable interest entity, or VIE. In May 2012, the Affiliates commenced operations. The Affiliates had no employees and substantially all of their expenses related to the services provided to them by us, and the expenses related to services provided by us have been eliminated in consolidation. The liquidation preferences underlying the preferred stock issued by the Affiliates and the convertible promissory notes issued by the Affiliates to us effectively protected stockholders of the Affiliates from absorbing the losses of the Affiliates and, as a result, no losses were allocated to these noncontrolling interests and such losses are included in our consolidated net loss. None of the related parties to the Affiliates individually had the power and benefits to control the Affiliates. Because we were the related party that was most closely associated with each VIE, we have consolidated the six Affiliates for financial reporting purposes.

In the fourth quarter of 2014, the board of directors and stockholders of each of the Affiliates approved the dissolution of each applicable Affiliate in accordance with the laws of its respective jurisdiction of organization. In connection with the dissolution of the Affiliates, the license and operating agreements by and between aTyr Pharma, Inc. and each Affiliate were terminated. Our consolidated financial statements for periods after the effectiveness of the dissolution of the Affiliates will no longer include a noncontrolling interest, and the operating activities that the Affiliates performed prior to dissolution will be continued by aTyr Pharma, Inc.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of and clinical trials for Resolaris and to research efforts targeting the potential therapeutic application of other Physiocrine- based immuno-modulators in rare disease indications. These expenses consist primarily of:

•	salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and product development functions;

•	costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our scientific, therapeutic and clinical advisory board;

•	costs to acquire, develop and manufacture preclinical study and clinical trial materials;

•	costs incurred under clinical trial agreements with clinical research organizations, or CROs, and investigative sites;

•	costs for laboratory supplies;

•	payments and stock issuances related to licensed products and technologies; and

•	allocated facilities, depreciation and other allocable expenses.

Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase during the foreseeable future as we: (i) continue to advance Resolaris in clinical development; (ii) advance our iMod.Fc discovery program; and (iii) engage in additional research, discovery and development activities relating to our discovery engine for therapeutic applications of Physiocrines.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our program, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of Resolaris and any other product candidates that we may develop. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, expenses associated with applying for and maintaining patents, the cost of various consultants, occupancy costs, information systems costs and depreciation.

We anticipate that our general and administrative expenses will substantially increase for the foreseeable future as we increase our headcount to support the continued development of our product candidates and the increased costs of operating as a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and the SEC requirements, insurance and investor relations costs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Other Income (Expense)

Other income (expense) primarily consists of interest income and expense and changes in the fair value of preferred stock warrant liabilities related to warrants we issued in connection with commercial bank debt. We do not expect any further fair value adjustments for these warrants subsequent to our IPO, when these liabilities were reclassified to additional paid-in capital.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our final prospectus. There have been no material changes to our critical accounting policies and estimates as disclosed in our Final Prospectus.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014
Research and development expenses	$6,593	$4,388	$2,205
General and administrative expenses	2,329	1,542	787
Other income (expense)	(149)	(163)	(14)

Research and development expenses. Research and development expenses were $6.6 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $2.2 million was due primarily to a $1.4 million increase related to the issuance of common stock in connection with the amendment and restatement of our research funding and option agreement with The Scripps Research Institute, or TSRI, a $0.8 million increase related to compensation expenses (including stock-based compensation) as a result of increased headcount across our research and development organization and a $0.4 million increase in the timing of clinical and manufacturing costs incurred in support of various Resolaris clinical development activities. These increases were partially offset by a decrease of $0.4 million related to the completion of our Phase 1 clinical trial of Resolaris.

General and administrative expenses. General and administrative expenses were $2.3 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $0.8 million was due primarily to a $0.4 million increase in personnel costs resulting from increased headcount in our executive leadership team and stock-based compensation, a $0.2 million increase related to intellectual property-related projects, and $0.2 million of professional services and fees incurred in preparation for becoming a public company.

Other income (expense). Other income (expense) was $(0.1) million and $(0.2) million for the three months ended March 31, 2015 and 2014, respectively. The decrease of $0.1 million in other expense was primarily the result of a decrease in other expense related to decreases in the fair value of outstanding warrant liabilities as the underlying preferred stock fair value decreased, offset by additional interest expense related to the $5.0 million we borrowed in June of 2014 under a loan agreement with Silicon Valley Bank, or SVB.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2015, we had an accumulated deficit of $119.2 million and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2015, we had cash and cash equivalents of $54.5 million. As of March 31, 2015, we had received $46.3 million of the $76.3 million gross proceeds for the issuance of our Series E redeemable convertible preferred stock and we received the remaining $30.0 million by April 3, 2015. As discussed above, our IPO and related transactions resulted in net proceeds of $76.9 million. We believe that our existing cash and cash equivalents as of March 31, 2015, together with the net proceeds from our Series E financing and IPO, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Sources of Liquidity

From our inception through March 31, 2015, we have funded our operations primarily with aggregate proceeds from the private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

Debt Financing

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make equal payments of principal and interest which are due through the maturity date of June 1, 2017. The interest rate is a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. The final payment due in June 2017 includes an additional fee of $0.5 million. The SVB Loan is collateralized by all of our assets, other than our intellectual property, and contains customary affirmative and negative covenants, reporting requirements and events of default. As of March 31, 2015, we have no available credit under the SVB Loan.

In December 2011, in conjunction with our facility lease, we issued a $2.0 million subordinated convertible unsecured promissory note to the venture arm of our landlord, BioMed Realty, L.P., which was subsequently transferred to its affiliate, BMV Direct RE LP. The convertible note carried an annual interest rate of 8.0% and matured on May 12, 2015, at which time we repaid the outstanding principal and accrued interest on the convertible note of $2.0 million and $0.5 million, respectively.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(6,286)	$(6,345)
Investing activities	1,827	(5,608)
Financing activities	45,072	13

Net increase (decrease) in cash and cash equivalents	$40,613	$(11,940)

Operating activities. Net cash used in operating activities was $6.3 million for both the three months ended March 31, 2015 and 2014. The net cash used in operating activities in each of these periods was primarily due to our net losses. The difference between net cash used in operating activities and our net loss during the three months ended March 31, 2015 primarily related to non-cash charges including: $0.2 million for depreciation and amortization, $0.6 million for stock-based compensation, $1.4 million for the issuance of common stock for technology to TSRI and $0.6 million related to changes in operating assets and liabilities. The difference between net cash used in operating activities and our net loss during the three months ended March 31, 2014 primarily related to non-cash charges including: $0.2 million for depreciation and amortization and $0.1 million for stock-based compensation, offset by $0.6 million related to changes in operating assets and liabilities.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2015 was primarily due to the maturity of $2.0 million of investment securities, offset by our purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2014 consisted of $0.2 million of property and equipment purchases and $5.4 million of net purchases of investments, consisting primarily of corporate debt and commercial paper.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $45.1 million and consisted primarily of $46.3 million of net proceeds from the issuance of Series E redeemable convertible preferred stock and $0.1 million of proceeds from the repayment of a stockholder note receivable, offset by $0.8 million of principal payments on the SVB Loan and $0.5 million of costs paid in connection with our IPO. Net cash provided by financing activities for the three months ended March 31, 2014 consisted of $13,000 of proceeds received in connection with the exercise of common stock options.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance Resolaris in clinical development, continue our research and development activities with respect to potential Physiocrine-based therapeutics, and seek marketing approval for Resolaris and other product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials of Resolaris;

•	the scope, progress, results and costs of preclinical development, and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and/or licensing arrangements. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

On May 13, 2015, we repaid in full the $2.0 million outstanding principal balance of our convertible promissory note and $0.5 million of related accrued interest.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. A 10% change in interest rates on March 31, 2015 would not have had a material effect on the fair market value of our portfolio.

We do not believe that our cash, cash equivalents and investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Our debt obligations bear interest at fixed rates and therefore have no exposure to changes in interest rates.

Foreign Currency Exchange Risk

We incur expenses, including for CROs and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant and a movement of 10% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, manufacturing, clinical trial, and other research and development and administration costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial condition. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities.

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks related to the discovery, development and regulation of our Physiocrine-based product candidates

Resolaris and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.

We have concentrated our research and development efforts on Physiocrine biology, a new area of biology, and our future success is highly dependent on the successful development of Physiocrine-based product candidates, including Resolaris and additional product candidates arising from the Resokine pathway. Physiocrine-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach.

Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, Physiocrines represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of Physiocrines and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The Physiocrines that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield product candidates with therapeutic applications of Physiocrines that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work in Physiocrine biology and our product candidates represent a new therapeutic approach, developing and commercializing our product candidates subjects us to a number of challenges, including:

•	defining indications within our targeted rare diseases and clinical endpoints within each indication that are appropriate to support regulatory approval;

•	obtaining regulatory approval from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities that have little or no experience with the development of Physiocrine-based therapeutics;

•	educating medical personnel regarding the potential side effect profile of each of our product candidates, such as the potential for the development of antibodies against our purified protein therapeutics;

•	developing processes for the safe administration of these product candidates, including long-term follow-up for all patients who receive our product candidates;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a manufacturing process and distribution network that ensures consistent manufacture of our product candidates in compliance with current Good Manufacturing Practices, or cGMPs, and related requirements, with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance; and

•	developing therapeutics for rare and more common diseases or indications beyond those addressed by our current product candidates.

Moreover, public perception of safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to adopt and prescribe novel therapeutics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices. Physicians may decide the therapy is too complex or unproven to adopt and may choose not to administer the therapy. Based on these and other factors, healthcare providers and payors may decide that the benefits of any Physiocrine-based therapeutic for which we receive regulatory approval do not or will not outweigh its costs. Any inability to successfully develop commercially viable drugs would have an adverse impact on our business, prospects, financial condition and results of operations.

We are highly dependent on the success of Resolaris, our first clinical product candidate, which is still in early clinical development. If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize, Resolaris, or experience significant delays in doing so, our business will be materially harmed.

To date, we have expended significant time, resources and effort on the discovery and development of Resolaris, including conducting preclinical studies and our Phase 1 clinical trial, and initiating and preparing for additional clinical trials. We have not yet commenced or completed any evaluation of Resolaris in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. We currently generate no revenue from the sale of any product, and our ability to generate product revenues and to achieve commercial success, which we do not expect will occur for many years, if ever, will initially depend on our ability to successfully develop, obtain regulatory approval for and commercialize Resolaris for the treatment of one or more of our target rare disease indications in the United States and any foreign jurisdictions. Before we can market or sell Resolaris in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things.

We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize, Resolaris. If we do not receive regulatory approvals for Resolaris, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize Resolaris, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

Data generated in our preclinical studies and patient sample data relating to the Resokine pathway may not be predictive or indicative of the immuno-modulatory activity or therapeutic effects, if any, of Resolaris in patients.

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from non-clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not studied the activity of the Resokine pathway in patients with rare genetic myopathies with an immune component, which forms the basis for our first clinical trial of Resolaris in facioscapulohumeral dystrophy, or FSHD, nor have we evaluated the activity of the Resokine pathway in patients with interstitial lung disease, or ILD. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations in rare myopathies with an immune component, or RMICs, or rare pulmonary diseases with an immune component, or RPICs. In addition, our classification of diseases based on the existence of immune cell invasion (RMICs and RPICs) and our hypothesis that these represent potential indications for Resolaris may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immono-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of Resolaris or other product candidates that we may develop will adversely affect our business, prospects, financial condition and results of operations.

We have not studied Resolaris or any of our other product candidates in any human clinical trials designed to show efficacy.

Preclinical and clinical data are often susceptible to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Accordingly, our earlier preclinical and clinical studies should not be relied upon as evidence that our current or future clinical trials will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical trial designs or results, and initial results may not be confirmed upon full analysis of the complete study data. In particular, Resolaris may not achieve positive results in our current and planned Phase 1b/2 clinical trials in RMICs and RPICs, and any results observed in our ongoing Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD may not be predictive of results for subsequent cohorts or of the overall results of the trial. Additionally, Resolaris may fail to show the desired safety and efficacy in later stages of clinical development, such as pivotal clinical trials, despite having successfully advanced through initial clinical trials. Any failure of Resolaris or any other product candidates that we may develop at any stage in the clinical development process would have a material adverse impact on our business, prospects, financial condition and results of operations.

Because we are developing novel product candidates for the treatment of diseases in which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our initial clinical focus is on the development of Physiocrine-based therapeutics for the treatment of rare diseases, including FSHD, where patients may benefit from the activation of immuno-modulatory pathways. There are currently no approved treatments for FSHD or other rare disease indications that we intend to initially pursue, such as limb-girdle muscular dystrophy, or LGMD.

As a result, the design and conduct of clinical trials for these indications are subject to increased risk, and we may experience setbacks with our ongoing or planned clinical trials for Resolaris or other product candidates that we may develop because of the limited clinical experience in our target indications. In particular, regulatory authorities in the United States and European Union have not issued definitive guidance as to how to measure and achieve efficacy. In addition, the protocol for our Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD includes the use of magnetic resonance imaging, or MRI, data as a measure of potential immuno-modulatory effects of Resolaris in diseased muscle tissue. Regulators have not yet determined that such data in FSHD patients signifies a clinical meaningful result or can support regulatory approvals. We may not achieve the pre-specified endpoint with statistical significance in our planned clinical trials of Resolaris in this indication or in other indications where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the chance of obtaining marketing approval for Resolaris. Additionally, it is difficult to establish clinically relevant endpoints for some of these indications because it may take a long time before any therapeutic effects of a drug can be observed.

We could also face challenges in designing clinical trials and obtaining regulatory approval for product candidates from our discovery engine due to the lack of historical clinical trial experience for this novel class of therapeutics. At the moment, because no Physiocrine-based products have received regulatory approval anywhere in the world, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates and to predict the time and cost associated with obtaining regulatory approval. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied classes of product candidates. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition and results of operations.

We may encounter substantial delays and other challenges in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing and planned clinical trials of Resolaris in RMICs or RPICs, or any other clinical trials that we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. Following our submission of an investigational new drug application, or IND, to the Division of Neurology Products at the FDA to evaluate Resolaris in a Phase 1b/2 trial in adult patients with FSHD in the United States, our IND was placed on full clinical hold to address the non-clinical issue of the comparability of the drug substance used in our preclinical toxicology studies to that used in our Phase 1 clinical trial and proposed for use in the U.S. clinical trial in FSHD patients. We responded to the FDA’s comparability request, and, in January 2015, our IND was removed from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND remains on partial clinical hold, which prohibits the evaluation of Resolaris at doses higher than our proposed 3.0 mg/kg dose pending our submission of additional non-clinical data to the FDA and the FDA’s review of that data. We intend to submit a complete response to address this concern in the second half of 2015. We cannot assure you that the FDA will deem our response to be a complete response or that it will determine to lift the partial clinical hold. Although we do not expect the partial clinical hold to have a material impact on our current clinical development timeline for Resolaris in FSHD because we do not intend to evaluate Resolaris at doses higher than 3.0 mg/kg in the current clinical trial in the United States, any inability to initiate or complete our clinical trial of Resolaris in adult patients with FSHD in the United States, as a result of the partial clinical hold or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for Resolaris.

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials;

•	delays in reaching consensus with regulatory agencies on trial design;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, or Ethics Committee approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;

•	imposition of a clinical hold by regulatory agencies, which may occur after our submission of data to these agencies or an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory requirements in other countries;

•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	disagreements with regulators regarding our interpretation of data from preclinical studies or clinical trials;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any delay in or inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including currently contemplated changes in our contract manufacturer, production capacity and manufacturing cell line), we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity and successfully commercialize our product candidates and may harm our business and results of operations.

If the results of our clinical trials are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

•	be delayed in obtaining marketing approval for our product candidates, if at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to changes in the way the product is manufactured or administered;

•	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;

•	be subject to litigation; or

•	experience damage to our reputation.

To date, the safety and efficacy of Physiocrine-based therapeutics in humans has not been studied to any significant extent. Accordingly, our product candidates could potentially cause adverse events that have not yet been predicted. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease. As described above, any of these events could prevent us from successfully completing the clinical development of our product candidates and impair our ability to commercialize any products.

We may not be successful in our efforts to identify or discover additional product candidates.

A key element of our strategy is to leverage our discovery engine to identify tRNA synthetases that exhibit activity in physiological disease pathways of interest, and to develop purified forms of these proteins that are suitable for therapeutic application. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying proteins that are useful in treating rare or more common diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying appropriate potential product candidates; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable product candidates for preclinical and clinical development and regulatory approval, we will not be able to generate product revenues, which would have an adverse impact on our business, prospects, financial condition and results of operations.

We may encounter difficulties enrolling patients in our clinical trials for a variety of reasons, including the limited number of patients who have the diseases for which our product candidates are being studied, which could delay or halt the clinical development of our product candidates.

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Resolaris and any other clinical trials that we may conduct for our product candidates is critical to our success. In particular, each of the conditions for which we currently plan to evaluate Resolaris is a rare disease with limited patient pools from which to draw for clinical trials. For example, while estimates of FSHD prevalence vary, studies exploring the topic have identified average prevalence rates of approximately one in 17,000. Applying this rate to the U.S. population, as of November 1, 2014, yields a domestic FSHD population of approximately 19,000. The eligibility criteria for our clinical trials, such as the requirement of at least one skeletal muscle in the lower extremities displaying an inflammatory immune response by MRI for enrollment in our ongoing Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD, may further limit the pool of available participants in the trial. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials.

Our ability to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner may also be affected by other factors, including:

•	proximity and availability of clinical trial sites for prospective patients;

•	severity of the disease under investigation;

•	design of the study protocol and the burdens to patients of compliance with our study protocols;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials for the patient populations and indications under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

We are initially focused on the development of Physiocrine-based therapeutics to treat rare conditions. We plan to seek initial marketing approval in the United States.

We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;

•	different requirements and standards for the conduct of clinical trials;

•	our inability to locate qualified local consultants, physicians and partners; and

•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

Additionally, if patients are unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or protein therapeutics industries or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development or termination of our clinical trials altogether. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned for any reason, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, prospects, financial condition and results of operations.

Resolaris and any other product candidates that we may discover and develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by Resolaris and any other product candidates that we may discover or develop, or safety or toxicity issues that we may experience in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in its partial clinical hold letter, the FDA has requested that, to support clinical trials of Resolaris at doses higher than our proposed 3.0 mg/kg dose, we will need to provide additional non-clinical data demonstrating that certain rodent deaths in our good laboratory practices, or GLP, safety studies of Resolaris at the highest doses administered to rodents were not drug-related or to propose a human clinical monitoring strategy acceptable to the FDA to prevent serious toxicity in humans. We intend to submit a complete response to address this concern regarding rodent deaths in the second half of 2015. Any failure to proceed with clinical testing of Resolaris at the doses required to demonstrate efficacy will impair our ability to obtain regulatory approval.

In our Phase 1 clinical trial, we observed low levels of antibodies to Resolaris in some subjects in response to the administration of Resolaris. The development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of Resolaris and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Other symptoms which may occur in this setting include fever, weight loss, fatigue, Raynaud’s phenomenon of the digits, rash and difficulty swallowing. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials for Resolaris or other product candidates we may develop. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or other safety concerns caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such products;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations.

We may face manufacturing stoppages and other challenges associated with the clinical or commercial manufacture of our Physiocrine-based therapeutics.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. For example, a manufacturing campaign of our product candidate by one of our contract manufacturers for our ongoing Phase 1b/2 clinical trial of bulk drug substance of Resolaris did not meet specifications set for drug substance. Our contract manufacturer has initiated an additional manufacturing campaign as a replacement for additional drug substance not available from the earlier campaign. While no material that did not meet specifications was administered to a subject, such events could lead to delays in our clinical trials for Resolaris. We or our contract manufacturers must supply all necessary documentation in support of a biologics license application, or BLA, on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not undergone the requisite FDA or other regulatory pre-approval inspection to do so. The facilities and quality systems of our contract manufacturers and other third-party contractors must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the facilities in which the product is manufactured. If any such inspection or audit of our facilities or those of our third-party contractors identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independently of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new biologic product or drug product, or revocation of a pre-existing approval. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in clinical or commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

In addition, the manufacture of Resolaris and any other Physiocrine-based therapeutics that we may develop presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. We are also currently in the process of changing cell lines for the production of Resolaris in connection with our potential engagement of a new contract manufacturer to meet our projected needs for pivotal clinical trials and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays.

Furthermore, although Physiocrines represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each Physiocrine has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as iMod.Fc, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other Physiocrines. As a result, the manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our ongoing or planned clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

Although the FDA and the European Commission have granted orphan drug designation to Resolaris for the treatment of FSHD, we may not receive orphan drug designation for Resolaris in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

The FDA and the European Commission have granted orphan drug designation to Resolaris for the treatment of FSHD. We may also apply for orphan drug designation in other territories and for other indications and product candidates. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. To date, we have been granted orphan drug designation for only one product candidate in the United States and the European Union. We cannot assure you that we will be able to obtain orphan drug designation, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling biological products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate, and the scope of any approval may be narrower than we expect.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested, may impose restrictions on dosing or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Failure to obtain marketing approval in international jurisdictions would prevent our medicines from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, and we have limited regulatory experience in many jurisdictions. The time required to obtain approval in one jurisdiction may differ substantially from that required to obtain approval in other jurisdictions. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country.

We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by one regulatory authority does not ensure approval by regulatory authorities in other countries or jurisdictions, and we may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy or fast track designation by the FDA.

We are evaluating the possibility of seeking breakthrough therapy or fast track designation for Resolaris and any other product candidates that we may develop, although we may elect not to do so. A breakthrough therapy program is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track program is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. Although we believe Resolaris and other product candidates that we may develop from our discovery engine may qualify under either or both of the breakthrough therapy and fast track programs, we may elect not to pursue either of these programs, and even if we do, the FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Even if Resolaris or any other product candidates that we discover and develop are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, new drug application, or NDA, or marketing authorization application, or MAA. Accordingly, we and others with whom we work will need to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.

We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are heavily scrutinized by the FDA, the Department of Justice, state attorneys general and comparable foreign regulatory authorities. For example, we may face claims associated with the use or promotion of our products for uses outside the scope of their approved label indications. Violations, including actual or alleged promotion of our products for unapproved, or off-label, uses are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business. In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that would materially restrict the manner in which we promote or distribute our drug products.

These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claims action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

The holder of an approved BLA, NDA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a trial could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue untitled or warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products, or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

Because of our focus on treatments for severe, rare diseases, Resolaris and other product candidates that we develop may be subject to requests for treatment use under individual patient INDs, which would present a variety of risks.

FDA regulations permit an investigational drug or biologic to be used for the treatment of an individual patient by a licensed physician under certain circumstances if the patient has a serious disease or condition, generally defined as a disease or condition associated with morbidity that has a substantial impact on day-to-day functioning. We believe that Resolaris and other product candidates that we develop may be susceptible to physician requests for use in these settings given the severity of the disease indications that we are targeting and the limited availability of approved and other investigational therapeutics for these indications. The treatment use of our product candidates under individual patient INDs would present a number of risks, including the following:

•	The treatment use of our product candidates under individual patient INDs may be subject to less stringent or otherwise different protocols from our clinical trials, subjecting the patient to additional risk, which could negatively affecting the perception of our product candidates among physicians, patients and regulators;

•	The actual or perceived availability of a product candidate for use under individual patient INDs may impair patient enrollment in our clinical trials; and

•	Any decision to make quantities of our product candidates available for use under individual patient INDs may impair our or our third-party manufacturers’ ability to timely supply adequate quantities of our product candidates for our clinical trials.

Physicians may independently file individual patient INDs for Resolaris or one of our other product candidates. We may disagree with a physician’s or the FDA’s conclusion that our product candidate is suitable for evaluation under a particular individual patient IND, and any decision by us not to make our product candidate available for evaluation under this setting may subject us to negative publicity or market perception.

Risks related to our financial condition and capital requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $20.0 million and $24.4 million for the years ended December 31, 2013 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $119.2 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through commercial bank debt. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, grant funding or strategic collaborations. We have not commenced pivotal clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of Resolaris, our lead product candidate, or any other product candidates that we may develop;

•	continue our current clinical trial of Resolaris in adult patients with FSHD and initiate and conduct our planned additional clinical trials of Resolaris in FSHD, LGMD and other RMICs;

•	initiate and conduct any additional preclinical studies, clinical trials or other studies for Resolaris and any other product candidates that we may develop;

•	further develop the manufacturing process for our product candidates;

•	change or add additional manufacturers, including manufacturers of quantities of drug substance suitable for pivotal clinical trials and commercialization;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to identify and validate additional product candidates;

•	make milestone or other payments under our in-license agreements;

•	maintain, protect and expand our portfolio of owned and in-licensed intellectual property;

•	acquire or in-license other product candidates and technologies;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter challenges with any of the above.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have never generated any revenue from product sales and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, Resolaris and any other product candidates that we may develop. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research, preclinical development and clinical development of Resolaris and other product candidates;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for Resolaris and any other product candidates that we may develop;

•	establishing and maintaining supply and manufacturing relationships with third parties that can provide products and services that are adequate in both amount and quality to support clinical development and the market demand for our product candidates, if approved;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, by establishing a sales force, marketing and distribution infrastructure;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;

•	obtaining market acceptance of Physiocrine therapeutics and our product candidates as viable treatment options for our target indications;

•	addressing any competing technological and market developments;

•	implementing additional internal systems and infrastructure, as needed;

•	identifying and validating new Physiocrine therapeutic product candidates;

•	attracting, hiring and retaining qualified personnel; and

•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

Even if Resolaris or any of the other product candidates that we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, the competition we face, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing Resolaris through clinical development and conducting preclinical development activities directed at the identification and selection of additional Physiocrine-based therapeutic candidates. The development of protein therapeutics is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance Resolaris into further clinical trials in multiple indications.

As of March 31, 2015, our cash, cash equivalents and investments were approximately $54.5 million. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical trials, nonclinical testing, and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing, and outcomes of regulatory review of our product candidates;

•	the cost and timing of establishing sales, marketing, and distribution capabilities; and

•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required milestone and royalty payments thereunder.

In any event, we will require additional capital to complete additional clinical trials, including larger, pivotal clinical trials, to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, require us to relinquish rights to our technologies or product candidates on terms unfavorable to us and divert management’s attention from our product development activities.

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Risks related to our reliance on third parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, research and preclinical and clinical testing with respect to our product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for Resolaris and any other product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable study plan and protocols.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our research and development activities, including clinical trials, in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future BLA submissions and approval of our product candidates.

We rely on third parties to manufacture our clinical supply of Resolaris, and we intend to rely on third parties to produce non-clinical, clinical and commercial supplies of any future product candidate.

We do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical quantities of our product candidates, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and

•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the insolvency or bankruptcy of the manufacturer or supplier.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Additionally, each manufacturer may require licenses to manufacture our product candidates or components thereof if the applicable manufacturing processes are not owned by the manufacturer or in the public domain, and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities. These factors could cause the delay of clinical development, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully.

We rely on a single manufacturer for bulk drug substance for Resolaris in our current and planned Phase 1b/2 clinical trials and have recently entered into a master service agreement with an additional contract manufacturer for our projected needs for anticipated pivotal clinical trials and, subject to the satisfactory completion of process validation and other requirements, we may contract with this manufacturer for larger scale commercial manufacturing. We do not have long-term contracts with our manufacturers, and our manufacturers may terminate their agreements with us for a variety of reasons including technical issues and our material breach of our obligations under the applicable agreement. Furthermore, our manufacturers may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our manufacturers fail to meet contractual requirements, and we are unable to secure one or more replacement manufacturers capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue.

Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative manufacturers, transfer manufacturing procedures to these alternative manufacturers, and demonstrate comparability of material produced by such new manufacturers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

We rely, and expect to continue to rely, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We have relied, and expect to continue to rely, on third-party CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we have and will continue to enter into agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with GCPs for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA may require us to perform additional unanticipated clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results would be harmed, our costs could increase, our ability to generate revenues could be delayed and the commercial prospects for our product candidates will be adversely affected.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

We rely on third parties to manufacture our product candidates, and we collaborate with various academic institutions in the development of our discovery engine for therapeutic applications of Physiocrines. In connection with these activities, we are required, at times, to share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition, these agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets.

Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure intellectual property rights to which we are entitled arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, prospects, financial condition and results of operations.

Risks related to the commercialization of our product candidates

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We do not currently have any infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market our product candidates, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our medicines on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines;

•	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We rely on third-party manufacturers to produce Resolaris and any other product candidates that we may develop, but we have not entered into agreements with any such manufacturers to support commercialization.

We have not yet secured manufacturing capabilities for commercial quantities of Resolaris or any other product candidates. Although we intend to rely on third-party manufacturers for commercialization, we have only entered into agreements with such manufacturers to support our human proof-of-concept clinical trials. We have not yet entered into a long-term commercial supply agreement to support full scale commercial production, and we or our contract manufacturers may be unable to process validation activities necessary to enter into commercial supply agreements or otherwise negotiate agreements with the manufacturers to support our commercialization activities at commercially reasonable terms.

No manufacturer currently has the experience or ability to produce our product candidates at commercial levels. We or our contract manufacturers will need to develop a scalable manufacturing process for Resolaris or any other product candidates that we may develop and commercialize. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds.

If we or our manufacturing partners are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our manufacturing partners do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

In addition, any significant disruption in our relationships with our manufacturers could harm our business. There are a relatively small number of potential manufacturers for Resolaris and any other product candidates that we may develop, and such manufacturers may not be able to supply our drug products at the times we need them or on commercially reasonable terms. Any disruption to our relationship with our current manufacturer and any manufacturers that we contract with in the future will result in delays in our ability to complete the clinical development of, or to commercialize, Resolaris and any other product candidates we may develop, and may require us to incur additional costs.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in the development of medicines for severe, rare diseases, which is a competitive and rapidly changing field. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. We expect to compete with various companies, academic institutions and other organizations that have products in development for some of our target RMIC indications. For example, although there are currently no approved products for the treatment of FSHD, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD. In addition, Facio Therapies recently announced its plans to screen chemical libraries to identify chemical compounds that will boost the expression of proteins known to repress one of the causal genes responsible for FSHD. We may also face competition from numerous companies in the field of RPICs, including several companies that currently market Esbriet (pirfenidone) and Nintedanib, both of which were approved by the FDA for the treatment of ILD in October 2014. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, safer, more convenient or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data from biological products already approved, but will not be able to get on the market until ten years after the time of approval. This ten year period will be extended to 11 years if, during the first eight of those ten years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

Finally, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approval from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the potential efficacy and potential advantages over alternative treatments;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the prevalence and severity of any side effects resulting from the administration of our product candidates by injection;

•	the clinical indications for which approval is granted;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	the availability of sufficient third-party insurance coverage or reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors, and our competitors may have substantially greater resources or brand recognition to effectively market their products. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States, but have not been approved for reimbursement in certain European countries. There may be significant delays in obtaining reimbursement for newly approved medicines, and our inability to promptly obtain coverage and profitable payment rates from third-party payors for any approved medicines could have a material adverse effect on our business, prospects, financial condition and results of operations.

Outside the United States, international sales are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that currently restrict imports of medicines from countries where they may be sold at lower prices than in the United States.

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Our target patient populations are relatively small, and there is currently no standard of care treatment directed at some of our target indications, such as FSHD. As a result, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

Risks related to our intellectual property

If we are unable to obtain, maintain or protect intellectual property rights related to our product candidates, or if the scope of such intellectual property protection is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our and our licensors’ abilities to obtain and maintain patent and other intellectual property protection in the United States and in other countries for our proprietary technology and product candidates.

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patentability of inventions, and the validity, enforceability and scope of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. As a result, patent applications that we own or in-license may not issue as patents with claims that cover our product candidates, or at all, in the United States or in foreign countries for many reasons. For example, there is no assurance that we were the first to invent or the first to file patent applications in respect of the inventions claimed in our patent applications or that our patent applications claim patentable subject matter. We may also be unaware of potentially relevant prior art relating to our patents and patent applications, and this prior art, if any, may be used by third parties as grounds to seek to invalidate a patent or to prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents disclose aspects of our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If the patent applications we own or have in-licensed that relate to our programs or product candidates do not issue as patents, if their breadth or strength of protection is threatened, or if they fail to provide exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. In addition, patents have a limited term. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if a patent does issue for any of our pending patent applications, possible delays in regulatory approvals could mean that the period of time during which we could market a product candidate under patent protection could be reduced from what we generally would expect. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Even if patents covering aspects of our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps we take to maintain the confidentiality of our trade secrets are inadequate, we may have insufficient recourse against third parties for misappropriating our proprietary information and processes. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in preventing third parties from practicing our inventions in countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Claims that our product candidates or the sale or use of our future products infringe the patent or other intellectual property rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the United States Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third-party patents are held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may not be able to be obtained on reasonable commercial terms or at all, or require substantial time and monetary expenditure.

We may not be successful in obtaining or maintaining necessary rights to our Physiocrine therapeutic product candidates and processes for our development pipeline through acquisitions and in-licenses.

We believe that we have rights to intellectual property, through licenses from third parties and under patents that we own, that is necessary or useful to develop our product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify on reasonable commercial terms or at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

We sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to the institution’s rights in technology resulting from the collaboration. Regardless of any such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. For example, under the terms of the license agreements that we may enter into pursuant to our amended and restated research funding and option agreement with The Scripps Research Institute, or TSRI, TSRI has the right to terminate the license under various circumstances, including our failure to make payments to TSRI when due, our default in our indemnification and insurance obligations under the agreement, our failure to meet diligence obligations, as determined by TSRI, our underreporting or underpayment of amounts due to TSRI, our conviction of a felony related to the manufacture, use or sale of licensed products, services or processes and our institution of any challenges to the validity or enforceability of any of the licensed patents.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable commercial terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

In some cases, patent prosecution of our licensed technology is controlled by the licensor. Under the license agreements that we may enter into pursuant to our amended and restated research funding and option agreement with TSRI, TSRI is responsible for the prosecution and maintenance of the licensed patent rights, subject to our right to be consulted and to be informed of the progress of patent applications, patents and related submissions. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using such intellectual property. In certain cases, we may control the prosecution of patents resulting from licensed technology.

In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensors. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our sublicensees or partners, if any; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference or derivation proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications or those of our licensors. We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party, or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

Although we are not currently experiencing any claims challenging the inventorship of our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with many other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining, maintaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, recent legislative and judicial developments in the United States and elsewhere have in some cases removed the protection afforded to patent owners, made patents more difficult to obtain, or increased the uncertainty regarding the ability to obtain, maintain and enforce patents. For example, Congress has recently passed, and the United States is currently implementing, wide-ranging patent reform legislation, and may pass further patent reform legislation in the future. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in a recent case, Association for Molecular Pathology v. Myriad Genetics, Inc. , the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents generally, once obtained. Depending on decisions and actions by the U.S. Congress, the federal courts, the USPTO and their respective foreign counterparts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to maintain and enforce our existing patents and patents that we might obtain in the future.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the validity or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, were enacted March 16, 2013. Although it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We have not yet registered Resolaris as a trademark, and failure to secure or maintain adequate protection for our trademarks could adversely affect our business.

We have filed a U.S. trademark application for the Resolaris mark but it has not yet matured to registration, and we have yet to file any foreign trademark applications for the Resolaris mark. Although, the USPTO has examined our U.S. application for the Resolaris mark and there are no outstanding objections to the application, comparable agencies in foreign jurisdictions may raise objections to our applications. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademarks, and our trademarks may not survive such proceedings. Furthermore, third parties have alleged, and may allege in the future, that Resolaris in particular or any other trademark or trade name that we elect to use for our product candidates, may cause confusion in the marketplace. Specifically, Alexion Pharmaceuticals (“Alexion”) recently sent a letter to our counsel alleging that our anticipated use of the Resolaris trademark would cause patients, practitioners and researchers to mistakenly associate us with Alexion or its Soliris product. Alexion claims ownership of a U.S. trademark registration for its Soliris mark. Alexion concluded its letter by requesting that we select a new name for our Resolaris product and withdraw our pending trademark application for the mark. We evaluate such actual and potential allegations in the course of our business, and such evaluations may cause us to change our commercialization or branding strategy for our product candidates, which may require us to incur additional costs. In particular, we are assessing Alexion’s allegations and will determine whether we need to, or should, select a different name for the product or contest any trademark enforcement actions by Alexion. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark.

The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks related to our business operations

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team listed under “Management” located in the Final Prospectus, the loss of whose services may adversely impact the achievement of our objectives. Additionally, our principal financial and accounting officer is a consultant and we may face conflicts of interest as he allocates his time across various interests. While we have entered into employment agreements with each of our other executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Furthermore, many of our employees have become or will soon become vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in the public market may result in an increased turnover rate.

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.

We currently conduct research activities through our majority-owned Hong Kong subsidiary, Pangu

BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology and maintain a representative office for this subsidiary in China. Additionally, we are currently conducting our Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD in the European Union, and the supply of Resolaris for our clinical trials is currently produced in India by a third-party manufacturer. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;

•	reduced or uncertain protection for intellectual property;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; and

•	foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country.

Any failure to continue our international operations or to commercialize our product candidates outside of the United States may impair our ability to generate revenues and harm our business, prospects and results of operations.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

We have recently increased the size of our management team and as of June 10, 2015, we had 53 full-time employees. As we continue our Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD, prepare for additional clinical trials of Resolaris and expand our other clinical development activities, as well as begin our operations as a public company, we expect to increase our full-time employee base and to hire more consultants and contractors. In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris and the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We may use our financial and human resources to pursue a particular business strategy, research program or product candidate and fail to capitalize on strategies, programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

We carry product liability insurance for our clinical trials covering $5.0 million per occurrence and up to $5.0 million in the aggregate, subject to certain deductibles and exclusions. Although we believe the amount of our insurance coverage is typical for companies similar to us in our industry, we may not have adequate insurance coverage or be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and adversely affect our reputation and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and may have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.

Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We are subject to anti-corruption laws in the jurisdictions in which we operate.

We are subject to a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and various other anti-corruption laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Our business relies on approvals and licenses from government and regulatory entities, and as a result, we are subject to certain elevated risks associated with interactions with these entities. Although we have adopted a code of business conduct and ethics that includes provisions governing the interactions of employees with government entities to mitigate these risks. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any investigation of any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, prospects, financial condition and results of operations.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California, and our clinical supply of Resolaris is currently produced in India. We currently anticipate that if Resolaris receives marketing approval, commercial production may take place in the United States and/or the United Kingdom. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks related to the ownership of our common stock

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;

•	any delay in filing a BLA or IND for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or IND;

•	failure to successfully develop and commercialize our product candidates;

•	the perception of limited market sizes or pricing for our product candidates;

•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	inability to obtain additional funding;

•	failure to meet or exceed financial or operational projections we may provide to the public;

•	failure to meet or exceed the financial or operational projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or they issue an adverse or misleading opinion regarding our stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and The Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, principal stockholders and their affiliates own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of June 10, 2015, based on the latest information publicly available to the Company, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 72% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in the Final Prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Final Prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Approximately 17.2 million additional shares will be eligible for sale by our shareholders in the public market upon the expiration of lock-up agreements in November 2015, although a portion of such shares held by our affiliates will be subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. In addition, the shares subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, after November 2015, certain holders of our common stock will have the right to require us to register these shares under the Securities Act pursuant to a registration and voting rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

We will have considerable discretion in the application of our existing cash, including the net proceeds from our IPO. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. In addition, pending their use, we may invest the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities. We may use these proceeds for purposes that do not yield a significant return or any return at all for our stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited.

We completed an analysis through September 7, 2011, and determined that on November 30, 2006 an ownership change occurred, for which we have adjusted our NOL and research and development tax credit carryforwards. We may have experienced an ownership change subsequent to September 7, 2011, and we may also experience ownership changes in the future as a result of our IPO or subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We do not intend to pay dividends on our common stock, and therefore any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president;

•	prohibit stockholder action by written consent;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors;

•	expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we issued and sold the following unregistered securities:

(1)	We issued to employees, directors and consultants an aggregate of 287,708 shares of common stock upon the exercise of options under the aTyr Pharma, Inc. 2014 Stock Plan, or the 2014 Plan, with an exercise prices of $9.15 per share for an aggregate exercise price of $2.6 million. In addition, we issued and sold 11 shares of our common stock upon exercise of a stock option granted to an employee pursuant to our 2014 Plan, for an aggregate purchase price of $202.93. The issuances of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans.

(2)	In March 2015, we issued and sold 119,840 shares of our common stock to The Scripps Research Institute in connection with an amended and restated research funding and option agreement, for an aggregate purchase price of $953.23. The sale of these shares was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(3)	In March 2015, pursuant to a Series E stock purchase agreement, we issued an aggregate of 68,166,894 shares of our Series E redeemable convertible preferred stock at a purchase price of $1.119 per share, for aggregate consideration of $76.3 million. As a result of our IPO, these Series E redeemable convertible preferred shares were converted into 7,040,991 shares of our common stock. We have filed a Form D to ensure that all securities issued in this transaction fall within the safe harbor provided pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

All of the securities issued and sold as described above are deemed to be restricted securities for purposes of the Securities Act.

Use of Proceeds

On May 6, 2015, the SEC declared effective the registration statement on Form S-1 (File No. 333-203272) for our IPO of our common stock. Pursuant to the registration statement, we registered the offer and sale of 6,164,000 shares of our common stock (including 804,000 shares of our common stock pursuant to the underwriters’ over-allotment option). On May 12, 2015, we sold 6,164,000 shares of our common stock (including 804,000 shares of our common stock pursuant to the underwriters’ over-allotment option) at a public offering price of $14.00 per share. The offering has terminated. The joint book-running managing underwriters of the offering were J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. After deducting underwriting discounts, commissions and estimated offering costs paid or payable by us of approximately $3.4 million, the net proceeds from the offering were approximately $76.9 million. No offering expenses were paid or are payable directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the offering have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: June 18, 2015	By:	/s/ John D. Mendlein
John D. Mendlein Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stan Blackburn
Stan Blackburn Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-203272) filed with the SEC on May 1, 2015 and incorporated herein by reference).

3.2

Amended and Restated Bylaws (filed as Exhibit 3.4 to the registrant’s Registration Statement on Form S-1/A

(File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-

1/A (File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document