Form 10-Q
period 2015-06-30
aTYR PHARMA INC
filed 2015-08-12
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2015, there were 23,639,280 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,066	$13,899
Short-term investments	39,891	1,954
Prepaid expenses and other assets	3,218	656

Total current assets	106,175	16,509
Long-term investments	44,738	—
Property and equipment, net	2,022	1,925
Other assets	146	2,210

Total assets	$153,081	$20,644

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,002	$1,433
Accrued expenses	2,817	2,932
Current portion of deferred rent	305	295
Current portion of commercial bank debt	3,248	3,134
Convertible promissory note	—	2,000
Preferred stock warrant liabilities	—	319

Total current liabilities	9,372	10,113
Deferred rent, net of current portion	291	445
Commercial bank debt, net of current portion	3,489	5,142
Other long-term liabilities	588	335
Commitments and contingencies (Note 3)
Redeemable convertible preferred stock, $0.001 par value; authorized shares – 7,285,456 at June 30, 2015 and 75,772,871 at December 31, 2014; issued and outstanding shares – none at June 30, 2015 and 73,487,415 at December 31, 2014; liquidation preference of $0 at June 30, 2015 and $95,619 at December 31, 2014	—	95,619
Stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized shares – 150,000,000 at June 30, 2015 and 95,500,000 at December 31, 2014; issued and outstanding shares – 23,639,280 at June 30, 2015 and 909,880 at December 31, 2014	24	1
Additional paid-in capital	269,725	19,209
Stockholder note receivable	—	(69)
Accumulated other comprehensive loss	(106)	—
Accumulated deficit	(130,302)	(110,151)

Total stockholders’ equity (deficit)	139,341	(91,010)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$153,081	$20,644

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Operating expenses:
Research and development	$7,502	$3,638	$14,095	$8,026
General and administrative	3,396	1,725	5,725	3,267

Total operating expenses	10,898	5,363	19,820	11,293

Loss from operations	(10,898)	(5,363)	(19,820)	(11,293)
Other income (expense), net	(182)	(225)	(331)	(388)

Net loss	(11,080)	(5,588)	(20,151)	(11,681)
Accretion to redemption value of redeemable convertible preferred stock	(15)	(139)	(15)	(277)

Net loss attributable to common stockholders	$(11,095)	$(5,727)	$(20,166)	$(11,958)

Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(6.85)	$(2.53)	$(14.69)

Weighted average common stock shares outstanding, basic and diluted	14,901,473	836,533	7,955,973	814,030

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Net loss	$(11,080)	$(5,588)	$(20,151)	$(11,681)
Other comprehensive loss:
Changes in unrealized loss on available-for-sale investments	(106)	—	(106)	—

Comprehensive loss	$(11,186)	$(5,588)	$(20,257)	$(11,681)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net loss	$(20,151)	$(11,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418	411
Issuance of common stock for technology	1,411	—
Stock-based compensation	1,419	312
Amortization of debt discount	168	155
Change in fair value of preferred stock warrant liability	(29)	85
Amortization of investment premium	192	15
Deferred rent	(144)	(136)
Loss on disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,497)	(53)
Accounts payable and accrued expenses	717	(353)

Net cash used in operating activities	(17,495)	(11,245)
Cash flows from investing activities
Purchase of property and equipment	(163)	(249)
Purchases of investment securities	(84,927)	(5,397)
Maturities of investment securities	1,954	—

Net cash used in investing activities	(83,136)	(5,646)
Cash flows from financing activities
Issuance of preferred stock for cash, net of issuance costs	75,617	—
Issuance of common stock through initial public offering, net of offering costs	77,246	—
Proceeds from issuance of common stock through option exercises	533	70
Proceeds from notes payable to bank	—	5,000
Repayments on notes payable to bank	(1,598)	—
Repayment of convertible debt	(2,000)	—

Net cash provided by financing activities	149,798	5,070

Net change in cash and cash equivalents	49,167	(11,821)
Cash and cash equivalents at beginning of the period	13,899	36,457

Cash and cash equivalents at end of the period	$63,066	$24,636

Supplemental schedule of noncash investing and financing activities
Initial public offering costs included in accounts payable	$344	$—

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

Initial Public Offering

On May 12, 2015, the Company completed its initial public offering (IPO) of 6,164,000 shares of common stock at $14.00 per share, resulting in gross proceeds of approximately $86.3 million and net proceeds of $75.9 million, after underwriting and other expenses of approximately $10.4 million (consisting of approximately $6.0 million in underwriting discounts and commissions and approximately $4.4 million in other offering expenses). In connection with the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 16,279,859 shares of the Company’s common stock and warrants to purchase 206,581 shares of redeemable convertible preferred stock were converted into warrants to purchase 25,970 shares of the Company’s common stock with a resultant reclassification of the warrant liabilities to additional paid-in capital. In addition, the Company filed an amended and restated certificate of incorporation on May 12, 2015, authorizing 150,000,000 shares of common stock and 7,285,456 shares of preferred stock, 5,000,000 of which is undesignated preferred stock.

Upon the closing of the IPO, 1,574,566 shares of common stock were reserved for future issuance under the 2015 Stock Option and Incentive Plan (the 2015 Plan) and 227,623 shares of common stock were reserved for future issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP).

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, contained in the Company’s final prospectus dated May 6, 2015 filed by the Company with the SEC on May 7, 2015 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act), in connection with the Company’s IPO. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. The Company has excluded 65,351 and 66,830 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended June 30, 2015 and 2014, respectively. The Company has excluded 68,886 and 67,354 shares subject to repurchase from the weighted average number of common shares outstanding for the six months ended June 30, 2015 and 2014, respectively. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, redeemable convertible preferred stock issuable upon conversion of convertible promissory note, warrants for the purchase of redeemable convertible preferred stock, warrants for common stock and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock outstanding	—	9,238,868	—	9,238,868
Redeemable convertible preferred stock issuable upon conversion of convertible promissory note	—	94,455	—	94,455
Warrants for redeemable convertible preferred stock	—	25,970	—	25,970
Warrants for common stock	25,970	—	25,970	—
Common stock options	1,164,140	1,085,257	1,164,140	1,085,257

	1,190,110	10,444,550	1,190,110	10,444,550

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities measured at fair value on a recurring basis include the Company’s preferred stock warrant liabilities. None of the Company’s non-financial assets and liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015:
Assets:
Current:
Cash and cash equivalents	$63,066	$63,066	$—	$—
Short-term investments - Corporate debt securities	39,891	—	39,891	—
Long-term investments:
Agency bonds	7,072	—	7,072	—
US treasury debt securities	7,505	—	7,505	—
Asset-backed securities	9,869	—	9,869	—
Corporate debt securities	20,292	—	20,292	—

Sub-total long-term investments	44,738	—	44,738	—

Total assets measured at fair value	$147,695	$63,066	$84,629	$—

As of December 31, 2014:
Assets:
Cash and cash equivalents	$13,899	$13,899	$—	$—
Short-term investments - Corporate debt securities	1,954	—	1,954	—

Total assets measured at fair value	$15,853	$13,899	$1,954	$—

Liabilities:
Preferred stock warrant liabilities	$319	$—	$—	$319

At June 30, 2015 and December 31, 2014 available-for-sale investments are detailed as follows (in thousands):

	June 30, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
Corporate debt securities	$39,944	$2	$(55)	$39,891

Long-term investments:
Agency bonds	7,075	—	(3)	7,072
US treasury debt securities	7,503	2	—	7,505
Asset-backed securities	9,874	—	(5)	9,869
Corporate debt securities	20,339	—	(47)	20,292

	$44,791	$2	$(55)	$44,738

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$1,954	$—	$—	$1,954

Available-for-sale investments that are in an unrealized loss position at June 30, 2015 are as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Agency bonds	$7,072	$(3)
Asset-backed securities	6,005	(5)
Corporate debt securities	56,234	(102)

	$69,311	$(110)

As of June 30, 2015, all available-for-sale investments have contractual maturity dates within two years.

At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at June 30, 2015.

All warrant liabilities are recorded at fair value utilizing the Black-Scholes option pricing model using significant unobservable inputs consistent with the inputs used for the Company’s stock-based compensation expense adjusted for the warrants’ expected life.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2014	$319
Change in fair value	(29)

Balance at May 5, 2015	$290
Reclassification to additional paid-in capital as of IPO on May 6, 2015	(290)

Balance at June 30, 2015	$—

3. Debt, Commitments and Contingencies

Commercial Bank Debt

Commercial bank debt and unamortized discount balances are as follows (in thousands):

	June 30, 2015	December 31, 2014
Commercial bank debt	$6,842	$8,439
Less debt discount, net of current portion	(26)	(60)

Commercial bank debt, net of debt discount	6,816	8,379
Less current portion of commercial bank debt	(3,327)	(3,237)

Commercial bank debt, net of current portion	$3,489	$5,142

Current portion of commercial bank debt	$3,327	$3,237
Current portion of debt discount	(79)	(103)

Current portion of commercial bank debt	$3,248	$3,134

Future minimum principal and interest payments under the Company’s loan and security agreement with Silicon Valley Bank, including the final payment, are as follows (in thousands):

As of June 30, 2015
2015	$1,811
2016	3,622
2017	2,310

7,743
Less interest and final payment	(901)

Commercial bank debt	$6,842

Facility Lease

In December 2011, the Company entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2017 and the Company has an option to extend the lease for a period of five years. Rent expense for the three months ended June 30, 2015 and 2014 was $0.1 million. Rent expense for the six months ended June 30, 2015 and 2014 was $0.2 million and $0.1 million, respectively.

In conjunction with this lease, the Company borrowed $2.0 million under a subordinated unsecured convertible promissory note issued to the venture arm of its landlord. The convertible promissory note carried an annual interest rate of 8.0% and matured at the earlier of (i) May 2015, (ii) a liquidation event, or (iii) the closing of an initial firm commitment underwritten public offering of the Company’s common stock pursuant to a registration statement under the Act, at which time all outstanding principal and accrued interest amounts would be due, unless previously converted. In May 2015, the $2.0 million outstanding principal balance of the convertible promissory note and the $0.5 million accrued interest on the convertible promissory note was repaid in full in connection with the Company’s IPO.

Future minimum payments under the non-cancelable operating lease as of June 30, 2015 were as follows (in thousands):

Operating Lease
2015	$299
2016	610
2017	231

$1,140

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

During the three months ended June 30, 2015 and 2014, excluding the fair value of the common stock issued to TSRI described above, the Company recognized expense under the agreement in the amount of $0.2 million. During the six months ended June 30, 2015 and 2014, excluding the fair value of the common stock issued to TSRI described above, the Company recognized expense under the agreement in the amount of $0.3 million. A member of the Company’s board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended June 30, 2015 and 2014, the Company provided charitable donations to the National Foundation for Cancer Research of $0.1 million. During the six months ended June 30, 2015 and 2014, the Company provided charitable donations to the National Foundation for Cancer Research of $0.2 million. The Company has requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of the Company’s board of directors.

FUJIFILM Diosynth Biotechnologies U.S.A., Inc. Agreement

On June 16, 2015, the Company entered into a Master Services Agreement (the MSA) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (Fujifilm) to complete the development of the manufacturing process and for the production of the active pharmaceutical ingredient for Resolaris. Pursuant to the MSA, Fujifilm will provide the active ingredient for Resolaris to support future clinical trials, including potential pivotal trials. Under the initial scope of work executed pursuant to the MSA, Fujifilm will conduct process optimization, scale-up and demonstration, and cGMP manufacturing of the active pharmaceutical ingredient of Resolaris, and the Company is required to pay Fujifilm based on development and production milestones up to the total payment in the mid seven figures. During the three and six months ended June 30, 2015, expenses associated with this agreement were not material.

4. Stockholders’ Equity

Stock Option and Incentive Plans

The 2015 Plan became effective upon the effectiveness of the registration statement for the IPO in May 2015, and the Company ceased granting stock options under its 2014 Stock Plan (the 2014 Plan) upon the IPO.

Stock option activity is summarized as follows:

	Number of Options	Weighted Average Price
Balance at December 31, 2014	1,514,471	$4.60
Granted	1,050,045	$11.35
Exercised	(166,454)	$2.87
Canceled	(2,774)	$4.25

Balance at June 30, 2015	2,395,288	$7.70

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$441	$50	$796	$93
General and administrative	375	115	623	219

	$816	$165	$1,419	$312

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	5.77 – 6.08	N/A	5.77 – 6.08	6.52 – 6.56
Risk-free interest rate	1.47%-1.78%	N/A	1.47%-1.78%	2.14%
Expected volatility	81.60%-88.10%	N/A	81.60%-100.9%	111.1%
Expected dividend yield	0.0%	N/A	0.0%	0.0%

Approval of 2015 Plan

On April 25, 2015, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2015 Plan. The 2015 Plan became effective on May 6, 2015. A total of 1,574,566 shares of the Company’s common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 1,840,000 shares, (ii) 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) an amount determined by the Company’s board of directors. Shares underlying any awards under the 2015 Plan and any awards granted under the 2014 Plan prior to the Company’s IPO that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

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

Sale of Series E Redeemable Convertible Preferred Stock

On March 31, 2015, pursuant to a Series E stock purchase agreement, the Company issued an aggregate of 68,166,894 shares of its Series E redeemable convertible preferred stock at a purchase price of $1.119 per share, for aggregate cash consideration of $76.3 million and incurred $0.6 million of issuance costs. Each share of Series E redeemable convertible preferred stock was convertible into 0.12572 shares of the Company’s common stock. The purchase agreement also included an automatic conversion into approximately 0.10329 shares of common stock for each share of Series E redeemable convertible preferred stock upon completion of a qualified public offering on or before March 1, 2016. A qualified public offering must have resulted in listing on a U.S. national securities exchange and at least $50.0 million of gross proceeds at a per share price of not less than $13.00. On May 12, 2015, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 7,040,991 shares of the Company’s common stock in connection with the Company’s IPO.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30, 2015	December 31, 2014
Conversion of redeemable convertible preferred stock	—	9,238,868
Conversion of redeemable convertible preferred stock issuable upon conversion of promissory note	—	94,455
Redeemable convertible preferred stock warrants	—	25,970
Common stock warrants	25,970	—
Common stock options outstanding	2,395,288	1,514,471
Shares available under the 2015 Plan	1,164,140	180,190
Shares available under the 2015 ESPP Plan	227,623	—

	3,813,021	11,053,954

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

In the first quarter of 2014, we completed a double-blind, placebo-controlled Phase 1 clinical trial of Resolaris, our lead development candidate from our discovery engine, in which we assessed its safety and tolerability in 32 healthy subjects. Resolaris was shown to be well tolerated at all doses tested, and no serious adverse events were reported. Based on the favorable clinical safety, tolerability, pharmacokinetic and immunogenicity profile of Resolaris in this trial, we decided to advance Resolaris into clinical trials of patients affected by rare myopathies with an immune component or RMICs. We are currently conducting a multi-national exploratory Phase 1b/2 clinical trial of Resolaris in the European Union in adult patients with facioscapulohumeral muscular dystrophy, or FSHD, a severe, rare genetic myopathy in which immune cells invade diseased muscle, and for which there are no approved treatments. Subject to our interactions with regulatory authorities and patient enrollment in accordance with our clinical development plans, we expect to report initial results from this clinical trial in the fourth quarter of 2015 or early 2016.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through June 30, 2015, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our IPO, private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the six months ended June 30, 2015 and 2014, we have incurred consolidated net losses of $20.2 million and $11.7 million, respectively. As of June 30, 2015, we had an accumulated deficit of $130.3 million.

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

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital beyond the net proceeds from our IPO. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

In May 2015, we completed our IPO whereby we sold 6,164,000 shares of common stock at a public offering price of $14.00 per share. As a result of the IPO, we raised a total of $75.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million and offering expenses of approximately $4.4 million. In addition, in connection with the IPO, all outstanding convertible preferred stock converted into 16,279,859 shares of our common stock.

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

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of Resolaris and any other product candidates that we may develop. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income and expense and changes in the fair value of preferred stock warrant liabilities related to warrants we issued in connection with commercial bank debt. No further fair value adjustments for these warrants will be recorded subsequent to our IPO, when these liabilities were reclassified to additional paid-in capital.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2015	2014
Research and development expenses	$7,502	$3,638	$3,864
General and administrative expenses	3,396	1,725	1,671
Other income (expense)	(182)	(225)	(43)

Research and development expenses. Research and development expenses were $7.5 million and $3.6 million for the three months ended June, 2015 and 2014, respectively. The increase of $3.9 million was due primarily to a $2.7 million increase related to clinical development and manufacturing costs incurred in support of various activities for Resolaris and a $0.9 million increase related to compensation expenses (including $0.4 million of non-cash stock-based compensation) as a result of increased headcount across our research and development organization.

General and administrative expenses. General and administrative expenses were $3.4 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase of $1.7 million was due primarily to a $0.9 million increase in personnel costs resulting from increased headcount in our executive leadership team (including $0.3 million of non-cash stock-based compensation), a $0.6 million increase in costs associated with being a public company and a $0.2 million increase related to intellectual property-related projects.

Other income (expense). Other income (expense) was $(0.2) million and $(0.2) million for the three months ended June 30, 2015 and 2014, respectively. The decrease of $43,000 in other expense was primarily the result of increased interest income related to short-term and long-term investments.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014
Research and development expenses	$14,095	$8,026	$6,069
General and administrative expenses	5,725	3,267	2,458
Other income (expense)	(331)	(388)	(57)

Research and development expenses. Research and development expenses were $14.1 million and $8.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $6.1 million was due primarily to a $2.9 million increase related to clinical development and manufacturing costs incurred in support of various activities for Resolaris, a $1.7 million increase related to compensation expenses (including $0.4 million of non-cash stock-based compensation) as a result of increased headcount across our research and development organization, and a $1.4 million increase related to the issuance of common stock in connection with the amendment and restatement of our research funding and option agreement with The Scripps Research Institute, or TSRI.

General and administrative expenses. General and administrative expenses were $5.7 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $2.5 million was due primarily to a $1.2 million increase in personnel costs resulting from increased headcount in our executive leadership team (including $0.7 million of non-cash stock-based compensation), a $0.6 million increase in costs associated with being a public company, and a $0.4 million increase related to intellectual property-related projects.

Other income (expense). Other income (expense) was $(0.3) million and $(0.4) million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $0.1 million in other expense was primarily the result of increased interest income related to short-term and long term investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2015, we had an accumulated deficit of $130.3 million and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2015, we had cash, cash equivalents and short-term and long-term investments of $147.7 million. As discussed above, our IPO and related transactions resulted in net proceeds of $75.9 million. We believe that our existing cash and cash equivalents as of June 30, 2015 will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Sources of Liquidity

From our inception through June 30, 2015, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

Debt Financing

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with Silicon Valley Bank or SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make equal payments of principal and interest which are due through the maturity date of June 1, 2017. The interest rate is a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. The final payment due in June 2017 includes an additional fee of $0.5 million. The SVB Loan is collateralized by all of our assets, other than our intellectual property, and contains customary affirmative and negative covenants, reporting requirements and events of default. As of June 30, 2015, we have no available credit under the SVB Loan.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(17,495)	$(11,245)
Investing activities	(83,136)	(5,646)
Financing activities	149,798	5,070

Net increase (decrease) in cash and cash equivalents	$49,167	$(11,821)

Operating activities. Net cash used in operating activities was $17.5 million and $11.2 million for the six months ended June 30, 2015 and 2014. The net cash used in operating activities in each of these periods was primarily due to our net losses. The difference between net cash used in operating activities and our net loss during the six months ended June 30, 2015 primarily related to non-cash charges including: $0.4 million for depreciation and amortization, $1.4 million for stock-based compensation, $1.4 million for the issuance of common stock for technology to TSRI offset by $0.8 million of cash used by changes in operating assets and liabilities. The difference between net cash used in operating activities and our net loss during the six months ended June 30, 2014 primarily related to non-cash charges including: $0.4 million for depreciation and amortization and $0.3 million for stock-based compensation, offset by $0.4 million related to changes in operating assets and liabilities.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2015 was primarily due to the purchases of $84.9 million of investment securities, consisting primarily of money market funds, corporate debt securities, asset-backed securities, agency bonds and U.S. Treasury debt securities, and $0.2 million of property and equipment, offset by maturity of $2.0 million of investment securities. Net cash used in investing activities for the three months ended June 30, 2014 consisted of $0.2 million of property and equipment purchases and $5.4 million of net purchases of investments, consisting primarily of corporate debt securities and commercial paper.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $149.8 million and consisted primarily of $75.6 million of net proceeds from the issuance of Series E redeemable convertible preferred stock and $77.2 million of net proceeds from the IPO net of offering costs paid in the period, offset by $1.6 million of principal payments on the SVB Loan and $2.0 million repayment of convertible debt and related accrued interest. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of $5.0 million of proceeds from the SVB Loan.

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

Contractual Obligations and Commitments

In May 2015, we repaid in full the $2.0 million outstanding principal balance of our convertible promissory note and $0.5 million of related accrued interest.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. A 10% change in interest rates on June 30, 2015 would not have had a material effect on the fair market value of our portfolio.

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

Foreign Currency Exchange Risk

We incur expenses, including for CROs and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, manufacturing, clinical trial, and other research and development and administration costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

Our initial clinical focus is on the development of Physiocrine-based therapeutics for the treatment of rare diseases, including FSHD, where patients may benefit from the activation of immuno-modulatory pathways. There are currently no approved treatments for FSHD or other rare disease indications that we intend to initially pursue, such as limb-girdle muscular dystrophy, or LGMD. As a result, the design and conduct of clinical trials for these indications are subject to increased risk, and we may experience setbacks with our ongoing or planned clinical trials for Resolaris or other product candidates that we may develop because of the limited clinical experience in our target indications. In particular, regulatory authorities in the United States and European Union have not issued definitive guidance as to how to measure and achieve efficacy. In addition, the protocol for our Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD includes the use of magnetic resonance imaging, or MRI, data as a measure of potential immuno-modulatory effects of Resolaris in diseased muscle tissue. Regulators have not yet determined that such data in FSHD patients signifies a clinically meaningful result or can support regulatory approvals. We may not achieve the pre-specified endpoint with statistical significance in our planned clinical trials of Resolaris in this indication or in other indications where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the chance of obtaining marketing approval for Resolaris. Additionally, it is difficult to establish clinically relevant endpoints for some of these indications because it may take a long time before any therapeutic effects of a drug can be observed.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time- consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing and planned clinical trials of Resolaris in RMICs or RPICs, or any other clinical trials that we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. Following our submission of an investigational new drug application, or IND, to the Division of Neurology Products at the FDA to evaluate Resolaris in a Phase 1b/2 trial in adult patients with FSHD in the United States, our IND was placed on full clinical hold to address the non-clinical issue of the comparability of the drug substance used in our preclinical toxicology studies to that used in our Phase 1 clinical trial and proposed for use in the U.S. clinical trial in FSHD patients. We responded to the FDA’s comparability request, and, in January 2015, our IND was removed from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND remains on partial clinical hold, which prohibits the evaluation of Resolaris at doses higher than our proposed 3.0 mg/kg dose pending our submission of additional non-clinical data to the FDA and the FDA’s review of that data. We intend to submit a complete response to address this concern in the second half of 2015. We cannot assure you that the FDA will deem our response to be a complete response or that it will determine to lift the partial clinical hold. Although we do not expect the partial clinical hold to have a material impact on our current clinical development timeline for Resolaris in FSHD because we do not intend to evaluate Resolaris at doses higher than 3.0 mg/kg in the current clinical trial in the United States, any inability to initiate or complete our clinical trial of Resolaris in adult patients with FSHD in the United States, as a result of the partial clinical hold or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for Resolaris.

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

In addition, the manufacture of Resolaris and any other Physiocrine-based therapeutics that we may develop presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. We are also currently in the process of changing cell lines for the production of Resolaris in connection with our engagement of a new contract manufacturer to meet our projected needs for pivotal clinical trials and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. Furthermore, although Physiocrines represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each Physiocrine has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as iMod.Fc, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other Physiocrines. As a result, the manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our ongoing or planned clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $20.2 million and $11.7 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $130.3 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of Resolaris, our lead product candidate, or any other product candidates that we may develop;

•	continue our current clinical trial of Resolaris in adult patients with FSHD and initiate and conduct our planned additional clinical trials of Resolaris in FSHD, LGMD and other RMICs, and in RPICs;

•	initiate and conduct any additional preclinical studies, clinical trials or other studies for Resolaris and any other product candidates that we may develop;

•	further develop the manufacturing process for our product candidates;

•	change or add additional manufacturers, including manufacturers of quantities of drug substance suitable for pivotal clinical trials and commercialization;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to identify and validate additional product candidates;

•	make milestone or other payments under our in-license agreements;

•	maintain, protect and expand our portfolio of owned and in-licensed intellectual property;

•	acquire or in-license other product candidates and technologies;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter challenges with any of the above.

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

As of June 30, 2015, our cash, cash equivalents and investments were approximately $147.7 million. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

We do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

We rely on a single manufacturer for bulk drug substance for Resolaris in our current and planned Phase 1b/2 clinical trials and have recently entered into a master service agreement with an additional contract manufacturer for our projected needs for anticipated pivotal clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this manufacturer for larger scale commercial manufacturing. We do not have long-term contracts with our manufacturers, and our manufacturers may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our manufacturers may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our manufacturers fail to meet contractual requirements, and we are unable to secure one or more replacement manufacturers capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative manufacturers, transfer manufacturing procedures to these alternative manufacturers, and demonstrate comparability of material produced by such new manufacturers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

In addition, any significant disruption in our relationships with our manufacturers could harm our business. There are a relatively small number of potential manufacturers for Resolaris and any other product candidates that we may develop, and such manufacturers may not be able to supply our drug products at the times we need them or on commercially reasonable terms. Any disruption to our relationship with our current manufacturers and any manufacturers that we contract with in the future will result in delays in our ability to complete the clinical development of, or to commercialize, Resolaris and any other product candidates we may develop, and may require us to incur additional costs.

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

As is the case with many other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining, maintaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, recent legislative and judicial developments in the United States and elsewhere have in some cases removed the protection afforded to patent owners, made patents more difficult to obtain, or increased the uncertainty regarding the ability to obtain, maintain and enforce patents. For example, Congress has recently passed, and the United States is currently implementing, wide-ranging patent reform legislation, and may pass further patent reform legislation in the future. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in a recent case, Association for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents generally, once obtained. Depending on decisions and actions by the U.S. Congress, the federal courts, the USPTO and their respective foreign counterparts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to maintain and enforce our existing patents and patents that we might obtain in the future.

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

We have filed a U.S. trademark application for the Resolaris mark but it has not yet matured to registration, and we have yet to file any foreign trademark applications for the Resolaris mark. Although, the USPTO has examined our U.S. application for the Resolaris mark and there are no outstanding objections to the application, comparable agencies in foreign jurisdictions may raise objections to our applications. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademarks, and our trademarks may not survive such proceedings. Furthermore, third parties have alleged, and may allege in the future, that Resolaris in particular or any other trademark or trade name that we elect to use for our product candidates, may cause confusion in the marketplace. Specifically, in April 2015, Alexion Pharmaceuticals (“Alexion”) sent a letter to our counsel alleging that our anticipated use of the Resolaris trademark would cause patients, practitioners and researchers to mistakenly associate us with Alexion or its Soliris product. Alexion claims ownership of a U.S. trademark registration for its Soliris mark. Alexion concluded its letter by requesting that we select a new name for our Resolaris product and withdraw our pending trademark application for the mark. We evaluate such actual and potential allegations in the course of our business, and such evaluations may cause us to change our commercialization or branding strategy for our product candidates, which may require us to incur additional costs. In particular, we are assessing Alexion’s allegations and will determine whether we need to, or should, select a different name for the product or contest any trademark enforcement actions by Alexion. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As we continue our Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD, prepare for additional clinical trials of Resolaris and expand our other clinical development activities, as well as continue our operations as a public company, we expect to increase our full-time employee base and to hire more consultants and contractors. In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris and the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of August 7, 2015, based on the latest information publicly available to the Company, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 64% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

We will have considerable discretion in the application of our existing cash and cash equivalents, including the net proceeds from our IPO. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. In addition, pending their use, we may invest our existing cash in short-term, investment-grade, interest-bearing securities. We may use these proceeds for purposes that do not yield a significant return or any return at all for our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2015, we issued and sold the following unregistered securities:

We granted options to purchase an aggregate of 351,911 shares of common stock under the aTyr Pharma, Inc. 2014 Stock Plan, or the 2014 Plan, to employees, board members and consultants at exercise price of $9.15 per share. In addition, we issued and sold 159,720 shares of our common stock upon exercise of stock options granted under our 2014 Plan for an aggregate purchase price of $458,254.74.

All of the securities issued and sold as described above are deemed to be restricted securities for purposes of the Securities Act.

Use of Proceeds

On May 6, 2015, the SEC declared effective the registration statement on Form S-1 (File No. 333-203272) for our IPO of our common stock. Pursuant to the registration statement, we registered the offer and sale of 6,164,000 shares of our common stock (including 804,000 shares of our common stock pursuant to the underwriters’ over-allotment option). On May 12, 2015, we sold 6,164,000 shares of our common stock (including 804,000 shares of our common stock pursuant to the underwriters’ over-allotment option) at a public offering price of $14.00 per share. The offering has terminated. The joint book-running managing underwriters of the offering were J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. After deducting underwriting discounts, commissions and estimated offering costs paid or payable by us of approximately $4.4 million, the net proceeds from the offering were approximately $75.9 million. No offering expenses were paid or are payable directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

aTyr Pharma, Inc.

Date: August 12, 2015	By:	/s/ John D. Mendlein
John D. Mendlein Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stan Blackburn
Stan Blackburn Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-203272) filed with the SEC on May 1, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws (filed as Exhibit 3.4 to the registrant’s Registration Statement on Form S-1/A

(File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-

1/A (File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference)

10.1*	Master Services Agreement by and between the Registrant and Fujifilm Diosynth Biotechnologies U.S.A., Inc., dated June 16, 2015

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.