Form 10-Q
period 2015-09-30
aTYR PHARMA INC
filed 2015-11-10
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 23,648,404 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,053	$13,899
Short-term investments	48,750	1,954
Prepaid expenses and other assets	2,578	656
Total current assets	111,381	16,509
Long-term investments	28,010	—
Property and equipment, net	1,841	1,925
Other assets	137	2,210
Total assets	$141,369	$20,644
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,590	$1,433
Accrued expenses	3,569	2,932
Current portion of deferred rent	310	295
Current portion of commercial bank debt	3,307	3,134
Convertible promissory note	—	2,000
Preferred stock warrant liabilities	—	319
Total current liabilities	8,776	10,113
Deferred rent, net of current portion	211	445
Commercial bank debt, net of current portion	2,640	5,142
Other long-term liabilities	585	335
Commitments and contingencies (Note 3)
Redeemable convertible preferred stock, $0.001 par value; authorized shares – 7,285,456 at September 30, 2015 and 75,772,871 at December 31, 2014; issued and outstanding shares – none at September 30, 2015 and 73,487,415 at December 31, 2014; liquidation preference of $0 at September 30, 2015 and $95,619 at December 31, 2014	—	95,619
Stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized shares – 150,000,000 at September 30, 2015 and 95,500,000 at December 31, 2014; issued and outstanding shares – 23,639,280 at September 30, 2015 and 909,880 at December 31, 2014	24	1
Additional paid-in capital	270,832	19,209
Stockholder note receivable	—	(69)
Accumulated other comprehensive loss	(68)	—
Accumulated deficit	(141,631)	(110,151)
Total stockholders’ equity (deficit)	129,157	(91,010)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$141,369	$20,644

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Operating expenses:
Research and development	$7,739	$4,410	$21,834	$12,436
General and administrative	3,574	1,821	9,299	5,088
Total operating expenses	11,313	6,231	31,133	17,524
Loss from operations	(11,313)	(6,231)	(31,133)	(17,524)
Other income (expense), net	(16)	(400)	(347)	(788)
Net loss	(11,329)	(6,631)	(31,480)	(18,312)
Accretion to redemption value of redeemable convertible preferred stock	—	(139)	(15)	(416)
Net loss attributable to common stockholders	$(11,329)	$(6,770)	$(31,495)	$(18,728)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(8.02)	$(2.38)	$(22.73)
Weighted average common stock shares outstanding, basic and diluted	23,581,001	843,817	13,221,551	824,062

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Net loss	$(11,329)	$(6,631)	$(31,480)	$(18,312)
Other comprehensive loss:
Changes in unrealized gain (loss) on available-for-sale investments	38	—	(68)	—
Comprehensive loss	$(11,291)	$(6,631)	$(31,548)	$(18,312)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net loss	$(31,480)	$(18,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	620
Issuance of common stock for technology	1,411	—
Stock-based compensation	2,469	785
Amortization of debt discount	238	295
Change in fair value of preferred stock warrant liability	(29)	213
Amortization of investment premium	479	29
Deferred rent	(219)	(206)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,192)	(348)
Accounts payable and accrued expenses	718	(99)
Net cash used in operating activities	(26,962)	(17,023)
Cash flows from investing activities
Purchase of property and equipment	(545)	(249)
Purchases of investment securities	(99,408)	(5,397)
Maturities of investment securities	24,055	650
Net cash used in investing activities	(75,898)	(4,996)
Cash flows from financing activities
Issuance of preferred stock for cash, net of issuance costs	75,648	—
Issuance of common stock through initial public offering, net of offering costs	77,246	—
Proceeds from issuance of common stock through option exercises	533	72
Proceeds from notes payable to bank	—	5,000
Repayments on notes payable to bank	(2,413)	(775)
Repayment of convertible debt	(2,000)	—
Net cash provided by financing activities	149,014	4,297
Net change in cash and cash equivalents	46,154	(17,722)
Cash and cash equivalents at beginning of the period	13,899	36,457
Cash and cash equivalents at end of the period	$60,053	$18,735

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. The Company has excluded 58,280 and 65,782 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended September 30, 2015 and 2014, respectively. The Company has excluded 65,351 and 66,830 shares subject to repurchase from the weighted average number of common shares outstanding for the nine months ended September 30, 2015 and 2014, respectively. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, redeemable convertible preferred stock issuable upon conversion of convertible promissory note, warrants for the purchase of redeemable convertible preferred stock, warrants for common stock and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock outstanding	—	9,238,868	—	9,238,868
Redeemable convertible preferred stock issuable upon conversion of convertible promissory note	—	94,455	—	94,455
Warrants for redeemable convertible preferred stock	—	25,970	—	25,970
Warrants for common stock	25,970	—	25,970	—
Common stock options	1,483,279	1,342,570	1,483,279	1,342,570
	1,509,249	10,701,863	1,509,249	10,701,863

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015:
Assets:
Current:
Cash and cash equivalents	$60,053	$60,053	$—	$—
Short-term investments:
Commercial Paper	2,992	—	2,992	—
Corporate debt securities	45,758	—	45,758	—
Sub-total short-term investments	48,750	—	48,750	—
Long-term investments:
Asset-backed securities	11,860	—	11,860	—
Corporate debt securities	16,150	—	16,150	—
Sub-total long-term investments	28,010	—	28,010	—
Total assets measured at fair value	$136,813	$60,053	$76,760	$—
As of December 31, 2014:
Assets:
Cash and cash equivalents	$13,899	$13,899	$—	$—
Short-term investments - Corporate debt securities	1,954	—	1,954	—
Total assets measured at fair value	$15,853	$13,899	$1,954	$—
Liabilities:
Preferred stock warrant liabilities	$319	$—	$—	$319

At September 30, 2015 and December 31, 2014 available-for-sale investments are detailed as follows (in thousands):

	September 30, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
Commercial paper	$2,992	$—	$—	$2,992
Corporate debt securities	45,796	5	(43)	45,758
	$48,788	$5	$(43)	$48,750
Long-term investments:
Asset-backed securities	$11,853	$8	$(1)	$11,860
Corporate debt securities	16,187	4	(41)	16,150
	$28,040	$12	$(42)	$28,010

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$1,954	$—	$—	$1,954

Available-for-sale investments that are in an unrealized loss position at September 30, 2015 are as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$7,842	$(1)
Corporate debt securities	45,738	(84)
	$53,580	$(85)

As of September 30, 2015, all available-for-sale investments have contractual maturity dates within two years. As of September 30, 2015, there are 32 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at September 30, 2015.

All warrant liabilities are recorded at fair value utilizing the Black-Scholes option pricing model using significant unobservable inputs consistent with the inputs used for the Company’s stock-based compensation expense adjusted for the warrants’ expected life.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2014	$319
Change in fair value	(29)
Balance at May 5, 2015	$290
Reclassification to additional paid-in capital as of IPO on May 6, 2015	(290)
Balance at September 30, 2015	$—

3. Debt, Commitments and Contingencies

Commercial Bank Debt

Commercial bank debt and unamortized discount balances are as follows (in thousands):

	September 30, 2015	December 31, 2014
Commercial bank debt	$6,028	$8,439
Less debt discount, net of current portion	(15)	(60)
Commercial bank debt, net of debt discount	6,013	8,379
Less current portion of commercial bank debt	(3,373)	(3,237)
Commercial bank debt, net of current portion	$2,640	$5,142
Current portion of commercial bank debt	$3,373	$3,237
Current portion of debt discount	(66)	(103)
Current portion of commercial bank debt	$3,307	$3,134

Future minimum principal and interest payments under the Company’s loan and security agreement with Silicon Valley Bank, including the final payment, are as follows (in thousands):

As of September 30, 2015
2015	$905
2016	3,622
2017	2,310
6,837
Less interest and final payment	(809)
Commercial bank debt	$6,028

Facility Lease

In December 2011, the Company entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2017 and the Company has an option to extend the lease for a period of five years. Rent expense for the three months ended September 30, 2015 and 2014 was $0.1 million. Rent expense for the nine months ended September 30, 2015 and 2014 was $0.3 million and $0.1 million, respectively.

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

Future minimum payments under the non-cancelable operating lease as of September 30, 2015 were as follows (in thousands):

Operating Lease
2015	$149
2016	610
2017	231
$990

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

During the three months ended September 30, 2015 and 2014, excluding the fair value of the common stock issued to TSRI described above, the Company recognized expense under the agreement in the amount of $0.2 million. During the nine months ended September 30, 2015 and 2014, excluding the fair value of the common stock issued to TSRI described above, the Company recognized expense under the agreement in the amount of $0.5 million. A member of the Company’s board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended September 30, 2015 and 2014, the Company provided charitable donations to the National Foundation for Cancer Research of $0.1 million. During the nine months ended September 30, 2015 and 2014, the Company provided charitable donations to the National Foundation for Cancer Research of $0.3 million. The Company has requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of the Company’s board of directors.

FUJIFILM Diosynth Biotechnologies U.S.A., Inc. Agreement

On June 16, 2015, the Company entered into a Master Services Agreement (the MSA) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (Fujifilm) to complete the development of the manufacturing process and for the production of the active pharmaceutical ingredient for Resolaris. Pursuant to the MSA, Fujifilm will provide the active ingredient for Resolaris to support future clinical trials, including potential pivotal trials. Under the initial scope of work executed pursuant to the MSA, Fujifilm will conduct process optimization, scale-up and demonstration, and cGMP manufacturing of the active pharmaceutical ingredient of Resolaris, and the Company is required to pay Fujifilm based on development and production milestones up to the total payment in the mid seven figures. During the three and nine months ended September 30, 2015, expenses associated with this agreement were $0.8 million and $0.9 million, respectively.

4. Stockholders’ Equity

Stock Option and Incentive Plans

The 2015 Plan became effective upon the effectiveness of the registration statement for the IPO in May 2015, and the Company ceased granting stock options under its 2014 Stock Plan (the 2014 Plan) upon the IPO.

Stock option activity is summarized as follows:

	Number of Outstanding Options	Weighted Average Price
Balance at December 31, 2014	1,514,471	$4.60
Granted	1,141,626	$11.66
Exercised	(166,454)	$2.87
Canceled	(413,493)	$6.38
Balance at September 30, 2015	2,076,150	$8.29

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$492	$232	$1,288	$325
General and administrative	558	242	1,181	460
	$1,050	$474	$2,469	$785

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	5.50 – 6.08	5.77 – 6.56	5.77 – 6.08	5.77 – 6.56
Risk-free interest rate	1.69% – 1.92%	1.66% – 2.15%	1.47% – 1.92%	1.66% – 2.15%
Expected volatility	79.28% – 81.01%	111.92%	79.28% – 100.9%	111.10% – 111.92%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	September 30, 2015	December 31, 2014
Conversion of redeemable convertible preferred stock	—	9,238,868
Conversion of redeemable convertible preferred stock issuable upon conversion of promissory note	—	94,455
Redeemable convertible preferred stock warrants	—	25,970
Common stock warrants	25,970	—
Common stock options outstanding	2,076,150	1,514,471
Shares available under the 2015 Plan	1,483,279	180,190
Shares available under the 2015 ESPP Plan	227,623	—
	3,813,022	11,053,954

5. Subsequent Events

In October 2015, the Company granted to its executives and new hires stock options to purchase an aggregate of 297,800 shares of common stock at an exercise price of $10.24 that vest over four years in equal monthly installments.  The Company also granted to its employees and certain consultants performance-based stock options to purchase up to an aggregate 169,402 shares of common stock at an exercise price of $10.24.  Upon achievement of specified performance goals by October 1, 2017, such performance-based options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture.

In addition, in October 2015, the Compensation Committee of the Board of Directors approved an amendment to certain outstanding stock options granted to active employees and certain consultants under the 2014 Plan to accelerate the vesting schedule of such options from six-year vesting to four-year vesting retroactive to the original vesting commencement dates of the options. Approximately 931,749 shares were underlying the amended stock options.

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

In the first quarter of 2014, we completed a double-blind, placebo-controlled Phase 1 clinical trial of Resolaris, our lead development candidate from our discovery engine, in which we assessed its safety and tolerability in 32 healthy subjects. Resolaris was shown to be well tolerated at all doses tested, and no serious adverse events were reported. Based on the favorable clinical safety, tolerability, pharmacokinetic and immunogenicity profile of Resolaris in this trial, we decided to advance Resolaris into clinical trials of patients affected by rare myopathies with an immune component or RMICs. We are currently conducting a multi-national exploratory Phase 1b/2 clinical trial of Resolaris in the European Union and United States in adult patients with facioscapulohumeral muscular dystrophy, or FSHD, a severe, rare genetic myopathy in which immune cells invade diseased muscle, and for which there are no approved treatments. Subject to our interactions with regulatory authorities and patient enrollment in accordance with our clinical development plans, we expect to report initial results from this clinical trial in the first quarter of 2016.

We recently initiated a Phase 1b/2 clinical trial in patients with limb-girdle muscular dystrophy (LGMD) 2B, a severe generic muscle disease with immune cell invasion in afflicted skeletal muscle for which there are currently no approved treatments. This international Phase 1b/2 clinical trial is an open-label, intra-patient dose escalation study designed to assess the safety, tolerability, immunogenicity and activity of Resolaris in adult patients with LGMD2B.  This new trial includes adult patients with FSHD to further augment our ongoing FSHD trial and to inform subsequent later-stage trial considerations. Both LGMD2B and FSHD are progressive, debilitating muscle diseases characterized by an immune component in the affected skeletal muscles.

We have also recently initiated a Phase 1b/2 clinical trial in patients with early onset FSHD.  This international Phase 1b/2 clinical trial is an open-label, intra-patient dose escalation study designed to assess the safety, tolerability, immunogenicity and activity of Resolaris.  Sites are expected to enroll up to 16 early onset patients who displayed signs or symptoms of the disease prior to 10 years of age.  In the first stage of this trial, up to eight patients between the ages of 16 and 25 will be enrolled.  The second stage of enrollment is expected to include up to eight patients between the ages of 12 and 15 years.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through September 30, 2015, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our IPO, private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the nine months ended September 30, 2015 and 2014, we have incurred consolidated net losses of $31.5 million and $18.3 million, respectively. As of September 30, 2015, we had an accumulated deficit of $141.6 million.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of and clinical trials for Resolaris and to research efforts targeting the potential therapeutic application of other Physiocrine-based immuno-modulators in rare disease indications. These expenses consist primarily of:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)
Research and development expenses	$7,739	$4,410	$3,329
General and administrative expenses	3,574	1,821	1,753
Other income (expense)	(16)	(400)	(384)

Research and development expenses. Research and development expenses were $7.7 million and $4.4 million for the three months ended September, 2015 and 2014, respectively. The increase of $3.3 million was due primarily to a $2.3 million increase related to manufacturing costs and clinical development incurred in support of various activities for Resolaris and a $0.8 million increase related to compensation expenses (including $0.3 million of non-cash stock-based compensation) as a result of increased headcount across our research and development organization.

General and administrative expenses. General and administrative expenses were $3.6 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. The increase of $1.8 million was due primarily to a $0.7 million increase in personnel costs resulting from increased headcount (including $0.3 million of non-cash stock-based compensation), a $0.3 million increase in costs associated with being a public company and a $0.1 million increase related to intellectual property-related projects.

Other income (expense). Other income (expense) was $(16,000) and $(0.4) million for the three months ended September 30, 2015 and 2014, respectively. The decrease of $0.4 million in other expense was primarily a result of a decrease in interest expense related to the $5.0 million we borrowed in June 2014 under a loan agreement with Silicon Valley Bank or SVB. In addition, other expense in the prior year included $0.1 million of expense as a result of the increase in fair value of outstanding preferred stock warrant liabilities. The preferred stock warrants converted into common stock warrants in connection with our IPO and are no longer subject to remeasurement. The decrease was also impacted by an increase in interest income related to short-term and long-term investments.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)
Research and development expenses	$21,834	$12,436	$9,398
General and administrative expenses	9,299	5,088	4,211
Other income (expense)	(347)	(788)	(441)

Research and development expenses. Research and development expenses were $21.8 million and $12.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $9.4 million was due primarily to a $5.2 million increase related to manufacturing costs and clinical development incurred in support of various activities for Resolaris, a $2.5 million increase related to compensation expenses (including $1.0 million of non-cash stock-based compensation) as a result of increased headcount across our research and development organization, and a $1.4 million increase related to the issuance of common stock in connection with the amendment and restatement of our research funding and option agreement with The Scripps Research Institute, or TSRI.

General and administrative expenses. General and administrative expenses were $9.3 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $4.2 million was due primarily to a $1.8 million increase in personnel costs resulting from increased headcount (including $0.7 million of non-cash stock-based compensation), a $1.4 million increase in costs associated with being a public company, and a $0.4 million increase related to intellectual property-related projects.

Other income (expense). Other income (expense) was $(0.3) million and $(0.8) million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $0.4 million in other expense was primarily due to the $0.2 million of expense included in the prior year as a result of the increase in fair value of outstanding preferred stock warrant liabilities. The preferred stock warrants converted into common stock warrants in connection with our IPO and are no longer subject to remeasurement. The decrease was also impacted by an increase in interest income related to short-term and long-term investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2015, we had an accumulated deficit of $141.6 million and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2015, we had cash, cash equivalents and short-term and long-term investments of $136.8 million. As discussed above, our IPO and related transactions resulted in net proceeds of $75.9 million. We believe that our existing cash and cash equivalents as of September 30, 2015 will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Sources of Liquidity

From our inception through September 30, 2015, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

Debt Financing

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make equal payments of principal and interest which are due through the maturity date of June 1, 2017. The interest rate is a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. The final payment due in June 2017 includes an additional fee of $0.5 million. The SVB Loan is collateralized by all of our assets, other than our intellectual property, and contains customary affirmative and negative covenants, reporting requirements and events of default. As of September 30, 2015, we have no available credit under the SVB Loan.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(26,962)	$(17,023)
Investing activities	(75,898)	(4,996)
Financing activities	149,014	4,297
Net increase (decrease) in cash and cash equivalents	$46,154	$(17,722)

Operating activities. Net cash used in operating activities was $27.0 million and $17.0 million for the nine months ended September 30, 2015 and 2014. The net cash used in operating activities in each of these periods was primarily due to our net losses. The difference between net cash used in operating activities and our net loss during the nine months ended September 30, 2015 primarily related to non-cash charges including: $0.6 million for depreciation and amortization, $2.5 million for stock-based compensation and $1.4 million for the issuance of common stock for technology to TSRI offset by $0.5 million of cash used by changes in operating assets and liabilities. The difference between net cash used in operating activities and our net loss during the nine months ended September 30, 2014 primarily related to non-cash charges including: $0.6 million for depreciation and amortization and $0.8 million for stock-based compensation offset by $0.4 million related to changes in operating assets and liabilities.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily due to the purchases of $99.4 million of investment securities, consisting primarily of money market funds, corporate debt securities, asset-backed securities, and commercial paper, and $0.5 million of property and equipment offset by maturity of $24.1 million of investment securities. Net cash used in investing activities for the nine months ended September 30, 2014 consisted of $0.2 million of property and equipment purchases and $5.4 million of net purchases of investments, consisting primarily of corporate debt securities and commercial paper.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $149.0 million and consisted primarily of $75.6 million of net proceeds from the issuance of Series E redeemable convertible preferred stock and $77.2 million of net proceeds from the IPO net of offering costs paid in the period, offset by $2.4 million of principal payments on the SVB Loan and $2.0 million repayment of convertible debt and related accrued interest. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of $5.0 million of proceeds from the SVB Loan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 10 basis points, compared to interest rates as of December 31, 2014, the increase would not have had a material effect on the fair market value of our portfolio.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from non-clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with rare genetic myopathies with an immune component, which forms the basis for our clinical trials of Resolaris in facioscapulohumeral dystrophy, or FSHD, and limb-girdle muscular dystrophy 2B, or LGMD2B, nor have we evaluated the activity of the Resokine pathway in patients with interstitial lung disease, or ILD. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations in rare myopathies with an immune component, or RMICs, or rare pulmonary diseases with an immune component, or RPICs. In addition, our classification of diseases based on the existence of immune cell invasion (RMICs and RPICs) and our hypothesis that these represent potential indications for Resolaris may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immono-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of Resolaris or other product candidates that we may develop will adversely affect our business, prospects, financial condition and results of operations.

We have not studied Resolaris or any of our other product candidates in any human clinical trials designed to show efficacy.

Preclinical and clinical data are often susceptible to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Accordingly, our earlier preclinical and clinical studies should not be relied upon as evidence that our current or future clinical trials will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical trial designs or results, and initial results may not be confirmed upon full analysis of the complete study data. In particular, Resolaris may not achieve positive results in our current and planned Phase 1b/2 clinical trials in RMICs and RPICs, and any results observed in our ongoing Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B may not be predictive of results for subsequent cohorts or of the overall results of the trials. In addition, study data from our clinical trials in adult patients might not be predictive of safety, tolerability, immunogenicity or activity in young adults and children, Additionally, Resolaris may fail to show the desired safety and efficacy in later stages of clinical development, such as pivotal clinical trials, despite having successfully advanced through initial clinical trials. Any failure of Resolaris or any other product candidates that we may develop at any stage in the clinical development process would have a material adverse impact on our business, prospects, financial condition and results of operations.

Because we are developing novel product candidates for the treatment of diseases in which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our initial clinical focus is on the development of Physiocrine-based therapeutics for the treatment of rare diseases, including FSHD and LGMD2B, where patients may benefit from the activation of immuno-modulatory pathways. There are currently no approved treatments for FSHD, LGMD2B, or other rare disease indications that we intend to initially pursue. As a result, the design and conduct of clinical trials for these indications are subject to increased risk, and we may experience setbacks with our ongoing or planned clinical trials for Resolaris or other product candidates that we may develop because of the limited clinical experience in our target indications. In particular, regulatory authorities in the United States and European Union have not issued definitive guidance as to how to measure and achieve efficacy. In addition, the protocols for our Phase 1b/2 clinical trials of Resolaris in patients with FSHD or LGMD2B include the use of magnetic resonance imaging, or MRI, data as a measure of potential immuno-modulatory effects of Resolaris in diseased muscle tissue. Regulators have not yet determined that such data in FSHD patients signifies a clinically meaningful result or can support regulatory approvals. We may not achieve the pre-specified endpoint with statistical significance in our planned clinical trials of Resolaris in this indication or in other indications where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the chance of obtaining marketing approval for Resolaris. Additionally, it is difficult to establish clinically relevant endpoints for some of these indications because it may take a long time before any therapeutic effects of a drug can be observed.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time- consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing and planned clinical trials of Resolaris in RMICs or RPICs, or any other clinical trials that we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. Following our submission of an investigational new drug application, or IND, to the Division of Neurology Products at the FDA to evaluate Resolaris in a Phase 1b/2 trial in adult patients with FSHD in the United States, our IND was placed on full clinical hold to address the non-clinical issue of the comparability of the drug substance used in our preclinical toxicology studies to that used in our Phase 1 clinical trial and proposed for use in the U.S. clinical trial in FSHD patients. We responded to the FDA’s comparability request, and, in January 2015, our IND was removed from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND was placed on partial clinical hold, which prohibits the evaluation of Resolaris at doses higher than our proposed 3.0 mg/kg dose pending our submission of additional non-clinical data to the FDA and the FDA’s review of that data. We submitted a response to address the partial clinical hold in September 2015. In October 2015, the FDA requested that we provide additional information to support a lifting of the partial hold.  We are finalizing an action plan to provide that information to the FDA in a timely manner. Although we do not expect the partial clinical hold to have a material impact on our current clinical development timeline for Resolaris in FSHD because we do not intend to evaluate Resolaris at doses higher than 3.0 mg/kg in our current clinical trials in the United States, any inability to initiate or complete our clinical trials of Resolaris in the United States, as a result of the partial clinical hold or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for Resolaris.

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in obtaining required Institutional Review Board, or IRB, or Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
•	imposition of a clinical hold by regulatory agencies, which may occur after our submission of data to these agencies or an inspection of our clinical trial operations or trial sites;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	disagreements with regulators regarding our interpretation of data from preclinical studies or clinical trials;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Resolaris and any other clinical trials that we may conduct for our product candidates is critical to our success. In particular, each of the conditions for which we currently plan to evaluate Resolaris is a rare disease with limited patient pools from which to draw for clinical trials. For example, while estimates of FSHD prevalence vary, studies exploring the topic have identified average prevalence rates of approximately one in 17,000. Applying this rate to the U.S. population, as of November 1, 2014, yields a domestic FSHD population of approximately 19,000. In addition, we estimate that LGMD affects an estimated 16,000 patients in the U.S., approximately 3,000 of whom have LGMD2B.  The eligibility criteria for our clinical trials, such as the requirement of at least one skeletal muscle in the lower extremities displaying an inflammatory immune response by MRI for enrollment in our ongoing Phase 1b/2 clinical trials of Resolaris in adult patients with FSHD or the requirement for onset of symptoms before the age of 10 in our recently initiated Phase 1b/2 clinical trial of Resolaris in patients with early onset FSHD, may further limit the pool of available participants in our trial. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials.

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

Undesirable side effects caused by Resolaris and any other product candidates that we may discover or develop, or safety or toxicity issues that we may experience in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in its partial clinical hold letter, the FDA has requested that, to support clinical trials of Resolaris at doses higher than our proposed 3.0 mg/kg dose, we will need to provide additional non-clinical data demonstrating that certain rodent deaths in our good laboratory practices, or GLP, safety studies of Resolaris at the highest doses administered to rodents were not drug-related or to propose a human clinical monitoring strategy acceptable to the FDA to prevent serious toxicity in humans. We submitted a response to address this concern regarding rodent deaths in September 2015, including the results from a nude rat study in which we reported no deaths. In October 2015, the FDA stated we had not provided sufficient data to resolve the concerns raised by the unexplained deaths and did not lift the partial clinical hold. The FDA has requested that we provide additional information to support the lifting of the partial hold. We are finalizing an action plan to provide that information to the FDA in a timely manner. Any failure to proceed with clinical testing of Resolaris at the doses required to demonstrate efficacy will impair our ability to obtain regulatory approval.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $31.5 million and $18.3 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $141.6 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of Resolaris, our lead product candidate, or any other product candidates that we may develop;
•	continue our current clinical trials of Resolaris in patients with FSHD and LGMD2B and initiate and conduct additional clinical trials of Resolaris in other RMICs, and in RPICs;
•	initiate and conduct any additional preclinical studies, clinical trials or other studies for Resolaris and any other product candidates that we may develop;
•	further develop the manufacturing process for our product candidates;

•	change or add additional manufacturers, including manufacturers of quantities of drug substance suitable for pivotal clinical trials and commercialization;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	make milestone or other payments under our in-license agreements;
•	maintain, protect and expand our portfolio of owned and in-licensed intellectual property;
•	acquire or in-license other product candidates and technologies;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter challenges with any of the above.

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

As of September 30, 2015, our cash, cash equivalents and investments were approximately $136.8 million. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

We are engaged in the development of medicines for severe, rare diseases, which is a competitive and rapidly changing field. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. We expect to compete with various companies, academic institutions and other organizations that have products in development for some of our target RMIC indications. For example, although there are currently no approved products for the treatment of FSHD, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it intends to initiate a Phase 2 trial in mid-2016. In addition, Facio Therapies and Novogen are screening chemical libraries to identify chemical compounds that will boost the expression of proteins known to repress one of the causal genes responsible for FSHD. While the limb-girdle muscular dystrophies are comprised of over 20 rare genetically-defined myopathies, we are unaware of any companies with programs specific to LGMD2B. We may also face competition from numerous companies in the field of RPICs, including several companies that currently market Esbriet (pirfenidone) and Ofev (nintedanib), both of which were approved by the FDA for the treatment of ILD in October 2014. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

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

In addition, drug prices are under significant scrutiny in the markets in which our products may be sold. Drug pricing and other health care costs continues to be subject to intense political and societal pressures which we anticipate will continue and escalate on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, we may have difficulty raising funds and our results of operations may be adversely impacted.

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

Our target patient populations are relatively small, and there is currently no standard of care treatment directed at some of our target indications, such as FSHD and LGMD2B. As a result, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. Additionally, our principal financial officer is a consultant and we may face conflicts of interest as he allocates his time across various interests. While we have entered into employment agreements with each of our other executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Furthermore, many of our employees have become or will soon become vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in the public market may result in an increased turnover rate.

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.

We currently conduct research activities through our majority-owned Hong Kong subsidiary, Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology and maintain a representative office for this subsidiary in China. Additionally, we are currently conducting our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B in the European Union, and the supply of Resolaris for our clinical trials is currently produced in India by a third-party manufacturer. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including:

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

As we continue our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B, prepare for additional clinical trials of Resolaris and expand our other clinical development activities, as well as continue our operations as a public company, we expect to increase our full-time employee base and to hire more consultants and contractors. In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris and the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•	any delay in filing a BLA or IND for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or IND;
•	failure to successfully develop and commercialize our product candidates;
•	the perception of limited market sizes or pricing for our product candidates;
•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	inability to obtain additional funding;
•	failure to meet or exceed financial or operational projections we may provide to the public;
•	failure to meet or exceed the financial or operational projections of the investment community;
•	the perception of the pharmaceutical industry by the public, politicians, legislatures, regulators and the investment community;
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or they issue an adverse or misleading opinion regarding our stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of November 6, 2015, based on the latest information publicly available to the Company, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 69.0% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On November 2, 2015, our 180-day lock-up agreements between our underwriters and our stockholders prior to our public offering expired.   As a result, persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market.  Significant portions of these shares are held by a small number of stockholders.  Sales by our stockolders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, after November 2015, certain holders of our common stock will have the right to require us to register these shares under the Securities Act pursuant to a registration and voting rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock.  If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

aTyr Pharma, Inc.

Date: November 10, 2015	By:	/s/ John D. Mendlein
John D. Mendlein Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Vice President, Finance (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

3.1

Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-203272) filed with the SEC on May 1, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws (filed as Exhibit 3.4 to the registrant’s Registration Statement on Form S-1/A (File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference)

10.1	Separation Agreement and Release made by and between aTyr Pharma, Inc. and David M. Weiner, M.D. dated September 10, 2015

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