Form 10-Q/A
period 2015-06-30
aTYR PHARMA INC
filed 2015-11-25
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

aTyr Pharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q (the “Original Report”) solely to re-file Exhibit 10.1 that was previously filed with the Original Report and to amend and restate the Index to Exhibits in response to comments from the Securities and Exchange Commission (the “SEC”) regarding a confidential treatment request submitted to the SEC with respect to Exhibit 10.1 of the Original Report.

This Amendment contains only the Cover Page to Form 10-Q, this Explanatory Note, the signature page to Form 10-Q, Index to Exhibits, Exhibit 10.1, as amended, and Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment does not change the previously reported financial statements or, except as expressly described in the prior paragraph, any of the other disclosure contained in the Original Report. This Amendment speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: November 25, 2015	By:	/s/ John D. Mendlein
John D. Mendlein Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Vice President, Finance (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-203272) filed with the SEC on May 1, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws (filed as Exhibit 3.4 to the registrant’s Registration Statement on Form S-1/A

(File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-

1/A (File No. 333-203272) filed with the SEC on April 27, 2015 and incorporated herein by reference)

10.1*	Master Services Agreement by and between the Registrant and Fujifilm Diosynth Biotechnologies U.S.A., Inc., dated June 16, 2015

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.
†	Previously filed with the Quarterly Report on Form 10-Q for the quater ended June 30, 2015.

4