Form 10-Q
period 2016-03-31
aTYR PHARMA INC
filed 2016-05-11
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 23,687,204 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,099	$53,025
Short-term investments	31,949	42,510
Prepaid expenses and other assets	1,575	2,415
Total current assets	87,623	97,950
Long-term investments	25,557	29,814
Property and equipment, net	1,845	1,793
Other assets	100	118
Total assets	$115,125	$129,675
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,876	$3,872
Accrued expenses	3,568	4,595
Current portion of deferred rent	320	315
Current portion of commercial bank debt	3,427	3,366
Total current liabilities	13,191	12,148
Deferred rent, net of current portion	49	130
Commercial bank debt, net of current portion	896	1,776
Other long-term liabilities	557	571
Commitments and contingencies (Note 3)
Redeemable convertible preferred stock, $0.001 par value; authorized shares – 7,285,456 at March 31, 2016 and December 31, 2015; issued and outstanding shares – none at March 31, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; authorized shares – 5,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares – none at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized shares – 150,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares – 23,677,303 at March 31, 2016 and 23,670,079 at December 31, 2015	24	24
Additional paid-in capital	274,638	273,321
Accumulated other comprehensive loss	(19)	(171)
Accumulated deficit	(174,211)	(158,124)
Total stockholders’ equity	100,432	115,050
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$115,125	$129,675

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating expenses:
Research and development	$12,000	$6,593
General and administrative	4,115	2,329
Total operating expenses	16,115	8,922
Loss from operations	(16,115)	(8,922)
Other income (expense), net	28	(149)
Net loss	(16,087)	(9,071)
Net loss per share, basic and diluted	$(0.68)	$(9.39)
Weighted average common stock shares outstanding, basic and diluted	23,631,133	966,322

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net loss	$(16,087)	$(9,071)
Other comprehensive income:
Unrealized gain on available-for-sale investments	152	—
Comprehensive loss	$(15,935)	$(9,071)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(16,087)	$(9,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	209
Issuance of common stock for technology	—	1,411
Stock-based compensation	1,280	603
Amortization of debt discount	54	128
Change in fair value of preferred stock warrant liability	—	(77)
Amortization of investment premium	264	4
Deferred rent	(76)	(71)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	858	(187)
Accounts payable and accrued expenses	983	765
Net cash used in operating activities	(12,491)	(6,286)
Cash flows from investing activities:
Purchase of property and equipment	(314)	(123)
Purchases of investment securities	(9,994)	—
Maturities of investment securities	24,700	1,950
Net cash provided by investing activities	14,392	1,827
Cash flows from financing activities:
Issuance of preferred stock for cash, net of issuance costs	—	46,299
Proceeds from issuance of common stock through option exercises	11	69
Repayments on notes payable to bank	(838)	(795)
Costs paid in connection with initial public offering	—	(501)
Net cash (used in) provided by financing activities	(827)	45,072
Net change in cash and cash equivalents	1,074	40,613
Cash and cash equivalents at beginning of the period	53,025	13,899
Cash and cash equivalents at end of the period	$54,099	$54,512

Supplemental schedule of noncash investing and financing activities:
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$1,233

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (we, us, and our) was incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and clinical development of innovative medicines for patients suffering from severe rare diseases.

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

Principles of Consolidation

Our consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2015, contained in our Annual Report on Form 10-K filed with the SEC on March 30, 2016. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The most significant estimates in our consolidated financial statements relate to the fair value of equity issuances and awards, and clinical trials and research and development expense accruals. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 44,136 and 39,439 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended March 31, 2016 and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three Months Ended March 31,
	2016	2015
Redeemable convertible preferred stock outstanding	—	17,808,867
Redeemable convertible preferred stock issuable upon conversion of convertible promissory note	—	94,455
Warrants for common stock	25,970	25,970
Common stock options and awards	3,742,770	1,799,392
Employee stock purchase plan	17,363	—
	3,786,103	19,728,684

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted ASU 2015-03 in January 2016 and the guidance did not affect our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 related to a customer’s accounting for fees in a cloud computing arrangement.  This guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services.  We adopted ASU 2015-03 prospectively in January 2016 and the guidance did not have a material impact in our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for certain provisions. The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial statements and whether we will adopt the guidance early.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the provisions will have on our consolidated financial statements.

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the fair value of our commercial bank debt approximate their carrying values. Investment securities are recorded at fair value.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in corporate debt securities and commercial paper. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016:
Assets:
Current:
Cash equivalents	$42,787	$42,787	$—	$—
Short-term investments:
Commercial paper	1,998	—	1,998	—
United States Treasury securities	3,003	3,003	—	—
Corporate debt securities	26,948	—	26,948	—
Sub-total short-term investments	31,949	3,003	28,946	—
Long-term investments:
United States Treasury securities	5,003	5,003	—	—
Asset-backed securities	9,014	—	9,014	—
Corporate debt securities	11,540	—	11,540	—
Sub-total long-term investments	25,557	5,003	20,554	—
Total assets measured at fair value	$100,293	$50,793	$49,500	$—
As of December 31, 2015:
Assets:
Current:
Cash equivalents	$46,545	$46,545	$—	$—
Short-term investments:
Commercial paper	2,996	—	2,996	—
Corporate debt securities	39,514	—	39,514	—
Sub-total short-term investments	42,510	—	42,510	—
Long-term investments:
United States Treasury securities	1,999	1,999	—	—
Asset-backed securities	10,912	—	10,912	—
Corporate debt securities	16,903	—	16,903	—
Sub-total long-term investments	29,814	1,999	27,815	—
Total assets measured at fair value	$118,869	$48,544	$70,325	$—

As of March 31, 2016 and December 31, 2015 available-for-sale investments are detailed as follows (in thousands):

	March 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
Commercial paper	$1,998	$—	$—	$1,998
United States Treasury securities	$3,002	$1	—	$3,003
Corporate debt securities	26,964	5	(21)	26,948
	$31,964	$6	$(21)	$31,949
Long-term investments:
United States Treasury securities	$4,999	$4	$—	$5,003
Asset-backed securities	9,010	5	(1)	9,014
Corporate debt securities	11,552	4	(16)	11,540
	$25,561	$13	$(17)	$25,557

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
Commercial paper	$2,996	$—	$—	$2,996
Corporate debt securities	39,575	—	(61)	39,514
	$42,571	$—	$(61)	$42,510
Long-term investments:
United States Treasury securities	$2,006	$—	$(7)	$1,999
Asset-backed securities	10,928	—	(16)	10,912
Corporate debt securities	16,990	—	(87)	16,903
	$29,924	$—	$(110)	$29,814

Available-for-sale investments that are in an unrealized loss position as of March 31, 2016 are as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$2,000	$(1)
Corporate debt securities	19,079	(37)
	$21,079	$(38)

As of March 31, 2016, all available-for-sale investments have contractual maturity dates within two years. As of March 31, 2016, there are 12 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary at March 31, 2016.

3. Debt, Commitments and Contingencies

Commercial Bank Debt

Commercial bank debt and unamortized discount balances are as follows (in thousands):

	March 31, 2016	December 31, 2015
Commercial bank debt	$4,364	$5,202
Less debt discount, net of current portion	(1)	(6)
Commercial bank debt, net of debt discount	4,363	5,196
Less current portion of commercial bank debt	(3,467)	(3,420)
Commercial bank debt, net of current portion	$896	$1,776
Current portion of commercial bank debt	$3,467	$3,420
Current portion of debt discount	(40)	(54)
Current portion of commercial bank debt, net of debt discount	$3,427	$3,366

Future minimum principal and interest payments under our loan and security agreement with Silicon Valley Bank, including the final payment, are as follows (in thousands):

March 31, 2016
2016	$2,716
2017	2,310
5,026
Less interest and final payment	(662)
Commercial bank debt	$4,364

Facility Lease

In December 2011, we entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2017 and we have an option to extend the lease for a period of five years. Rent expense for the three months ended March 31, 2016 and 2015 was $0.1 million.

In conjunction with this lease, we borrowed $2.0 million under a subordinated unsecured convertible promissory note issued to the venture arm of our landlord. The convertible promissory note carried an annual interest rate of 8.0% and matured at the earlier of (i) May 2015, (ii) a liquidation event, or (iii) the closing of an initial firm commitment underwritten public offering of our common stock pursuant to a registration statement under the Act, at which time all outstanding principal and accrued interest amounts would be due, unless previously converted. In May 2015, the $2.0 million outstanding principal balance of the convertible promissory note and the $0.5 million accrued interest on the convertible promissory note was repaid in full in connection with our IPO.

Future minimum payments under the non-cancelable operating lease as of March 31, 2016 were as follows (in thousands):

Operating Lease
2016	$461
2017	231
Total	$692

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

During the three months ended March 31, 2016 and 2015, excluding the fair value of the common stock issued to TSRI described above, we recognized expense under the agreement in the amount of $0.4 million and $0.2 million, respectively. A member of our board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended March 31, 2016 and 2015, we provided charitable donations to the National Foundation for Cancer Research of $0.1 million. We have requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of our board of directors.

FUJIFILM Diosynth Biotechnologies U.S.A., Inc. Agreement

In June 2015, we entered into a Master Services Agreement (the MSA) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (Fujifilm) to complete the development of the manufacturing process and for the production of the drug substance for Resolaris, our drug in clinical development. Pursuant to the MSA, Fujifilm will provide the drug substance for Resolaris to support future clinical trials, including potential pivotal trials. Under the initial scope of work executed pursuant to the MSA, Fujifilm will conduct process optimization, scale-up and demonstration, and cGMP manufacturing of the drug substance of Resolaris, and we are required to pay Fujifilm based on development and production milestones up to the total payment in the mid seven figures. In addition, we are billed for consumables on a pass-through basis. During the three months ended March 31, 2016 and 2015, expenses associated with this agreement were $1.6 million and $0.3 million, respectively.

4. Stockholders’ Equity

Stock Option and Incentive Plans

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

Stock option activity is summarized as follows:

	Number of Outstanding Options	Weighted Average Price
Balance as of December 31, 2015	2,625,280	$8.83
Granted	1,310,569	$7.21
Exercised	(5,144)	$2.06
Canceled	(314,448)	$11.28
Balance as of March 31, 2016	3,616,257	$8.04

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	5.77 – 6.08	6.02 – 6.08
Risk-free interest rate	1.43% – 1.90%	1.53%
Expected volatility	81.15% – 82.11%	100.90%
Expected dividend yield	0.00%	0.00%

In January 2016, we granted to our executives, employees and certain consultants performance options with a market condition to purchase up to an aggregate 396,960 shares of common stock at an exercise price of $9.13.  Upon achievement of specified goals by January 4, 2018, such performance options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture. The fair value of the stock options awarded that include market-based performance conditions is estimated on the date of the grant using a Monte Carlo simulation, based on the market price of the underlying common stock, expected performance measurement period, expected peer group stock price volatility and expected risk-free interest rate. The weighted average grant date fair value was $1.93. The performance options with market conditions grants are expensed using the accelerated attribution method over the requisite service period of 5.06 years regardless of whether the market condition is achieved or earned and vest.

The assumptions used to determine the fair value of the performance options with a market condition were as follows:

March 31, 2016
Expected term (in years)	5.06
Risk-free interest rate	2.24%
Expected volatility	83.26%
Expected dividend yield	0.0%

During the quarter ended March 31, 2016, we granted restricted stock units to employees.  Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	128,593	$5.00
Released	(2,080)	$5.48
Canceled	—	$—
Balance as of March 31, 2016	126,513	$4.99

The allocation of stock-based compensation for all options, including performance options with a market condition, and restricted stock units is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$547	$355
General and administrative	733	248
	$1,280	$603

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	March 31, 2016	December 31, 2015
Common stock warrants	25,970	25,970
Common stock options and awards outstanding	3,742,770	2,625,280
Shares available under the 2014 Plan	984,357	984,357
Shares available under the 2015 Plan	1,709,796	903,350
Shares available under the 2015 ESPP Plan	464,323	227,623
	6,927,216	4,766,580

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 30, 2016.

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

Since the identification of the Resokine pathway, we have successfully advanced Resolaris through preclinical development, current Good Manufacturing Practice, or cGMP, manufacturing, an initial Phase 1 clinical trial and three cohorts of our first exploratory Phase 1b/2 trial in adult patients with facioscapulohumeral muscular dystrophy, or FSHD. In the first quarter of 2014, we completed a double-blind, placebo-controlled Phase 1 clinical trial of Resolaris, in which we assessed its safety and tolerability in 32 healthy subjects. Resolaris was shown to be well tolerated at all doses tested, and no serious adverse events were reported. Based on the favorable clinical safety, pharmacokinetic and immunogenicity profile of Resolaris in this trial, we decided to advance Resolaris into clinical trials of rare myopathies with an immune component, or RMIC patients.

In March 2016, we announced results from our multi-national exploratory Phase 1b/2 clinical trial of Resolaris in adult patients with FSHD in the United States and European Union. This randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, pharmacokinetics and exploratory pharmacodynamics markers and clinical assessments of multiple intravenous doses of Resolaris in adults with FSHD. We completed three dose escalation cohorts of 0.3, 1.0 and 3.0 mg/kg.  We believe the safety, tolerability, immunogenicity and activity profile of Resolaris as demonstrated in this study warrants advancing our program in adult FSHD patients and potentially other rare diseases.

Our initial therapeutic efforts target severe, rare disease indications in which patients suffer from the immune-related consequences of their genetic disease. We have identified over 20 distinct, molecularly definable RMIC indications, including FSHD and limb-girdle muscular dystrophy 2B, or LGMD2B, in which we believe Resolaris has the potential to target the immune component of these genetic diseases. In 2015, we made progress in our therapeutic efforts by initiating new clinical studies in patients to further investigate Resolaris.  We initiated three additional trials, including a long term safety extension study, a study in adult patients with FSHD or a second rare genetic myopathy, LGMD2B, and a study in patients with early onset FSHD.

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

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the three months ended March 31, 2016 and 2015, we have incurred consolidated net losses of $16.1 million and $9.1 million, respectively. As of March 31, 2016, we had an accumulated deficit of $174.2 million.

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

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of March 31, 2016. All intercompany transactions and balances are eliminated in consolidation.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents and investments and interest expense on our loans outstanding with Silicon Valley Bank, or SVB.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase /
	2016	2015	(Decrease)
Research and development expenses	$12,000	$6,593	$5,407
General and administrative expenses	4,115	2,329	1,786
Other income (expense)	28	(149)	177

Research and development expenses. Research and development expenses were $12.0 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $5.4 million was due primarily to a $5.8 million increase related to manufacturing costs and clinical and non-clinical development costs incurred in support of various activities for Resolaris and a $0.9 million increase related to compensation expenses resulting from increased headcount in research and development functions, including $0.2 million of non-cash stock-based compensation. The increase was offset by a decrease related to a one-time $1.4 million non-cash expense for the assignment of certain intellectual property rights in the prior year period.

General and administrative expenses. General and administrative expenses were $4.1 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $1.8 million was due primarily to a $1.6 million increase in personnel costs resulting from increased headcount inclusive of $0.5 million of non-cash stock-based compensation and a $0.4 million increase in costs associated with being a public company.

Other income (expense). Other income (expense) was $28,000 and $(0.1) million for the three months ended March 31, 2016 and 2015, respectively. The change was primarily a result of increased interest income related to short-term and long-term investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2016, we had an accumulated deficit of $174.2 million and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2016, we had cash, cash equivalents and short-term and long-term investments of $111.6 million. As discussed above, our IPO and related transactions resulted in net proceeds of $75.9 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2016 will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Sources of Liquidity

From our inception through March 31, 2016, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

Debt Financing

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make equal payments of principal and interest which are due through the maturity date of June 1, 2017. The interest rate is a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. The final payment due in June 2017 includes an additional fee of $0.5 million. The SVB Loan is collateralized by all of our assets, other than our intellectual property, and contains customary affirmative and negative covenants, reporting requirements and events of default. As of March 31, 2016, we have no available credit under the SVB Loan.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(12,491)	$(6,286)
Investing activities	14,392	1,827
Financing activities	(827)	45,072
Net increase (decrease) in cash and cash equivalents	$1,074	$40,613

Operating activities. Net cash used in operating activities was $12.5 million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The difference between net cash used in operating activities and our net loss during the three months ended March 31, 2016 primarily related to non-cash charges including: $0.2 million for depreciation and amortization, $1.3 million for stock-based compensation and $1.8 million of cash provided by changes in our prepaid expenses and other assets and accounts payable and accrued expenses accounts. The difference between net cash used in operating activities and our net loss during the three months ended March 31, 2015 primarily related to non-cash charges including: $0.2 million for depreciation and amortization and $0.6 million for stock-based compensation, $1.4 million for the issuance of common stock for technology to TSRI and $0.6 million of cash provided by changes in operating prepaid expenses and other assets, accounts payable and accrued expenses accounts.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2016 was primarily due to the purchases of $10.0 million of investment securities, consisting primarily of money market funds, corporate debt securities, asset-backed securities, United States Treasury securities and commercial paper, and $0.3 million of property and equipment offset by maturity of $24.7 million of investment securities. Net cash provided by investing activities for the three months ended March 31, 2015 was primarily due to the maturity of $2.0 million of investment securities, offset by our purchases of property and equipment.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2016 was $0.8 million and consisted primarily of $0.8 million of principal payments on the SVB Loan. Net cash provided by financing activities for the three months ended March 31, 2015 was $45.1 million and consisted of $46.3 million of proceeds from the issuance of Series E redeemable convertible preferred stock, offset by $0.8 million of principal payments on the SVB Loan and $0.5 million of costs paid in connection with our IPO.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business related to our contractual obligations during the three months ended March 31, 2016, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2015.

Recent Accounting Pronouncements

See Item 1 of Part I, Notes to Condensed Consolidated Financial Statements (unaudited) – Note 1 – Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of March 31, 2016, we had cash and cash equivalents, and available-for-sale investments totaling of $111.6 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2015, the increase would not have had a material effect on the fair market value of our portfolio.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

To date, we have expended significant time, resources and effort on the discovery and development of Resolaris, including conducting preclinical studies, our Phase 1 clinical trial, our initial facioscapulohumeral muscular dystrophy, or FSHD, trial and ongoing clinical trials. We have not yet commenced or completed any evaluation of Resolaris in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. We currently generate no revenue from the sale of any product, and our ability to generate product revenues and to achieve commercial success, which we do not expect will occur for many years, if ever, will initially depend on our ability to successfully develop, obtain regulatory approval for and commercialize Resolaris for the treatment of one or more of our target rare disease indications in the United States and any foreign jurisdictions. Before we can market or sell Resolaris in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize, Resolaris. If we do not receive regulatory approvals for Resolaris, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize Resolaris, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

Data generated in our preclinical studies and patient sample data relating to the Resokine pathway may not be predictive or indicative of the immuno-modulatory activity or therapeutic effects, if any, of Resolaris in patients.

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from non-clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with rare genetic myopathies with an immune component, or RMICs, which forms the basis for our clinical trials of Resolaris in FSHD, and limb-girdle muscular dystrophy 2B, or LGMD2B, nor have we evaluated the activity of the Resokine pathway in patients with interstitial lung disease, or ILD. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations in RMICs or rare pulmonary diseases with an immune component, or RPICs. In addition, our classification of diseases based on the existence of immune cell invasion (RMICs and RPICs) and our hypothesis that these represent potential indications for Resolaris and iMod.Fc may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immuno-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of Resolaris, iMod.Fc or other product candidates that we may develop will adversely affect our business, prospects, financial condition and results of operations.

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

Our initial clinical focus is on the development of Physiocrine-based therapeutics for the treatment of rare diseases, including FSHD and LGMD2B, where patients may benefit from the activation of immuno-modulatory pathways. There are currently no approved treatments for FSHD, LGMD2B, or other rare disease indications that we intend to initially pursue. As a result, the design and conduct of clinical trials for these indications are subject to increased risk, and we may experience setbacks with our ongoing or planned clinical trials for Resolaris or other product candidates that we may develop because of the limited clinical experience in our target indications. In particular, regulatory authorities in the United States and European Union have not issued definitive guidance as to how to measure and achieve efficacy. In addition, the protocols for our Phase 1b/2 clinical trials of Resolaris in patients with FSHD or LGMD2B include the use of magnetic resonance imaging, or MRI, data as a measure of potential immuno-modulatory effects of Resolaris in diseased muscle tissue. Regulators have not yet determined that such data in FSHD or LGMD2B patients signifies a clinically meaningful result or can support regulatory approvals. In later stage trials, we may not achieve a pre-specified endpoint with statistical significance in our planned clinical trials of Resolaris in this indication or in other indications where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the chance of obtaining marketing approval for Resolaris. Additionally, it is difficult to establish clinically relevant endpoints for some of these indications because it may take a long time before any therapeutic effects of a drug can be observed.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time- consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing and planned clinical trials of Resolaris in RMICs, planned clinical trials of iMod.Fc in RPICs, or any other clinical trials that we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. Following our submission of an investigational new drug application, or IND, to the Division of Neurology Products at the FDA to evaluate Resolaris in our Phase 1b/2 trial in adult patients with FSHD in the United States, our IND was placed on full clinical hold to address the non-clinical issue of the comparability of the drug substance used in our preclinical toxicology studies to that used in our Phase 1 clinical trial and proposed for use in the U.S. clinical trial in FSHD patients. We responded to the FDA’s comparability request, and, in January 2015, our IND was removed from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND was placed on partial clinical hold, which prohibits the evaluation of Resolaris at doses higher than our proposed 3.0 mg/kg dose pending our submission of additional non-clinical data to the FDA and the FDA’s review of that data. We submitted a response to address the partial clinical hold in September 2015. In October 2015, the FDA requested that we provide additional information to support a lifting of the partial hold.  We are finalizing an action plan to provide that information to the FDA in an appropriately timed manner. Although we do not expect the partial clinical hold to have a material impact on our current clinical development timeline for Resolaris because we do not intend to evaluate Resolaris at doses higher than 3.0 mg/kg in our current clinical trials in the United States, any inability to initiate or complete our clinical trials of Resolaris in the United States, as a result of the partial clinical hold or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for Resolaris.

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Resolaris and any other clinical trials that we may conduct for our product candidates is critical to our success. In particular, each of the conditions for which we currently plan to evaluate Resolaris is a rare disease with limited patient pools from which to draw for clinical trials. For example, while estimates of FSHD prevalence vary, studies exploring the topic have identified average prevalence rates of approximately one in 17,000. Applying this rate to the U.S. population, as of November 1, 2014, yields a domestic FSHD population of approximately 19,000. In addition, we estimate that LGMD affects an estimated 16,000 patients in the U.S., approximately 3,000 of whom have LGMD2B.  The eligibility criteria for our clinical trials, such as the requirement of at least one skeletal muscle in the legs identified by MRI as STIR positive for enrollment in our ongoing Phase 1b/2 clinical trials of Resolaris in adult patients with FSHD or the requirement for onset of symptoms before the age of 10 in our Phase 1b/2 clinical trial of Resolaris in patients with early onset FSHD, may further limit the pool of available participants in our trial. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates or limitations required by trial protocols.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $16.1 million and $9.1 million for the years ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $174.2 million.

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

Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, Resolaris and any other product candidates that we may develop. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research, preclinical development and clinical development of Resolaris, iMod.Fc and other product candidates;
•	seeking and obtaining regulatory approvals for product candidates for which we complete clinical trials;
•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for Resolaris and any other product candidates that we may develop;
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

As of March 31, 2016, our cash, cash equivalents and investments were approximately $111.6 million. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

As of May 6, 2016, based on the latest information publicly available to us, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 74.8% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: May 11, 2016	By:	/s/ John D. Mendlein
John D. Mendlein, Ph.D. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Vice President, Finance (Principal Financial and Accounting Officer)

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on September 18, 2007	S-1	333-203272	4.2	April 6, 2015
4.3	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
10.1#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
# Indicates a management contract or compensatory plan, contract or arrangement.