Form 10-Q
period 2016-06-30
aTYR PHARMA INC
filed 2016-08-10
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 23,718,529 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,191	$53,025
Available-for sale investments, short-term	40,735	42,510
Prepaid expenses and other assets	1,964	2,415
Total current assets	85,890	97,950
Available-for sale investments, long-term	12,655	29,814
Property and equipment, net	1,766	1,793
Other assets	175	118
Total assets	$100,486	$129,675
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,723	$3,872
Accrued expenses and other current liabilities	5,414	4,595
Current portion of deferred rent	291	315
Current portion of commercial bank debt	3,489	3,366
Total current liabilities	13,917	12,148
Deferred rent, net of current portion	—	130
Commercial bank debt, net of current portion	—	1,776
Other long-term liabilities	—	571
Commitments and contingencies (Note 3)
Redeemable convertible preferred stock, $0.001 par value; authorized shares – 7,285,456 at June 30, 2016 and December 31, 2015; issued and outstanding shares – none at June 30, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; authorized shares – 5,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares – none at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized shares – 150,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares – 23,717,683 at June 30, 2016 and 23,670,079 at December 31, 2015	24	24
Additional paid-in capital	276,120	273,321
Accumulated other comprehensive income (loss)	19	(171)
Accumulated deficit	(189,594)	(158,124)
Total stockholders’ equity	86,569	115,050
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$100,486	$129,675

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Operating expenses:
Research and development	$11,307	$7,502	$23,307	$14,095
General and administrative	4,126	3,396	8,241	5,725
Total operating expenses	15,433	10,898	31,548	19,820
Loss from operations	(15,433)	(10,898)	(31,548)	(19,820)
Other income (expense), net	50	(182)	78	(331)
Net loss	(15,383)	(11,080)	(31,470)	(20,151)
Accretion to redemption value of redeemable convertible preferred stock	—	(15)	—	(15)
Net loss attributable to common stockholders	$(15,383)	$(11,095)	$(31,470)	$(20,166)
Net loss per share, basic and diluted	$(0.65)	$(0.74)	$(1.33)	$(2.53)
Weighted average common stock shares outstanding, basic and diluted	23,672,527	14,901,473	23,655,366	7,955,973

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Net loss	$(15,383)	$(11,080)	$(31,470)	$(20,151)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	38	(106)	190	(106)
Comprehensive loss	$(15,345)	$(11,186)	$(31,280)	$(20,257)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(31,470)	$(20,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	419
Issuance of common stock for technology	—	1,411
Stock-based compensation	2,653	1,419
Amortization of debt discount	97	168
Change in fair value of preferred stock warrant liability	—	(29)
Amortization of premiums and accretion of discounts of investment securities, available-for-sale	397	192
Deferred rent	(154)	(144)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	394	(1,497)
Accounts payable and accrued expenses	1,147	717
Net cash used in operating activities	(26,479)	(17,495)
Cash flows from investing activities:
Purchase of property and equipment	(490)	(163)
Purchases of available-for-sale investment securities	(21,924)	(84,927)
Maturities of available-for-sale investment securities	40,651	1,954
Net cash provided by (used in) investing activities	18,237	(83,136)
Cash flows from financing activities:
Issuance of preferred stock for cash, net of issuance costs	—	75,617
Issuance of common stock through initial public offering, net of offering costs	—	77,246
Proceeds from issuance of common stock through option exercises	19	533
Proceeds from issuance of common stock pursuant to employee stock purchase plan	75	—
Repayments on notes payable to bank	(1,686)	(1,598)
Repayments of convertible debt	—	(2,000)
Net cash (used in) provided by financing activities	(1,592)	149,798
Net change in cash and cash equivalents	(9,834)	49,167
Cash and cash equivalents at beginning of the period	53,025	13,899
Cash and cash equivalents at end of the period	$43,191	$63,066

Supplemental schedule of noncash investing and financing activities:
Initial public offering costs included in accounts payable	$—	$344

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

Registration Statement on Form S-3

On June 13, 2016, we filed a Registration Statement on Form S-3 (File No. 333-211998) containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $150 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of up to $20 million of our common stock that may be sold from time to time under a sales agreement with Cowen and Company, LLC (Cowen). In accordance with the terms of such sales agreement entered with Cowen, we may offer and sell shares of our common stock having an aggregate offering price of up to $35 million from time to time through Cowen. We are required to file another prospectus supplement in the event we intend to offer more than $20 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20 million is included in the base prospectus amount of $150 million.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 29,468 and 65,351 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended June 30, 2016 and 2015, respectively. We have excluded 33,265 and 68,886 shares subject to repurchase from the weighted average number of common shares outstanding for the six months ended June 30, 2016 and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warrants for common stock	25,970	25,970	25,970	25,970
Common stock options and awards	3,949,219	1,164,140	3,949,219	1,164,140
Employee stock purchase plan	30,478	—	30,478	—
	4,005,667	1,190,110	4,005,667	1,190,110

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for the annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted beginning after December 15, 2018. We are currently evaluating the impact the provisions will have on our consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016:
Assets:
Current:
Cash equivalents	$38,256	$38,256	$—	$—
Available-for-sale investments, short-term:
Commercial paper	11,947	—	11,947	—
United States Treasury securities	5,012	5,012	—	—
Corporate debt securities	23,776	—	23,776	—
Sub-total available-for-sale investments, short-term	40,735	5,012	35,723	—
Available-for-sale investments, long-term:
Asset-backed securities	7,011	—	7,011	—
Corporate debt securities	5,644	—	5,644	—
Sub-total available-for-sale investments, long-term	12,655	—	12,655	—
Total assets measured at fair value	$91,646	$43,268	$48,378	$—
As of December 31, 2015:
Assets:
Current:
Cash equivalents	$46,545	$46,545	$—	$—
Available-for-sale investments, short-term:
Commercial paper	2,996	—	2,996	—
Corporate debt securities	39,514	—	39,514	—
Sub-total available-for-sale investments, short-term	42,510	—	42,510	—
Available-for-sale investments, long-term:
United States Treasury securities	1,999	1,999	—	—
Asset-backed securities	10,912	—	10,912	—
Corporate debt securities	16,903	—	16,903	—
Sub-total available-for-sale investments, long-term	29,814	1,999	27,815	—
Total assets measured at fair value	$118,869	$48,544	$70,325	$—

As of June 30, 2016 and December 31, 2015 available-for-sale investments are detailed as follows (in thousands):

	June 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$11,947	$—	$—	$11,947
United States Treasury securities	5,005	7	—	5,012
Corporate debt securities	23,768	11	(3)	23,776
	$40,720	$18	$(3)	$40,735
Available-for-sale investments, long-term
Asset-backed securities	7,007	4	—	7,011
Corporate debt securities	5,644	1	(1)	5,644
	$12,651	$5	$(1)	$12,655

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$2,996	$—	$—	$2,996
Corporate debt securities	39,575	—	(61)	39,514
	$42,571	$—	$(61)	$42,510
Available-for-sale investments, short-term
United States Treasury securities	$2,006	$—	$(7)	$1,999
Asset-backed securities	10,928	—	(16)	10,912
Corporate debt securities	16,990	—	(87)	16,903
	$29,924	$—	$(110)	$29,814

Available-for-sale investments that are in an unrealized loss position as of June 30, 2016 are as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$7,930	$(4)

As of June 30, 2016, our available-for-sale investments have a variety of effective maturity dates of up to 15 months. As of June 30, 2016, there are 5 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary at June 30, 2016.

3. Debt, Commitments and Contingencies

Commercial Bank Debt

Commercial bank debt and unamortized discount balances are as follows (in thousands):

	June 30, 2016	December 31, 2015
Commercial bank debt	$3,515	$5,202
Less debt discount, net of current portion	—	(6)
Commercial bank debt, net of debt discount	3,515	5,196
Less current portion of commercial bank debt	(3,515)	(3,420)
Commercial bank debt, net of current portion	$—	$1,776
Current portion of commercial bank debt	$3,515	$3,420
Current portion of debt discount	(26)	(54)
Current portion of commercial bank debt, net of debt discount	$3,489	$3,366

Future minimum principal and interest payments under our loan and security agreement with Silicon Valley Bank, including the final payment, are as follows (in thousands):

June 30, 2016
2016	$1,811
2017	2,310
4,121
Less interest and final payment	(606)
Commercial bank debt	$3,515

Facility Lease

In December 2011, we entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2017 and we have an option to extend the lease for a period of five years. Rent expense for the three months ended June 30, 2016 and 2015 was $0.1 million. Rent expense for the six months ended June 30, 2016 and 2015 was $0.2 million.

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

In June 2016, we entered into a sublease agreement with a tenant of our landlord for additional facility space in our existing building that commences in August 2016 and will expire in June 2017.

Future minimum payments under the non-cancelable operating lease as of June 30, 2016 were as follows (in thousands):

Operating Lease
2016	$438
2017	386
Total	$824

Research Agreements and Funding Obligations

In October 2007, we entered into a research funding and option agreement for certain technologies from The Scripps Research Institute (TSRI). Under the agreement, we provide funding to TSRI to conduct certain research activities. The agreement renews automatically for successive 12 month periods starting on May 31st of each year unless we provide 30 days’ prior written notice to terminate the agreement. TSRI has the right to terminate the agreement if we fail to make any payment under the agreement or for breach or insolvency. Under the research funding and option agreement, TSRI has granted us options to enter into license agreements to acquire rights and exclusive licenses to develop, make, have made, use, have used, import, have imported, offer to sell, sell, and have sold certain licensed products, processes and services based on certain technology arising from the sponsored research activities. Pursuant to the terms of these license agreements, TSRI is entitled to receive tiered royalties as a percentage of net sales and a percentage of nonroyalty revenue we may receive from our sublicensees or partners, with the amount owed decreasing if we enter into the applicable sublicense or partnering agreement after meeting a specified clinical milestone. In addition, we are obligated to pay TSRI up to an aggregate of $2.75 million under each license agreement upon the achievement of specific clinical and regulatory milestone events. In January 2015, we and TSRI entered into an amended and restated research funding and option agreement pursuant to which we agreed to issue 119,840 shares of our common stock to TSRI in consideration for the adjustment of sublicense payments and the assignment of certain intellectual property rights by TSRI to us. The $1.4 million fair value of the common stock issued to TSRI was recorded to research and development expense. We issued the shares of common stock to TSRI on March 31, 2015. During the six months ended June 30, 2016, we provided $0.4 million of additional funding to TSRI for research conducted between January 2016 through May 2016.

During the three months ended June 30, 2016 and 2015, excluding the fair value of the common stock issued to TSRI described above, we recognized expense under the agreement in the amount of $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2016 and 2015, excluding the fair value of the common stock issued to TSRI described above, we recognized expense under the agreement in the amount of $0.7 million and $0.3 million, respectively. A member of our board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended June 30, 2016 and 2015, we provided charitable donations to the National Foundation for Cancer Research of $0.1 million. During the six months ended June 30, 2016 and 2015, we provided charitable donations to the National Foundation for Cancer Research of $0.2 million. We have requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of our board of directors.

FUJIFILM Diosynth Biotechnologies U.S.A., Inc. Agreement

In June 2015, we entered into a Master Services Agreement (the MSA) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (Fujifilm) to complete the development of the manufacturing process and for the production of the drug substance for Resolaris, our drug in clinical development. Pursuant to the MSA, Fujifilm will provide the drug substance for Resolaris to support future clinical trials, including potential pivotal trials. Under the initial scope of work executed pursuant to the MSA, Fujifilm will conduct process optimization, scale-up and demonstration, and cGMP manufacturing of the drug substance of Resolaris, and we are required to pay Fujifilm based on development and production milestones up to the total payment in the mid seven figures. In addition, we are billed for consumables on a pass-through basis. In the next 12 months, we are committed to pay Fujifilm approximately $1.6 million based on development and production milestones. During the three months ended June 30, 2016 and 2015, expenses associated with this agreement, excluding pass through consumables, were $1.3 million and $0.3 million, respectively. During the six months ended June 30, 2016 and 2015, expenses associated with this agreement, excluding pass through consumables, were $2.9 million and $0.7 million, respectively.

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

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2015 Plan. The 2015 Plan became effective on May 6, 2015 and we ceased granting any new awards under our 2014 Plan. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. A total of 1,574,566 shares of our common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 1,840,000 shares, (ii) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) an amount determined by our board of directors. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. We have granted incentive stock options, nonstatutory stock options and restricted stock units under the 2015 Plan.

Stock option activity is summarized as follows:

	Number of Outstanding Options	Weighted Average Price
Balance as of December 31, 2015	2,625,280	$8.83
Granted	1,691,619	$6.39
Exercised	(15,045)	$1.27
Canceled	(479,148)	$11.07
Balance as of June 30, 2016	3,822,706	$7.50

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	5.50 – 6.08	5.77-6.08	5.50 – 6.08	5.77 – 6.08
Risk-free interest rate	1.37% – 1.55%	1.47%-1.78%	1.37% – 1.90%	1.47% – 1.78%
Expected volatility	81.49% – 82.53%	81.60% – 88.10%	81.15% – 82.53%	81.60% – 100.90%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

In January 2016, we granted to our executives, employees and certain consultants performance options with a market condition to purchase up to an aggregate 396,960 shares of common stock at an exercise price of $9.13. Upon achievement of specified goals by January 4, 2018, such performance options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture. The fair value of the performance options with a market condition is estimated on the date of the grant using a Monte Carlo simulation, based on the market price of the underlying common stock, expected performance measurement period, expected peer group stock price volatility and expected risk-free interest rate. The weighted average grant date fair value was $1.93. The performance options with market conditions grants are expensed using the accelerated attribution method over the requisite service period of 5.06 years regardless of whether the market condition is achieved or earned and vest.

The assumptions used at grant date to determine the fair value of the performance options with a market condition were as follows:

Expected term (in years)	5.06
Risk-free interest rate	2.24%
Expected volatility	83.26%
Expected dividend yield	0.00%

During the six months ended June 30, 2016, we granted restricted stock units to employees. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	128,593	$5.00
Released	(2,080)	$5.48
Canceled	—	$—
Balance as of June 30, 2016	126,513	$4.99

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

The first purchase under the 2015 ESPP occurred on May 15, 2016 for a total of 30,478 shares at a purchase price of $2.47 per share.

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, and restricted stock units is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$527	$441	$1,074	$796
General and administrative	846	375	1,579	623
	$1,373	$816	$2,653	$1,419

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30, 2016	December 31, 2015
Common stock warrants	25,970	25,970
Common stock options and awards outstanding	3,949,219	2,625,280
Shares available under the 2014 Plan	984,357	984,357
Shares available under the 2015 Plan	509,089	903,350
Shares available under the 2015 ESPP Plan	433,845	227,623
	5,902,480	4,766,580

5. Subsequent Events

On August 4, 2016 we entered into a Master Services Agreement with a third party contract manufacturing organization to complete the development of the manufacturing process and for the production of drug substance for iMod.Fc. We are required to pay the third party contract manufacturer a total payment in the low seven figures subject to certain rights of cancellation.

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

Since the identification of the Resokine pathway, we have successfully advanced Resolaris through preclinical development, current Good Manufacturing Practice, or cGMP, manufacturing, an initial Phase 1 clinical trial and three cohorts of our first exploratory Phase 1b/2 trial in adult patients with facioscapulohumeral muscular dystrophy, or FSHD. In the first quarter of 2014, we completed a double-blind, placebo-controlled Phase 1 clinical trial of Resolaris, in which we assessed its safety and tolerability in 32 healthy subjects. Resolaris was shown to be well tolerated at all doses tested, and no serious adverse events were reported. Based on the favorable clinical safety, pharmacokinetic and immunogenicity profile of Resolaris in this Phase 1 healthy volunteer trial, we decided to advance Resolaris in parallel, multiple clinical trials of rare myopathies with an immune component, or RMIC patients.

In March 2016, we announced results from our first exploratory Phase 1b/2 clinical trial of Resolaris in RMIC patients.  The trial enrolled adult patients with FSHD in the United States and European Union. This randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, pharmacokinetics and exploratory pharmacodynamics markers and clinical assessments of multiple intravenous doses of Resolaris in adults with FSHD. We completed three dose escalation cohorts of 0.3, 1.0 and 3.0 mg/kg over 1 or 3 months treatment periods. We believe the safety, tolerability, immunogenicity and activity profile of Resolaris as demonstrated in this study warrants advancing our program in adult FSHD patients and potentially other rare diseases.

Our initial therapeutic efforts target severe, rare disease indications in which patients suffer from the immune-related consequences of their genetic disease of skeletal muscle. We have identified over 20 distinct, molecularly definable RMIC indications, including FSHD and limb-girdle muscular dystrophy 2B, or LGMD2B, in which we believe Resolaris has the potential to target the immune component of these genetic diseases. In 2015, we made progress in our therapeutic efforts by initiating new clinical studies in patients to further investigate Resolaris. We initiated three additional trials, including a long term safety extension study, a study in adult patients with FSHD or a second rare genetic myopathy, LGMD2B, our 004 Study, and a study in patients with early onset FSHD, our 003 Study. During the second quarter of 2016, we initiated a long-term safety extension study for patients from our 003 and 004 Studies.

During 2015, we made advancements in our pre-clinical research through protein engineering, generating and testing the exposures in animals of multiple configurations of the iMod domain of the Resokine pathway, an immuno-modulatory Physiocrine domain. In the fourth quarter of 2015, we announced the selection of an investigational new drug (IND) candidate based on this iMod domain fused to the Fc region of a human antibody, iMod.Fc. We have selected this iMod.Fc molecule as our second product development candidate and it represents an expansion of our new class of Physiocrine-based therapeutics. With the selection of this iMod.Fc molecule, we are harnessing the Resokine pathway and plan to develop iMod.Fc as a potential therapeutic for patients with rare pulmonary diseases with an immune component, or RPICs.

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

In June 2016, we filed a Registration Statement on Form S-3 (File No. 333-211998) containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $150 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $20 million of our common stock that may be sold from time to time under a sales agreement with Cowen and Company, LLC (Cowen). In accordance with the terms of such sales agreement entered with Cowen, we may offer and sell shares of our common stock having an aggregate offering price of up to $35 million from time to time through Cowen. We will be required to file another prospectus supplement in the event we intend to offer more than $20 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20 million is included in the base prospectus amount of $150 million.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through June 30, 2016, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our IPO, private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the six months ended June 30, 2016 and 2015, we have incurred consolidated net losses of $31.5 million and $20.2 million, respectively. As of June 30, 2016, we had an accumulated deficit of $189.6 million.

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

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of June 30, 2016. All intercompany transactions and balances are eliminated in consolidation.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting, legal services, expenses associated with applying for and maintaining patents, cost of insurance, cost of various consultants, occupancy costs, information systems costs and depreciation.

We anticipate that our general and administrative expenses will substantially increase for the foreseeable future as we increase support for the continued development of our product candidates and the increased costs of operating as a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs. These increases will likely include increased costs related to personnel, fees to outside consultants, lawyers and accountants, among other expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our loans outstanding with Silicon Valley Bank, or SVB.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase /
	2016	2015	(Decrease)
Research and development expenses	$11,307	$7,502	$3,805
General and administrative expenses	4,126	3,396	730
Other income (expense)	50	(182)	232

Research and development expenses. Research and development expenses were $11.3 million and $7.5 million for the three months ended June 30, 2016 and 2015, respectively. The increase of $3.8 million was due primarily to a $1.9 million increase in clinical and non-clinical development costs for Resolaris, a $0.8 million increase related to compensation expenses resulting from increased headcount in research and development functions, including $0.1 million of non-cash stock-based compensation, and $0.7 million other pre-clinical development costs to support future clinical trials, and a $0.4 million increase in other pre-clinical development costs.

General and administrative expenses. General and administrative expenses were $4.1 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively. The increase of $0.7 million was due primarily to a $0.5 million of non-cash stock-based compensation and a $0.2 million increase in costs associated with being a public company.

Other income (expense). Other income (expense) was $50,000 and $(0.2) million for the three months ended June 30, 2016 and 2015, respectively. The change was primarily a result of increased interest income related to short-term and long-term investments.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase /
	2016	2015	(Decrease)
Research and development expenses	$23,307	$14,095	$9,212
General and administrative expenses	8,241	5,725	2,516
Other income (expense)	78	(331)	409

Research and development expenses. Research and development expenses were $23.3 million and $14.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $9.2 million was due primarily to a $4.7 million increase related to cGMP manufacturing of Resolaris to support future clinical trials, a $3.5 million increase in clinical and non-clinical development costs for Resolaris, a $1.6 million increase related to compensation expenses resulting from increased headcount in research and development functions, including $0.3 million of non-cash stock-based compensation, and a $0.7 million increase in other pre-clinical development costs. The increase was offset by a decrease related to a one-time $1.4 million non-cash expense for the assignment of certain intellectual property rights in the prior year period.

General and administrative expenses. General and administrative expenses were $8.2 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $2.5 million was due primarily to a $1.8 million increase in personnel costs resulting from increased headcount inclusive of $1.0 million of non-cash stock-based compensation and a $0.6 million increase in costs associated with being a public company.

Other income (expense). Other income (expense) was $0.1 million and $(0.3) million for the six months ended June 30, 2016 and 2015, respectively. The change was primarily a result of increased interest income related to short-term and long-term investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2016, we had an accumulated deficit of $189.6 million and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2016, we had cash, cash equivalents and available-for-sale short-term and long-term investments of $96.6 million. As discussed above, our IPO and related transactions resulted in net proceeds of $75.9 million. We believe that our existing cash, cash equivalents and available-for-sale investments as of June 30, 2016 will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Sources of Liquidity

From our inception through June 30, 2016, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

Debt Financing

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make equal payments of principal and interest which are due through the maturity date of June 1, 2017. The interest rate is a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. The final payment due in June 2017 includes an additional fee of $0.5 million. The SVB Loan is collateralized by all of our assets, other than our intellectual property, and contains customary affirmative and negative covenants, reporting requirements and events of default. As of June 30, 2016, we have no available credit under the SVB Loan.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(26,479)	$(17,495)
Investing activities	18,237	(83,136)
Financing activities	(1,592)	149,798
Net increase (decrease) in cash and cash equivalents	$(9,834)	$49,167

Operating activities. Net cash used in operating activities was $26.5 million and $17.5 million for the six months ended June 30, 2016 and 2015, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The difference between net cash used in operating activities and our net loss during the six months ended June 30, 2016 primarily related to non-cash charges including: $0.4 million for depreciation and amortization, $2.7 million for stock-based compensation and $1.5 million of cash provided by changes in our prepaid expenses and other assets and accounts payable and accrued expenses accounts. The difference between net cash used in operating activities and our net loss during the six months ended June 30, 2015 primarily related to non-cash charges including: $0.4 million for depreciation and amortization and $1.4 million for stock-based compensation, $1.4 million for the issuance of common stock for the purchase of technology from TSRI and $0.7 million of cash used by changes in operating prepaid expenses and other assets, accounts payable and accrued expenses accounts.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2016 was primarily due to the purchases of $21.9 million of investment securities, consisting primarily of money market funds, corporate debt securities, asset-backed securities, United States Treasury securities and commercial paper, and $0.5 million of property and equipment offset by maturity of $40.7 million of investment securities. Net cash used in investing activities for the six months ended June 30, 2015 was primarily due to the purchase of $84.9 million of investment securities, consisting primarily of money market funds, corporate debt securities, asset-backed securities, agency bonds and U.S. Treasury debt securities offset by maturity of $2.0 million of investment securities.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2016 was $1.6 million and consisted primarily of principal payments on the SVB Loan. Net cash provided by financing activities for the six months ended June 30, 2015 was $149.8 million and consisted of $75.6 million of proceeds from the issuance of Series E redeemable convertible preferred stock and $77.2 million of net proceeds from the IPO net of offering costs paid in the period, offset by $1.6 million of principal payments on the SVB Loan and $2.0 million repayment of convertible debt and related accrued interest.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business related to our contractual obligations during the six months ended June 30, 2016, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents, and available-for-sale investments totaling of $96.6 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2015, the increase would not have had a material effect on the fair market value of our portfolio.

We do not believe that our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our available-for-sale investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Our debt obligations bear interest at fixed rates and therefore have no exposure to changes in interest rates.

Foreign Currency Exchange Risk

We incur expenses, including for CROs and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling and Euro. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. Recently, the Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, manufacturing, clinical trial, and other research and development and administration costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•	delays in obtaining required Institutional Review Board, or IRB, or Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
•	imposition of a clinical hold by regulatory agencies, which may occur after our submission of data to these agencies or an inspection of our clinical trial operations or trial sites;
•	failure by our CROs, investigators, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	disagreements with regulators regarding our interpretation of data from preclinical studies or clinical trials;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

In our Phase 1 clinical trial, we observed low levels of antibodies to Resolaris in some subjects in response to the administration of Resolaris. The development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of Resolaris and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Other symptoms which may occur in this setting include fever, weight loss, fatigue, Raynaud’s phenomenon of the digits, rash and difficulty swallowing. In March of this year, we announced data from the first three cohorts of our Phase 1b/2 clinical trial in adult FSHD patients, or our 002 Study, and certain data from our long-term safety extension study, or our 005 Study. As announced, we observed low levels of antibodies in some patients and three patients in these studies experienced generalized infusion related reactions, or IRRs, and discontinued dosing. Of those three patients, two had elevated anti-drug antibodies, or ADA, signals at the time of dosing and one developed elevated ADA signals following the occurrence of the IRR. We have established procedural measures for our ongoing trials, including a decreased concentration and intravenous delivery rate of Resolaris, in an effort to minimize the occurrence of generalized IRRs and the formation of ADAs. We cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of ADAs, or result in the retention of patients in our trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of Resolaris, iMod.Fc and any other product candidates. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials for Resolaris or other product candidates we may develop. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, the manufacture of Resolaris and any other Physiocrine-based therapeutics that we may develop presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. We have changed cell lines for the production of Resolaris in connection with our engagement of a new contract manufacturer to meet our projected needs for pivotal clinical trials and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although Physiocrines represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each Physiocrine has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as iMod.Fc, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other Physiocrines. Currently, we are producing our iMod.Fc molecule in E.Coli by expression in inclusion bodies and refolding to recreate the native structure. As a result, the manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our ongoing or planned clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

The FDA and the European Commission have granted orphan drug designation to Resolaris for the treatment of FSHD. We are in the process of applying for orphan drug designation for Resolaris for the treatment of LGMD2B in the United States and may also apply for orphan drug designation in other territories and for other indications and product candidates. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. To date, we have been granted orphan drug designation for only one product candidate in the United States and the European Union. We cannot assure you that we will be able to obtain orphan drug designation, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

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

A breakthrough therapy or fast track designation by the FDA may not lead to expedited development or regulatory review or approval.

We may seek, from time to time, breakthrough therapy or fast track designation for Resolaris and any other product candidates that we may develop, although we may elect not to do so. A breakthrough therapy program is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track program is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $31.5 million and $20.2 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $189.6 million.

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

We are currently advancing Resolaris through clinical development and conducting preclinical development activities directed at the identification and selection of additional Physiocrine-based therapeutic candidates. The development of protein therapeutics is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance Resolaris in clinical trials in multiple indications.

As of June 30, 2016, our cash, cash equivalents and available-for-sale investments were approximately $96.6 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

We currently rely on a single manufacturer for bulk drug substance for Resolaris in our current and planned Phase 1b/2 clinical trials and have recently initiated cGMP drug substance manufacturing activities with an additional drug substance contract manufacturer for our projected needs for ongoing and anticipated pivotal clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this manufacturer for larger scale commercial manufacturing. We do not have long-term contracts with our manufacturers, and our manufacturers may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our manufacturers may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our manufacturers fail to meet contractual requirements, and we are unable to secure one or more replacement manufacturers capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative manufacturers, transfer manufacturing procedures to these alternative manufacturers, and demonstrate comparability of material produced by such new manufacturers. New manufacturers of any product would be required to comply with applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

We are engaged in the development of medicines for severe, rare diseases, which is a competitive and rapidly changing field. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. We expect to compete with various companies, academic institutions and other organizations that have products in development for some of our target RMIC indications. For example, although there are currently no approved products for the treatment of FSHD, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it intends to initiate a Phase 2 trial in mid-2016. In addition, Facio Therapies, Novogen, Fulcrum Therapeutics, Ultragenyx Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc. are developing chemical compounds that will repress one of the causal genes responsible for FSHD. While the limb-girdle muscular dystrophies are comprised of over 20 rare genetically-defined myopathies, we are unaware of any companies with programs specific to LGMD2B. We may also face competition from numerous companies in the field of RPICs, including several companies that currently market Esbriet (pirfenidone) and Ofev (nintedanib), both of which were approved by the FDA for the treatment of ILD in October 2014. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, more convenient or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our other executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “under water” options are less useful as a motivation and retention tool for our existing employees. Further, our employees’ ability to exercise those options and sell their stock in the public market may result in an increased turnover rate.

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.

We currently conduct research activities through our majority-owned Hong Kong subsidiary, Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology and maintain a representative office for this subsidiary in China. Additionally, we are currently conducting our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B in the European Union and the supply of Resolaris drug substance for our clinical trials is currently produced in India by a third-party manufacturer. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including:

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

As we continue our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B, prepare for additional clinical trials of Resolaris and iMod.Fc and expand our other clinical development activities, as well as continue our operations as a public company, we may increase our full-time employee base and hire more consultants and contractors. In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris and the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. For example, on June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as “Brexit”), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California, our drug substance clinical supply of Resolaris is currently manufactured in India, and our drug product is manufactured at a contract manufacturing organization in the United States. We currently anticipate that if Resolaris receives marketing approval, commercial production may take place in the United States and/or the United Kingdom. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As of August 5, 2016, based on the latest information publicly available to us, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 70.0% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the pricing of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have an effective shelf registration statement on Form S-3 that provides for the sale of up to $150 million in the aggregate of common stock, preferred stock, debt securities, warrants and/or units by us from time to time in one or more offerings. We have also entered into a sales agreement with Cowen and Company, LLC for the sale of up to $35 million of common stock, from time to time, $20 million of which is currently registered under the Form S-3. Any future debt financings may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

aTyr Pharma, Inc.

Date: August 10, 2016	By:	/s/ John D. Mendlein
John D. Mendlein, Ph.D. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Vice President, Finance (Principal Financial and Accounting Officer)

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
1.1	Sales Agreement, dated as of June 13, 2016, by and between the Registrant and Cowen and Company, LLC	S-3	333-211998	1.2	June 13, 2016
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on September 18, 2007	S-1	333-203272	4.2	April 6, 2015
4.3	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
# Indicates a management contract or compensatory plan, contract or arrangement.