Form 10-Q
period 2016-09-30
aTYR PHARMA INC
filed 2016-11-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 23,718,529 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,332	$53,025
Available-for sale investments, short-term	36,198	42,510
Prepaid expenses and other assets	3,117	2,415
Total current assets	73,647	97,950
Available-for sale investments, long-term	10,329	29,814
Property and equipment, net	1,596	1,793
Other assets	353	118
Total assets	$85,925	$129,675
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,565	$3,872
Accrued expenses and other current liabilities	5,520	4,595
Current portion of deferred rent	211	315
Current portion of commercial bank debt	2,640	3,366
Total current liabilities	11,936	12,148
Deferred rent, net of current portion	—	130
Commercial bank debt, net of current portion	—	1,776
Other long-term liabilities	—	571
Commitments and contingencies (Note 3)
Redeemable convertible preferred stock, $0.001 par value; authorized shares – 7,285,456 at September 30, 2016 and December 31, 2015; issued and outstanding shares – none at September 30, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; authorized shares – 5,000,000 at September 30, 2016 and December 31, 2015; issued and outstanding shares – none at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized shares – 150,000,000 at September 30, 2016 and December 31, 2015; issued and outstanding shares – 23,718,529 at September 30, 2016 and 23,670,079 at December 31, 2015	24	24
Additional paid-in capital	277,371	273,321
Accumulated other comprehensive income (loss)	7	(171)
Accumulated deficit	(203,413)	(158,124)
Total stockholders’ equity	73,989	115,050
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$85,925	$129,675

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Operating expenses:
Research and development	$10,395	$7,739	$33,702	$21,834
General and administrative	3,470	3,574	11,711	9,299
Total operating expenses	13,865	11,313	45,413	31,133
Loss from operations	(13,865)	(11,313)	(45,413)	(31,133)
Other income (expense), net	46	(16)	124	(347)
Net loss	(13,819)	(11,329)	(45,289)	(31,480)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(15)
Net loss attributable to common stockholders	$(13,819)	$(11,329)	$(45,289)	$(31,495)
Net loss per share, basic and diluted	$(0.58)	$(0.48)	$(1.91)	$(2.38)
Weighted average common stock shares outstanding, basic and diluted	23,696,511	23,581,001	23,669,154	13,221,551

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Net loss	$(13,819)	$(11,329)	$(45,289)	$(31,480)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	(12)	38	178	(68)
Comprehensive loss	$(13,831)	$(11,291)	$(45,111)	$(31,548)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(45,289)	$(31,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679	643
Issuance of common stock for technology	—	1,411
Stock-based compensation	3,877	2,469
Amortization of debt discount	130	238
Change in fair value of preferred stock warrant liability	—	(29)
Amortization of premiums and accretion of discounts of investment securities, available-for-sale	496	479
Deferred rent	(234)	(219)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(937)	(1,192)
Accounts payable and accrued expenses	112	718
Net cash used in operating activities	(41,166)	(26,962)
Cash flows from investing activities:
Purchase of property and equipment	(554)	(545)
Purchases of available-for-sale investment securities	(26,244)	(99,408)
Maturities of available-for-sale investment securities	51,723	24,055
Net cash provided by (used in) investing activities	24,925	(75,898)
Cash flows from financing activities:
Issuance of preferred stock for cash, net of issuance costs	—	75,648
Issuance of common stock through initial public offering, net of offering costs	—	77,246
Proceeds from issuance of common stock through option exercises	20	533
Proceeds from issuance of common stock pursuant to employee stock purchase plan	75	—
Repayments on notes payable to bank	(2,547)	(2,413)
Repayments of convertible debt	—	(2,000)
Net cash (used in) provided by financing activities	(2,452)	149,014
Net change in cash and cash equivalents	(18,693)	46,154
Cash and cash equivalents at beginning of the period	53,025	13,899
Cash and cash equivalents at end of the period	$34,332	$60,053

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 21,871 and 58,280 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended September 30, 2016 and 2015, respectively. We have excluded 29,467 and 65,351 shares subject to repurchase from the weighted average number of common shares outstanding for the nine months ended September 30, 2016 and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warrants for common stock	25,970	25,970	25,970	25,970
Common stock options and awards	4,356,751	1,483,279	4,356,751	1,483,279
Employee stock purchase plan	37,943	—	37,943	—
	4,420,664	1,509,249	4,420,664	1,509,249

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments which addresses eight specific cash flow issues to reduce the existing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for the annual periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the provisions will have on our consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016:
Assets:
Current:
Cash equivalents	$25,285	$25,285	$—	$—
Available-for-sale investments, short-term:
Commercial paper	11,975	—	11,975	—
United States Treasury securities	5,008	5,008	—	—
Corporate debt securities	19,215	—	19,215	—
Sub-total available-for-sale investments, short-term	36,198	5,008	31,190	—
Available-for-sale investments, long-term:
Asset-backed securities	7,010	—	7,010	—
Corporate debt securities	3,319	—	3,319	—
Sub-total available-for-sale investments, long-term	10,329	—	10,329	—
Total assets measured at fair value	$71,812	$30,293	$41,519	$—
As of December 31, 2015:
Assets:
Current:
Cash equivalents	$46,545	$46,545	$—	$—
Available-for-sale investments, short-term:
Commercial paper	2,996	—	2,996	—
Corporate debt securities	39,514	—	39,514	—
Sub-total available-for-sale investments, short-term	42,510	—	42,510	—
Available-for-sale investments, long-term:
United States Treasury securities	1,999	1,999	—	—
Asset-backed securities	10,912	—	10,912	—
Corporate debt securities	16,903	—	16,903	—
Sub-total available-for-sale investments, long-term	29,814	1,999	27,815	—
Total assets measured at fair value	$118,869	$48,544	$70,325	$—

As of September 30, 2016 and December 31, 2015 available-for-sale investments are detailed as follows (in thousands):

	September 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$11,975	$—	$—	$11,975
United States Treasury securities	5,004	4	—	5,008
Corporate debt securities	19,216	10	(11)	19,215
	$36,195	$14	$(11)	$36,198
Available-for-sale investments, long-term
Asset-backed securities	7,005	5	—	7,010
Corporate debt securities	3,320	—	(1)	3,319
	$10,325	$5	$(1)	$10,329

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$2,996	$—	$—	$2,996
Corporate debt securities	39,575	—	(61)	39,514
	$42,571	$—	$(61)	$42,510
Available-for-sale investments, short-term
United States Treasury securities	$2,006	$—	$(7)	$1,999
Asset-backed securities	10,928	—	(16)	10,912
Corporate debt securities	16,990	—	(87)	16,903
	$29,924	$—	$(110)	$29,814

Available-for-sale investments that are in an unrealized loss position as of September 30, 2016 are as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$15,869	$(12)

As of September 30, 2016, our available-for-sale investments have a variety of effective maturity dates of less than 2 years. As of September 30, 2016, there are 7 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary at September 30, 2016.

3. Debt, Commitments and Contingencies

Commercial Bank Debt

Commercial bank debt and unamortized discount balances are as follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial bank debt	$2,655	$5,202
Less debt discount, net of current portion	—	(6)
Commercial bank debt, net of debt discount	2,655	5,196
Less current portion of commercial bank debt	(2,655)	(3,420)
Commercial bank debt, net of current portion	$—	$1,776
Current portion of commercial bank debt	$2,655	$3,420
Current portion of debt discount	(15)	(54)
Current portion of commercial bank debt, net of debt discount	$2,640	$3,366

Future minimum principal and interest payments under our loan and security agreement with Silicon Valley Bank, including the final payment, are as follows (in thousands):

September 30, 2016
2016	$905
2017	2,310
3,215
Less interest and final payment	(560)
Commercial bank debt	$2,655

Facility Lease

In December 2011, we entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2017 and we have an option to extend the lease for a period of five years. Rent expense for the three months ended September 30, 2016 and 2015 was $0.1 million. Rent expense for the nine months ended September 30, 2016 and 2015 was $0.3 million.

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

In June 2016, we entered into a sublease agreement with a tenant of our landlord for additional facility space in our existing building that commenced in August 2016 and will expire in June 2017.

Future minimum payments under the non-cancelable operating lease as of September 30, 2016 were as follows (in thousands):

Operating Lease
2016	$232
2017	386
Total	$618

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

During the three months ended September 30, 2016 and 2015, we recognized expense under the agreement in the amount of $0.2 million. During the nine months ended September 30, 2016 and 2015, excluding the fair value of the common stock issued to TSRI described above, we recognized expense under the agreement in the amount of $0.9 million and $0.5 million, respectively. A member of our board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended September 30, 2016 and 2015, we provided charitable donations to the National Foundation for Cancer Research of $0.1 million. During the nine months ended September 30, 2016 and 2015, we provided charitable donations to the National Foundation for Cancer Research of $0.3 million. We have requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of our board of directors.

Contract Manufacturing Agreements

In June 2015, we entered into a Master Services Agreement (MSA) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (Fujifilm) to complete the development of the manufacturing process and for the production of the drug substance for Resolaris, our drug in clinical development. Pursuant to the MSA, Fujifilm will provide the drug substance for Resolaris to support future clinical trials, including potential pivotal trials. Under the initial scope of work executed pursuant to the MSA, Fujifilm will conduct process optimization, scale-up and demonstration, and cGMP manufacturing of the drug substance of Resolaris, and we are required to pay Fujifilm based on development and production milestones up to the total payment in the mid seven figures. In addition, we are billed for consumables on a pass-through basis. In the next 12 months, we are committed to pay Fujifilm approximately $2.0 million based on development and production milestones. During the three months ended September 30, 2016 and 2015, expenses associated with this agreement, excluding pass through consumables, were $1.6 million and $0.7 million, respectively. During the nine months ended September 30, 2016 and 2015, expenses associated with this agreement, excluding pass through consumables, were $4.6 million and $0.7 million, respectively.

In August 2016, we entered into a MSA with a third party contract manufacturing organization to complete the development of the manufacturing process and for the production of drug substance for iMod.Fc. We are required to pay the third party contract manufacturer a total payment in the low seven figures subject to certain rights of cancellation. In the next 12 months, we are committed to pay the third party contract manufacturing organization  approximately $1.6 million based on development and production milestones.  As of September 30, 2016, expenses associated with this agreement were $0.2 million.

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

Inducement Grant

In September 2016, we granted a non-qualified option to purchase 145,000 shares of our common stock at an exercise price of $3.29 per share as an inducement award in connection with the hiring of our Senior Vice President, Research.  This option will vest over a period of four (4) years, with 25% vesting on the one year anniversary of the grant date and the remaining 75% vesting on a monthly basis over three years thereafter, subject to continuous employment. This option was an inducement grant issued outside of the 2015 Plan in accordance with NASDAQ Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.  In addition, from time to time, we may make inducement grants of stock options to new employees.

Stock option activity (including inducement options) is summarized as follows:

	Number of Outstanding Options	Weighted Average Price
Balance as of December 31, 2015	2,625,280	$8.83
Granted	2,262,919	$5.56
Exercised	(15,892)	$1.24
Canceled/forfeited/expired	(623,469)	$10.79
Balance as of September 30, 2016	4,248,838	$6.83

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	6.02 – 6.08	5.50 – 6.08	5.50 – 6.08	5.77 – 6.08
Risk-free interest rate	1.20% – 1.41%	1.69%-1.92%	1.20% – 1.90%	1.47% – 1.92%
Expected volatility	80.66% – 80.96%	79.28% – 81.01%	80.66% – 82.53%	79.28% – 100.90%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

During the nine months ended September 30, 2016, we granted restricted stock units to employees. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	131,593	$4.96
Released	(2,080)	$5.48
Forfeited	(21,600)	$4.95
Balance as of September 30, 2016	107,913	$4.95

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

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$421	$492	$1,495	$1,288
General and administrative	803	558	2,382	1,181
	$1,224	$1,050	$3,877	$2,469

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	September 30, 2016	December 31, 2015
Common stock warrants	25,970	25,970
Common stock options and awards outstanding	4,356,751	2,625,280
Shares available under the 2014 Plan	984,357	984,357
Shares available under the 2015 Plan	245,710	903,350
Shares available under the 2015 ESPP Plan	433,845	227,623
	6,046,633	4,766,580

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

Since the identification of the Resokine pathway, we have successfully advanced Resolaris through preclinical development, current Good Manufacturing Practice, or cGMP, manufacturing, an initial Phase 1 clinical trial and three cohorts of our first exploratory Phase 1b/2 trial in adult patients with facioscapulohumeral muscular dystrophy, or FSHD (002 Study). In the first quarter of 2014, we completed a double-blind, placebo-controlled Phase 1 clinical trial of Resolaris, in which we assessed its safety and tolerability in 32 healthy subjects. Resolaris was shown to be well tolerated at all doses tested, and no serious adverse events were reported. Based on the favorable clinical safety, pharmacokinetic and immunogenicity profile of Resolaris in this Phase 1 healthy volunteer trial, we decided to advance Resolaris in parallel, multiple clinical trials of rare myopathies with an immune component, or RMIC patients.

In March 2016, we announced results from our 002 Study, our first exploratory Phase 1b/2 clinical trial of Resolaris in RMIC patients.  The trial enrolled adult patients with FSHD in the United States and European Union. This randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, pharmacokinetics and exploratory pharmacodynamics markers and clinical assessments of multiple intravenous doses of Resolaris in adults with FSHD. We completed three dose escalation cohorts of 0.3, 1.0 and 3.0 mg/kg over 1 or 3 months treatment periods. We believe the safety, tolerability, immunogenicity and activity profile of Resolaris as demonstrated in this study warrants advancing our program in adult FSHD patients and potentially other rare diseases.

Our initial therapeutic efforts target severe, rare disease indications in which patients suffer from the immune-related consequences of their genetic disease of skeletal muscle. We have identified over 20 distinct, molecularly definable RMIC indications, including FSHD and limb-girdle muscular dystrophy 2B, or LGMD2B, in which we believe Resolaris has the potential to target the immune component of these genetic diseases. We are currently conducting four clinical studies in patients to further investigate Resolaris. These trials include: a study in patients with early onset FSHD (003 Study); a study in adult patients with FSHD or a second rare genetic myopathy, LGMD2B (004 Study); a long-term safety extension study for patients from our 002 Study (005 Study); and a long-term safety extension for patients from our 003 and 004 Studies (006 Study).

In October 2016, the Food and Drug Administration (FDA) granted Resolaris a fast track designation for the treatment of FSHD, the first known therapeutic candidate for the treatment of FSHD to receive the designation.

Advancing our investigation of the Resokine pathway, our second product development candidate, iMod.Fc, comprises an Fc region of an antibody genetically engineered to a protein derived from the Resokine pathway. Fc fusion proteins, such as iMod.Fc, include an additional antibody domain to enhance pharmacokinetic, or PK, and distribution characteristics. We plan to evaluate its therapeutic potential in patients with rare pulmonary diseases with an immune and/or fibrotic component.

We intend to build an innovative pipeline of product candidates based on our Physiocrine biology and insights. We aim to independently develop and commercialize such product candidates in areas that create value while balancing resource considerations. In parallel, we will pursue and evaluate, and may selectively form relationships, to strategically accelerate and advance our programs through partnership expertise or funding with appropriate partners.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through September 30, 2016, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our IPO, private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

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

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the nine months ended September 30, 2016 and 2015, we have incurred consolidated net losses of $45.3 million and $31.5 million, respectively. As of September 30, 2016, we had an accumulated deficit of $203.4 million.

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
•

hire additional staff, including clinical, operational, financial and technical personnel, if and when necessary, to execute on our business plan and create additional infrastructure to support our operations as a public company; and

•	implement operational, financial and management systems.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital beyond the net proceeds from our IPO. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of September 30, 2016. All intercompany transactions and balances are eliminated in consolidation.

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

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of Resolaris, iMod.Fc and any other product candidates that we may develop. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase /
	2016	2015	(Decrease)
Research and development expenses	$10,395	$7,739	$2,656
General and administrative expenses	3,470	3,574	(104)
Other income (expense)	46	(16)	62

Research and development expenses. Research and development expenses were $10.4 million and $7.7 million for the three months ended September 30, 2016 and 2015, respectively. The increase of $2.7 million was due primarily to a $0.9 million increase related to cGMP manufacturing of Resolaris to support future clinical trials, a $0.8 million increase in clinical and non-clinical development costs for Resolaris, a $0.6 million increase in manufacturing development costs for iMod.Fc and a $0.2 million increase in other pre-clinical development costs.

General and administrative expenses. General and administrative expenses were $3.5 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of $0.1 million was due primarily to a $0.3 million decrease in legal and accounting expenses partially offset by a $0.2 million increase in non-cash stock-based compensation.

Other income (expense). Other income (expense) was $46,000 and $(16,000) for the three months ended September 30, 2016 and 2015, respectively. The change was primarily a result of decreased interest expense from lower debt balance in the current period as compared to the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase /
	2016	2015	(Decrease)
Research and development expenses	$33,702	$21,834	$11,868
General and administrative expenses	11,711	9,299	2,412
Other income (expense)	124	(347)	471

Research and development expenses. Research and development expenses were $33.7 million and $21.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $11.9 million was due primarily to a $5.7 million increase related to cGMP manufacturing of Resolaris to support future clinical trials, a $3.9 million increase in clinical and non-clinical development costs for Resolaris, a $1.7 million increase related to compensation expenses resulting from increased headcount in research and development functions, including $0.2 million of non-cash stock-based compensation, a $1.3 million increase in other pre-clinical development costs and a $0.8 million increase in manufacturing development costs for iMod.Fc. The increase was offset by a decrease related to a one-time $1.4 million non-cash expense for the assignment of certain intellectual property rights in the prior year period.

General and administrative expenses. General and administrative expenses were $11.7 million and $9.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $2.4 million was due primarily to a $2.1 million increase in personnel costs resulting from increased headcount, inclusive of $1.2 million of non-cash stock-based compensation, and a $0.1 million increase in costs associated with being a public company.

Other income (expense). Other income (expense) was $0.1 million and $(0.3) million for the nine months ended September 30, 2016 and 2015, respectively. The change was primarily a result of decreased interest expense from lower commercial debt balance in the current period as compared to the same period in the prior year.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2016, we had an accumulated deficit of $203.4 million and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2016, we had cash, cash equivalents and available-for-sale short-term and long-term investments of $80.9 million. As discussed above, our IPO and related transactions resulted in net proceeds of $75.9 million. We believe that our existing cash, cash equivalents and available-for-sale investments as of September 30, 2016 will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Sources of Liquidity

From our inception through September 30, 2016, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

Debt Financing

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make equal payments of principal and interest which are due through the maturity date of June 1, 2017. The interest rate is a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. The final payment due in June 2017 includes an additional fee of $0.5 million. The SVB Loan is collateralized by all of our assets, other than our intellectual property, and contains customary affirmative and negative covenants, reporting requirements and events of default. As of September 30, 2016, we have no available credit under the SVB Loan.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(41,166)	$(26,962)
Investing activities	24,925	(75,898)
Financing activities	(2,452)	149,014
Net increase (decrease) in cash and cash equivalents	$(18,693)	$46,154

Operating activities. Net cash used in operating activities was $41.2 million and $27.0 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The difference between net cash used in operating activities and our net loss during the nine months ended September 30, 2016 primarily related to non-cash charges including: $0.7 million for depreciation and amortization, $3.9 million for stock-based compensation and $0.8 million of cash used by changes in our prepaid expenses and other assets and accounts payable and accrued expenses accounts. The difference between net cash used in operating activities and our net loss during the nine months ended September 30, 2015 primarily related to non-cash charges including: $0.6 million for depreciation and amortization and $2.5 million for stock-based compensation, $1.4 million for the issuance of common stock for the purchase of technology from TSRI offset by $0.5 million of cash used by changes in operating prepaid expenses and other assets, accounts payable and accrued expenses accounts.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2016 was primarily due to the purchases of $26.2 million of investment securities, consisting primarily of money market funds, corporate debt securities, asset-backed securities, United States Treasury securities and commercial paper, and $0.6 million of property and equipment offset by maturity of $51.7 million of investment securities. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily due to the purchase of $99.4 million of investment securities, consisting primarily of money market funds, corporate debt securities, asset-backed securities, and commercial paper and $0.5 million of property and equipment offset by maturity of $24.1 million of investment securities.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2016 was $2.5 million and consisted primarily of principal payments on the SVB Loan. Net cash provided by financing activities for the nine months ended September 30, 2015 was $149.0 million and consisted of $75.6 million of proceeds from the issuance of Series E redeemable convertible preferred stock and $77.2 million of net proceeds from the IPO net of offering costs paid in the period, offset by $2.4 million of principal payments on the SVB Loan and $2.0 million repayment of convertible debt and related accrued interest.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance Resolaris in clinical development, continue our research and development activities with respect to iMod.Fc and other potential Physiocrine-based therapeutics, and seek marketing approval for Resolaris and other product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials of Resolaris;
•	the scope, progress, results and costs of preclinical development and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our ability to establish and maintain collaborations or strategic partnerships on favorable terms, if at all;
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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and product purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts. Our contractual obligations have not materially changed outside the ordinary course of our business during the nine months ended September 30, 2016, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash and cash equivalents, and available-for-sale investments totaling of $80.9 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2015, the increase would not have had a material effect on the fair market value of our portfolio.

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

Foreign Currency Exchange Risk

We incur expenses, including for CROs and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling and Euro. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. Recently, the Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to the Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, manufacturing, clinical trial, and other research and development and administration costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

We have concentrated our research and development efforts on Physiocrine biology, a new area of biology, and our future success is highly dependent on the successful development of Physiocrine-based product candidates, including Resolaris, iMod.Fc and additional product candidates arising from the Resokine pathway or other pathways. Physiocrine-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, Physiocrines represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of Physiocrines and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The Physiocrines that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield Physiocrine-based therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from non-clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with rare genetic myopathies with an immune component, or RMICs, which forms the basis for our clinical trials of Resolaris in FSHD and limb-girdle muscular dystrophy 2B, or LGMD2B, nor have we evaluated the activity of the Resokine pathway in patients with interstitial lung disease, or ILD. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations in RMICs or rare pulmonary diseases with an immune component, or RPICs. In addition, our classification of diseases based on the existence of immune cell invasion (RMICs and RPICs) and our hypothesis that these represent potential indications for Resolaris and iMod.Fc may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immuno-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of Resolaris, iMod.Fc or other product candidates that we may develop will adversely affect our business, prospects, financial condition and results of operations.

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

Our initial clinical focus is on the development of Physiocrine-based therapeutics for the treatment of rare diseases, including FSHD and LGMD2B, where patients may benefit from the activation of immuno-modulatory pathways. There are currently no approved treatments for FSHD or LGMD2B. As a result, the design and conduct of clinical trials for these indications are subject to increased risk, and we may experience setbacks with our ongoing or planned clinical trials for Resolaris or other product candidates that we may develop because of the limited clinical experience in our target indications. In particular, regulatory authorities in the United States and European Union have not issued definitive guidance as to how to measure and achieve efficacy. In addition, the protocols for our Phase 1b/2 clinical trials of Resolaris in patients with FSHD or LGMD2B include the use of magnetic resonance imaging, or MRI, data as a measure of potential immuno-modulatory effects of Resolaris in diseased muscle tissue. Regulators have not yet determined that such data in FSHD or LGMD2B patients signifies a clinically meaningful result or can support regulatory approvals. In later stage trials, we may not achieve a pre-specified endpoint with statistical significance in our planned clinical trials of Resolaris in this indication or in other indications where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the chance of obtaining marketing approval for Resolaris. Additionally, it is difficult to establish clinically relevant endpoints for some of these indications because it may take a long time before any therapeutic effects of a drug can be observed.

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

Any delay in or inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including recent changes in our contract manufacturer, production capacity and manufacturing cell line), we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity and successfully commercialize our product candidates and may harm our business and results of operations.

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

A key element of our strategy is to leverage our discovery engine to identify tRNA synthetases that exhibit activity in physiological disease pathways of interest, and to develop purified forms of these proteins that are suitable for therapeutic application. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating rare or more common diseases. Our research programs may initially show promise in identifying potential product candidates, including iMod.Fc, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Resolaris and any other clinical trials that we may conduct for our product candidates is critical to our success. In particular, each of the conditions for which we currently plan to evaluate Resolaris is a rare disease with limited patient pools from which to draw for clinical trials. For example, while estimates of FSHD prevalence vary, studies exploring the topic have identified average prevalence rates of approximately one in 17,000. Applying this rate to the U.S. population, as of November 1, 2014, yields a domestic FSHD population of approximately 19,000. In addition, we estimate that LGMD affects an estimated 16,000 patients in the U.S., approximately 3,000 of whom have LGMD2B. The eligibility criteria for our clinical trials, such as the requirement of at least one skeletal muscle in the legs identified by MRI as STIR positive for enrollment in our ongoing Phase 1b/2 clinical trials of Resolaris in adult patients with FSHD or the requirement for onset of symptoms before the age of 10 in our Phase 1b/2 clinical trial of Resolaris in patients with early onset FSHD, may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates or limitations required by trial protocols.

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

The FDA and the European Commission have granted orphan drug designation to Resolaris for the treatment of FSHD. We have applied for orphan drug designation for Resolaris for the treatment of LGMD2B in the United States and may also apply for orphan drug designation in other territories and for other indications and product candidates. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. To date, we have been granted orphan drug designation for only one product candidate in the United States and the European Union. We cannot assure you that we will be able to obtain orphan drug designation, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

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

In October 2016, the FDA granted Resolaris a fast track designation for the treatment of FSHD. We may also seek, from time to time, breakthrough therapy or fast track designation for Resolaris for other indications and for any other product candidates that we may develop, although we may elect not to do so. A breakthrough therapy program is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track program is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for Resolaris for the treatment of FHSD, or even if we receive breakthrough therapy or fast track designation of other indications or for our other product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $45.3 million and $31.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $203.4 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of Resolaris, our lead product candidate, or any other product candidates that we may develop, including iMod.Fc;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, Resolaris and any other product candidates that we may develop. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

•

launching and commercializing product candidates for which we obtain regulatory approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

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

As of September 30, 2016, our cash, cash equivalents and available-for-sale investments were approximately $80.9 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

In any event, we will require additional capital to complete additional clinical trials, including larger, pivotal clinical trials, to obtain regulatory approval for, and to commercialize, our product candidates, and we may collaborate with other companies or organizations in order to do so. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, require us to relinquish rights to our technologies or product candidates on terms unfavorable to us and divert management’s attention from our product development activities.

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may seek funds through arrangements with collaborative partners or otherwise at an earlier stage than desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Risks related to our reliance on third parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, research and preclinical and clinical testing with respect to our product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for Resolaris and any other product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable study plan and protocols and cGCPs so long as we continue to develop and commercialize on our own.

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

We currently rely on a single manufacturer for bulk drug substance for Resolaris for our projected needs for ongoing and anticipated pivotal clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this manufacturer for larger scale commercial manufacturing. We do not have long-term contracts with our manufacturers, and our manufacturers may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our manufacturers may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our manufacturers fail to meet contractual requirements, and we are unable to secure one or more replacement manufacturers capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative manufacturers, transfer manufacturing procedures to these alternative manufacturers, and demonstrate comparability of material produced by such new manufacturers. New manufacturers of any product would be required to comply with applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

If we enter into arrangements or collaborations with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We are engaged in the development of medicines for severe, rare diseases, which is a competitive and rapidly changing field. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. We expect to compete with various companies, academic institutions and other organizations that have products in development for some of our target RMIC indications. For example, although there are currently no approved products for the treatment of FSHD, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it intends to initiate a Phase 2 trial in the fourth quarter of 2016. In addition, Facio Therapies, Novogen, Fulcrum Therapeutics, Ultragenyx Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc. are developing chemical compounds that may repress one of the causal genes responsible for FSHD. While the limb-girdle muscular dystrophies are comprised of over 20 rare genetically-defined myopathies, we are unaware of any companies with programs specific to LGMD2B. We may also face competition from numerous companies in the field of RPICs, including several companies that currently market Esbriet (pirfenidone) and Ofev (nintedanib), both of which were approved by the FDA for the treatment of ILD in October 2014. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “under water” options are less useful as a motivation and retention tool for our existing employees. Further, our employees’ ability to exercise those options and sell their stock in the public market may result in an increased turnover rate.

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.

We currently conduct research activities through our majority-owned Hong Kong subsidiary, Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology and maintain a representative office for this subsidiary in China. Additionally, we are currently conducting our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B in the European Union. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including:

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

We may need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As we continue our ongoing Phase 1b/2 clinical trials of Resolaris, prepare for additional clinical trials of Resolaris and iMod.Fc and expand our other clinical development activities, as well as continue our operations as a public company, we may increase our full-time employee base and hire more consultants and contractors. In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris and the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. For example, in the recent U.K. referendum on its membership in the European Union resulted in a vote in favor of leaving the European Union (commonly referred to as “Brexit”), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by contract manufacturing organizations at various locations in the United States. We currently anticipate that if Resolaris receives marketing approval, commercial production may take place in the United States and/or the United Kingdom. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As of November 7, 2016, based on the latest information publicly available to us, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 60.0% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. Further, we intend to file a registration statement on Form S-8 to register the shares of common stock underlying the options to purchase up to 300,000 shares of our common stock that have been granted or may be granted as inducement grants prior to the time at which such options become exercisable. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2016, in connection with the employment of our Senior Vice President, Research, Dr. David J. King, we issued to Dr. King a non-qualified option to purchase 145,000 shares of our common stock at an exercise price of $3.29 per share. This option will vest over a period of four (4) years, with 25% vesting on the one year anniversary of the grant date and the remaining 75% vesting on the a monthly basis over three years thereafter, subject to Dr. King’s continuous employment through each vesting date. This option was an inducement grant issued outside the 2015 Stock Plan in accordance with NASDAQ Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: November 14, 2016	By:	/s/ John D. Mendlein
John D. Mendlein, Ph.D. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Vice President, Finance (Principal Financial and Accounting Officer)

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on September 18, 2007	S-1	333-203272	4.2	April 6, 2015
4.3	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
10.1#	aTyr Pharma, Inc. Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
# Indicates a management contract or compensatory plan, contract or arrangement.