Form 10-K
period 2016-12-31
aTYR PHARMA INC
filed 2017-03-16
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $37,197,028 based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $2.78 per share on June 30, 2016. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 8, 2017 was 23,748,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

We own various U.S. federal trademark applications and unregistered trademarks, including our company name, Resolaris™ and Stalaris™. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the symbols ® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the success, cost and timing of our clinical trials, including our ongoing Phase 1b/2 trials of Resolaris and planned clinical trials for Stalaris, and whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals;

•	the likelihood and timing of regulatory approvals for Resolaris, Stalaris and any of our other product candidates;
•	our ability to identify and discover additional product candidates;
•	whether our existing capital resources will be sufficient to enable us to complete any particular portion of our planned clinical development of Resolaris, Stalaris and other product candidates;
•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•

performance of third-party service providers and independent contractors upon whom we rely to conduct our clinical trials and to manufacture our product candidates or certain components of our product candidates;

•	our ability to develop sales and marketing capabilities or to enter into strategic partnerships to develop and commercialize Resolaris, Stalaris or any of our other product candidates;
•	the timing and success of the commercialization of Resolaris, Stalaris or any of our other product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•	regulatory developments in the United States and foreign countries;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific, medical or management personnel; and
•	other risks and uncertainties, including those described under Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We engage in the discovery and clinical development of innovative medicines for patients suffering from severe, rare diseases using our knowledge of Physiocrine biology, a newly discovered set of physiological pathways.  Through our research efforts, we believe that Physiocrines evolved over billions of years to promote homeostasis in complex organisms.  We have evidence to support that some of these proteins evolved to govern and orchestrate the mammalian immune system. We believe immune imbalance is underappreciated in many disease types and may ultimately be responsible for much of the pathophysiology associated with a number of important genetic and immunology based diseases.

By focusing on immune pathways in disease, we believe our therapeutic candidates have the potential to restore patients to a healthier state, achieve homeostatic balance and ultimately lead to improved clinical outcomes. To date, our discovery efforts have generated three immunology-based investigational innovative therapeutic programs in three different therapeutic areas:

•

Resolaris:  We internally discovered and developed Resolaris, our first Physiocrine-based therapeutic candidate, based on a protein naturally secreted from muscle that acts on T-cells at the tissue level to promote healthier muscle. We believe this may translate into an innovative therapeutic for rare genetic myopathies with an immune component (e.g. T-cells in the patients’ muscle), including limb-girdle muscular dystrophy (LGMD), facioscapulohumeral muscular dystrophy (FSHD), and Duchenne muscular dystrophy (DMD).  Resolaris also represents an example of our first therapeutic modality - natural protein therapy – adding back a pathway that is insufficiently produced by the human body to counteract disease.

•

Stalaris:  Our scientists successfully engineered the first fusion protein with a Physiocrine, Stalaris, to provide designed properties to enhance the immuno-modulatory aspects of a Physiocrine in vivo. We plan to develop Stalaris as a potential therapeutic for patients with rare pulmonary diseases with an immune component, including interstitial lung disease. This fusion protein, which utilizes the Fc region of an antibody, also potentially represents a novel Fc-Physiocrine platform for future Physiocrine-based therapies.

•

Project ORCA:  Our third program, represents a third therapeutic modality distinct from Resolaris or Stalaris.  It also diversifies our pipeline by addressing severe diseases in a therapeutic area that differs from those of our first two programs.  We use code name “Project ORCA” for this preclinical research program.

We believe therapies that can harness the power of the immune system represent an important frontier of transformational medicines. All of our current programs focus on modulating the immune system in an effort to create better clinical outcomes for patients. Our preclinical work increases our confidence that certain Physiocrines can be used to modulate immune cell activity, especially activated T-cells. Based on our clinical results to date, we believe Resolaris has a favorable safety and tolerability profile with no observed signs of general immunosuppression, which could give Resolaris a competitive advantage over current immunosuppressive agents (e.g. steroids). We have also observed promising signals of clinical activity in patients treated with Resolaris in our clinical studies, including improved muscle strength in certain patients, which we find encouraging to our therapeutic hypothesis.

Discoveries of new physiological pathways have been responsible for profound advancements in the field of medicine resulting in better patient outcomes and disruptive advantages for the industry’s therapeutic development pipeline. Such discoveries include homeostatic pathways, which gave rise to agonists such as insulin and erythropoietin, as well as antagonists to the tumor necrosis factor (TNF), the vascular endothelial growth factor (VEGF), and the complement pathways.

Our expansive Physiocrine patent estate provides us with potential product protection as we pioneer this new and important area of human biology. To protect our industry unique pipeline based on our proprietary new biology, we have built an intellectual property estate comprising over 175 issued patents or allowed patent applications that are owned or exclusively licensed by us, including over 300 potential Physiocrine-based protein compositions. We believe it is in the best interest of our stakeholders, including patients, caregivers, and our stockholders, to advance one or more of our three current programs based on Physiocrine biology with the expertise of or funding from appropriate strategic partners.

Strategy

We aim to capitalize on Physiocrine biology to develop novel, first-in-class medicines with industry unique mechanisms to treat patients with severe, rare diseases where immunology is important to the disease process. Key elements of our strategy include the following:

•

Leverage our leadership position in new pathways in immunology based on Physiocrine biology. As we continue to research and identify programs based on our understanding of immunology and Physiocrine biology, we are unraveling the depth of this new biology in relation to T-cells and the molecular basis for orchestrating T-cells and other immune cell activity.

•	Build a diverse biologics platform in immunology. We continue to deepen our expertise in protein production and develop biologic programs in three therapeutic modalities:
1.	Physiocrine natural protein therapy, as exemplified by Resolaris;
2.	Fc- Physiocrine fusion protein therapy, as exemplified by Stalaris; and
3.	A third therapeutic modality, in preclinical development, as exemplified by Project ORCA.
•

Utilize our expertise in industry unique mechanisms and build our pipeline. With our therapeutically diverse pipeline, we can follow the science to create maximum value for the benefit of patients and may parlay different programs in business relationships to enable a diversity of commercialization channels, as well as potentially provide additional funding opportunities to partners outside of equity financings.

•

Expand upon our knowledge and clinical experience with the Resokine pathway to address severe conditions characterized by immune imbalance. With Resolaris and Stalaris, we intend to target patients across diseases of different etiology with the commonality of immune imbalance at the level of the tissue. We believe that a protein therapeutic that promotes homeostasis without immunosuppression would have a unique and valuable competitive advantage across multiple disease settings.

•

Leverage our exclusive worldwide commercial rights to our product candidates to form meaningful strategic partnerships to enhance our future development and commercial efforts. We aim to independently develop and commercialize our product candidates in areas that create value while balancing resource considerations. In parallel, we will pursue and evaluate, and may selectively form business relationships, to strategically accelerate and advance our programs through the expertise of or funding from the appropriate partners.

•

Expand our intellectual property position in Physiocrine biology. We intend to leverage our leadership position in this field to broaden our intellectual property positions in both the programs we advance and programs in development.

•

Build a world class organization oriented to patients and focused on rigorous scientific, clinical and industrial advancements.  We continue to assemble a world class team with industry-recognized expertise in biology, medicine and the commercialization of innovative and important therapeutics. We intend to expand our relationships with key opinion leaders, patient advocacy groups and other business partners, and to solicit input from payors and others in the healthcare industry, to identify and develop our product opportunities and to design our development programs in order to maximize the availability of our product candidates to patients.

Harnessing the Power of Immunology with Physiocrine Biology

Overview

Physiocrines are proteins derived from the extracellular signaling regions or alternatively spliced variants of tRNA synthetases that modulate a range of cellular activities to maintain homeostasis. The term Physiocrines; physio for life and crine for specific activity, includes tRNA synthetase gene derived proteins which mediate nontranslational, extracellular functions. tRNA synthetases were once generally thought to only play a role in protein synthesis by catalyzing the aminoacylation of tRNAs to their respective amino acids. In 1999, Paul Schimmel, Ph.D. and colleagues discovered that a protein derived from one of the genes for tRNA synthetases could act as an extracellular modulator of angiogenesis. Since then, we and other researchers have verified that tRNA synthetase gene products may have a number of functional roles outside of protein synthesis mediated by extracellular signaling regions and multiple splice variants of aminoacyl tRNA synthetases. Those functional roles include immune modulation.

aTyr Pharma was founded based on the therapeutic potential of these extracellular regions of tRNA synthetases to restore health to tissues out of balance.

For over four billion years, the core function and structure of tRNA synthetases for protein synthesis remain primarily unchanged in most organisms. However, as organisms became more complex, changes in DNA sequences appeared in tRNA synthetase genes.  These DNA mutations resulted in additional protein domains that are predicted to have important functions outside of protein synthesis. When released, we reason Physiocrines exert homeostatic and developmental control in many cell types, tissues, and organs and have been shown to play a role in regulation of glucose metabolism, organogenesis, angiogenesis, inflammation, cell death, stress responses that may lead to tumorigenesis, modulation of the immune response, mammalian target of rapamycin (mTOR) signalling, as well as interferon gamma (IFN-γ) and p53 signalling.

The Promise of Physiocrine-Based Medicines in Promoting Homeostasis

Homeostasis, or the coordinated regulation of tissues within the body, enables overall health and survival of an organism.  For the complicated lives of multicellular organisms that have multiple organ systems, homeostasis represents a primal set of processes to enable life and combat damage and disease. Disruption of homeostasis can lead to disease and death. The concept of homeostasis was first described in 1865 by the French physiologist Claude Bernard, and Walter Cannon later coined the term. In the 150 years since this discovery, many proteins associated with homeostatic pathways have been discovered, ranging from insulin to erythropoietin.

Using our knowledge of bioinformatics, sequencing, proteomics and structural biology, we identified Physiocrines, a novel class of proteins that are present as biologically active signaling proteins derived from tRNA synthetase genes, an ancient gene family. We believe that Physiocrines are involved in orchestrating homeostatic activities to help the body restore diseased or damaged tissue to a healthier state. We observed that certain Physiocrines exhibit previously undescribed extracellular activities that are involved in restoring and regulating tissues to promote health. We believe that physiological perturbations, such as stress or changes in physiological state, alter or induce the release of Physiocrines from cells or platelets in the human body.

We expressed and purified over 200 Physiocrine regions across the family of 20 tRNA synthetase genes and evaluated these purified Physiocrines in numerous cell-based assays to determine their activity in several important human physiological pathways. Some of the data were published in July 2014 in Science, with the data categorized according to important areas of biology. This research revealed that there are approximately 100 Physiocrines with demonstrated activity in various cell-based assays related to immunological pathways. The specific regulatory capability of Physiocrines makes this class of proteins potential candidates for multiple therapeutic applications including rare diseases with an immune component, auto-immune disorders, neuro-degeneration, fibrosis and oncology.

Understanding and Harnessing Immunology Systems with Physiocrine Biology

We focus on understanding immunological pathways, using our knowledge of Physiocrine biology, to develop therapies for severe disease where we can achieve a transformative impact on a patient’s life. We selected immunology as our initial area of focus for the following reasons:

•	We believe immunology plays a significant role in most diseases, including rare genetic diseases;
•	A number of Physiocrines have been shown to be differentially expressed by cells important for immune function;
•	A large number of Physiocrine pathways appear to relate to immunology;
•	Approximately 100 Physiocrines have demonstrated activity in various cell-based assays related to immunological pathways; and
•	Potential therapeutic applications include rare diseases with an immune component, auto-immune disorders, neuro-degeneration, fibrosis and oncology.

We focus on modulators of immune processes for indications that represent severe, rare diseases, particularly genetically based diseases, because:

•	Our scientific understanding of Physiocrines as potential immuno-modulators that intersected with multiple rare diseases;
•	Patients with rare genetic diseases often face challenges related to the responses of their immune system to changes in tissues that are caused by their genetic mutations; and
•	Pathological immuno-phenotypes in rare diseases present an opportunity for us to therapeutically intervene with greater impact.

Advantages of Physiocrine-Based Therapeutics

We believe that Physiocrines modulate the immune system and control or reduce tissue damage while maintaining the immune system’s activity against exogenous pathogen based insults, and may possess the following advantages over most current immunological based drugs:

•

As proteins designed by nature to control the immune system, Physiocrines may provide a unique mechanism to improve patient outcomes through their activity in either a single pathway or multiple pathways;

•	Physiocrines possess the potential to control the immune system across multiple pathways at the level of an immune cell, rather than lowering the levels of a single immune protein;
•	Physiocrines may potentially act as agonists at the level of the immune cell to reduce pro-inflammatory effects and induce resolution of inappropriate immune activity or inflammation;
•	The therapeutic effects of Physiocrines may persist even after the Physiocrines have been cleared from circulation; and
•

Resolaris, our first Physiocrine-based therapeutic candidate, has not demonstrated signs of general immunosuppression in the clinic, which represents a potential competitive advantage as compared to other immune agents that are often broadly immunosuppressive.

The Resokine Pathway – Modulating the Immune System

Overview of the Resokine Pathway

Our scientists were the first to discover the Resokine pathway (reso for restoring tissue health and kine for activity related to cytokines), an extracellular pathway involving human skeletal muscle tissue and arising from the activity of various regions of the protein histidine aminoacyl tRNA synthetase (HARS) encoded by its gene. We believe the Resokine pathway (i) is a homeostatic pathway that controls the set point of T-cells in the immune system to ensure appropriate control of immune responses, and (ii) may play an important role in muscle and lung health. We believe the Resokine pathway is characterized by:

•	A series of Physiocrine proteins arising from a single gene, HARS;
•	Balancing of the immune responses to promote homeostasis; and
•	Disruptions or insufficiencies in the Resokine pathway in relation to disease perturbations at the level of the tissue lead to inappropriate immune responses contributing to disease.

Identification of the Resokine Pathway through In Vivo Screening Approaches

Our scientists discovered the Resokine pathway in human skeletal muscle using our in vivo screening systems in models of severe inflammation, combined with our knowledge of the effects of antibody binding to a specific tRNA synthetase in a population of patients with a particular rare myopathy and interstitial lung disease (ILD). The Resokine pathway encompasses physiological activities, including potential immuno-modulatory and other muscle health activities, arising from various Physiocrine regions of HARS.  Animal studies and human pathophysiological data have shown that antibody-based blockade of the Resokine pathway may lead to muscle tissue deterioration and immune cell invasion.

First Demonstration of a Splice Variant of HARS as an Immuno-modulator

We conducted in vivo screening activities of a splice variant from HARS, which we refer to as the immuno-modulatory domain or iMod domain, that we identified in our deep sequencing studies. For our studies of the iMod domain, we selected a rodent model of severe immune cell activity or inflammation induced by the administration of trinitrobenzene sulfonic acid, or TNBS, in which the inflammation is thought to be driven by excessive T-cell involvement in the gut, leading to the death of the study animals. Animals administered the iMod domain survived longer than those given either the vehicle control phosphate buffer solution, or PBS, or an approved drug control (Budesonide) (p<0.01), demonstrating the potential activity of the iMod domain as an immuno-modulator of excessive T-cell involvement.

Mechanism of Action

The Resokine pathway includes interactions with activated T-cells. Our scientists continue to elucidate the role of the Resokine pathway in affecting the level of activation of T-cells stimulated by CD3 and CD28. Our first two product candidates, Resolaris and Stalaris, harness the Resokine pathway and interact with T-cells to ‘place a brake’ on T-cell activation.

In vitro T-cell modulation experiments have demonstrated that at 100 pM Resolaris results in significant reduction of T-cell activation as shown by reduced expression of T-cell activation markers. Resolaris appears to work on activated T-cells by conferring characteristics closer to that of resting T-cells.

On the Left: CD4+ T-cells. 24 hour stimulation with anti-CD3/CD28 antibodies in the presence of vehicle.

On the Right:  CD4+ T-cells. 24 hour stimulated with anti-CD3/CD28 antibodies in the presence of Resolaris.

Evidence of the Role of the Resokine Pathway in Rare Muscle and Lung Diseases

In 1983, Matthews and Bernstein published in Nature the observation that patients with a rare myopathy possessed antibodies to a single tRNA synthetase, HARS. Since then, it has been observed that patients with auto-antibodies to HARS (but not antibodies to the other 19 tRNA synthetases in the same patients) can develop both a debilitating myopathy characterized by weakness and skeletal muscle loss, as well ILD, both of which are characterized by T-cell invasion into diseased tissues. Numerous research laboratories have verified the existence of human anti-HARS antibodies, also known as Jo-1 antibodies, as one of the manifestations of the auto-immune disease, anti-synthetase syndrome.

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

Product Development Programs

Our Industry Unique Pipeline—A New Set of Potential Treatment Mechanisms for Patients

We believe that, as the first and only company engaged in the clinical development of therapeutics based on Physiocrine biology, we are positioned to develop and commercialize a pipeline based on a novel class of protein therapeutics that modulate important physiological processes. These agents are protected by intellectual property rights that we own or exclusively license.  Below are summaries of our product development pipeline:

Programs	Development Status	Therapeutic Area
Resolaris	Phase 1b/2	Limb-Girdle Muscular Dystrophy (LGMD)
	Phase 1b/2	Early Onset Facioscapulohumeral Muscular Dystrophy
	Phase 1b/2	Facioscapulohumeral Muscular Dystrophy (FSHD)
	Under Evaluation	Duchenne Muscular Dystrophy (DMD)
Stalaris	Phase 1 in 2H 2017	Interstitial Lung Disease with an Immune Component
Project ORCA	Preclinical	3rd Therapeutic Area

Resolaris – Natural Protein Therapy Candidate

Overview

We created Resolaris to serve as a potentially first-in-class intravenous protein therapeutic for the treatment of rare myopathies with an immune component. We derived Resolaris from a naturally occurring protein, HARS, which we believe possesses the potential to reset the immune system in diseased tissue to a more normal state without general immunosuppression. Resolaris is released in vitro by human skeletal muscle cells. Resolaris may provide therapeutic benefit to patients in rare myopathy indications characterized by excessive immune cell involvement, particularly a type of T-cell known as CD8-T-cells, and macrophages. Immune cell invasion can cause and exacerbate muscle damage and stress. For example, CD8-T-cells have been observed to contribute to muscle damage by the release of proteins that destroy or damage skeletal muscle cells.

Resolaris

Wild-type human histidyl-tRNA synthetase (HARS) slightly truncated

To date, we have focused our clinical development of Resolaris on two broad types of rare genetic myopathies: FSHD and LGMD. DMD is another example of a rare myopathy with an immune component which might warrant clinical investigation.  These particular myopathies represent several distinct, genetic sub-type indications that we believe Resolaris has the potential to treat. In each of these indications, skeletal muscle tissue exhibits dysfunction and becomes subject to immune cell invasion, which contributes to loss of function and deterioration of muscle tissue. These patients generally present with three common characteristics:

•	expression of aberrant protein (in case of genetically based rare myopathies);
•	immune cell invasion; and
•	muscle cell damage and deterioration.

The Role of Immuno-Modulation in Rare Genetic Myopathies with an Immune Component

In normal muscle, muscle mass and function require a balance between muscle cell stress and damage and muscle cell regeneration and growth. The immune system helps maintain this balance by “cleaning up” damaged muscle cells after muscle damage and during the healing process. In rare myopathies, the balance is tipped to favor chronic pathophysiological muscle deterioration and persistent immune cell invasion. In genetically based rare myopathies, aberrant protein expression often occurs, as in the case of FSHD, LGMD, and DMD patients. In vivo rodent models of skeletal muscle deterioration and immune cell invasion have shown that Resolaris can combat both immune cell invasion into the muscle as well as muscle deterioration.

We intend to harness the body’s power to restore skeletal muscle after stress or damage in the development of Resolaris for rare myopathy patients who have limited or no approved treatment options. Resolaris may offer a potential multi-pharmacologic therapeutic, synergistically modulating multiple pathways important to muscle health.

About Limb Girdle Muscular Dystrophy (LGMD)

LGMD refers to a group of rare genetic myopathies, of which there are more than 20 different subtypes, none with approved therapies. These myopathies are uniformly progressive and characterized predominantly by proximal weakness affecting the pelvic and shoulder girdles and usually sparing the face.

LGMD2B, a recessively inherited LGMD, is often termed dysferlinopathy, given that the causative mutations reside within the dysferlin gene. Patients experience progressive debilitating muscle weakness and atrophy as well as immune cell invasion in the skeletal muscle. There are multiple lines of evidence supporting a prominent role of inflammation in the pathophysiology of LGMD2B. Patients with LGMD2B possess a dysregulated immune response, including immune cell infiltration into affected muscle, increased expression of pro-inflammatory cytokines and altered cellular responses.

Based on a prevalence rate of 1:20,000, we estimate that LGMD affects an estimated 16,000 patients in the U.S., approximately 3,000 of whom have LGMD2B.

The FDA granted Resolaris (ATYR1940) fast track designation for the treatment of LGMD2B and orphan drug designation for the treatment of LGMD.  The European Commission also granted orphan medicinal product designation for Resolaris (ATYR1940) for the treatment of LGMD.

About Facioscapulohumeral Muscular Dystrophy (FSHD)

FSHD is a rare genetic myopathy affecting an estimated 19,000 people in the United States for which there are no approved treatments. It is caused by a toxic gain of function in the DUX4 gene. The primary clinical phenotype of FSHD is debilitating skeletal muscle deterioration and weakness. The symptoms of FSHD often appear early in the face, shoulder blades, upper arms, lower legs and trunk, and can affect certain muscles while adjacent muscles remain healthy. In addition to muscle weakness, FSHD patients often experience debilitating fatigue and chronic pain. The disease is typically diagnosed by the presence of a characteristic pattern of muscle weakness and other clinical symptoms, as well as through genetic testing.

While FSHD can manifest at any age, the onset of symptoms in many patients occurs before the age of 18.  We refer to this patient population as early onset FSHD.  Within the early onset population are individuals with symptom onset at less than five years of age, with progression in disease prior to age ten. These individuals have generally the most severe muscle symptoms and extra-muscular manifestations such as auditory deficits and retinal complications that may result in vision loss.  This sub-group of early onset patients are often referred to as having “infantile onset” FSHD. Estimates of prevalence vary; however, we believe the “infantile onset” FSHD population is approximately 1,000 in the U.S.

The FDA granted Resolaris (ATYR1940) fast track designation and orphan drug designation for the treatment of FSHD. The European Commission granted orphan medicinal product designation for Resolaris (ATYR1940) for the treatment of FSHD.

About Duchenne Muscular Dystrophy (DMD)

DMD is the most common fatal genetic disorder diagnosed in childhood, affecting approximately 1 in every 3,500 live male births (about 20,000 new cases each year worldwide). Because the Duchenne gene is found on the X-chromosome, it primarily affects boys across all races and cultures. DMD results in progressive loss of strength and is caused by a mutation in the gene that encodes for dystrophin. Because dystrophin is absent the muscle cells are easily damaged. The progressive muscle weakness leads to serious medical problems particularly issues related to the heart and lungs. Young men with DMD typically live into their late twenties. Although there are medical treatments that may help slow its progression, there is currently no cure for DMD in any of the over 50 genetic forms.

Recently, the FDA approved deflazacort, a steroid which acts as an immunosuppressive, for the treatment of DMD. DMD patients are characterized by immune dysregulation including increases in CD8 T-cell infiltration, macrophage infiltration, matrix metallopeptidase 9, tissue inhibitor of metalloproteinase-1, and tumor necrosis factor alpha. However, deflazacort also has negative effects on muscle cell biology. We believe a treatment that can modulate the immune system without causing immunosuppression and negative effects on muscle cell biology could potentially provide a benefit to these patients above and beyond standard of care.

We are currently evaluating DMD as a potential RMIC indication for future investigation with Resolaris.

Clinical Development

The following table summarizes our clinical trials to date:

Study ID / Status	Study Population	Number of Subjects	Phase	Study Design	Dosing Regimen	Dosing Duration
ATYR1940-C-001 (“001 Study”) Completed	Healthy Subjects	32	1	Placebo Controlled, Randomized (3:1), Single Ascending Dose Safety Study	Single dose of 0.1 mg/kg, 0.3 mg/kg, 1.0 mg/kg, 3.0 mg/kg	Single dose with six subjects in each of the four dose cohorts
ATYR1940-C-002 (“002 Study”) Completed	Adult FSHD	20	1b/2	Placebo Controlled, Randomized (3:1), Multiple Ascending Dose Safety Study	Weekly doses of 0.3 mg/kg (Cohort 1) Weekly doses of 1.0 mg/kg (Cohort 2) Weekly doses of 3.0 mg/kg (Cohort 3)	4 weeks (Cohorts 1 & 2) 12 weeks (Cohort 3)
ATYR1940-C-003 (“003 Study”) Enrollment closed	Early Onset FSHD	8	1b/2	Open-Label, Intra-Patient Dose Escalation Study	Weekly doses starting at 0.3 mg/kg with potential dose escalation up to 3.0 mg/kg	12 weeks Trial concluding in the first half of 2017
ATYR1940-C-004 (“004 Study”) Completed	LGMD2B and FSHD	18	1b/2	Open-Label, Intra-Patient Dose Escalation Study	Weekly and twice weekly doses starting at 0.3 mg/kg with potential dose escalation up to 1.0 mg/kg and 3.0 mg/kg	12 weeks
ATYR1940-C-005 (“005 Study”) Enrollment closed	Adult FSHD from 002 Study	9	1b/2	Open-Label Safety Extension Study	Weekly doses of 3.0 mg/kg	Trial concluding in the first half of 2017
ATYR1940-C-006 (“006 Study”) Enrollment closed	Adult LGMD2B, Adult FSHD, Early Onset FSHD from 003 & 004 Studies	8	1b/2	Open-Label Safety Extension Study	Weekly doses of 3.0 mg/kg	Trial concluding in the first half of 2017

The planning and design of our exploratory Phase 1b/2 trials were guided by principles related to safety and tolerability.  In particular, the trials were designed to evaluate the safety, tolerability, immunogenicity and pharmacokinetic (PK) profile of Resolaris in patients with adult FSHD, adult LGMD2B or early onset FSHD (as set forth in the table above).  In addition, the studies also evaluated certain clinical assessments and the utility of exploratory pharmacodynamic (PD) markers (including MRI measurements to quantitate areas of potential muscle inflammation).  The studies were not powered to demonstrate statistically significant evidence of therapeutic utility or a specific activity endpoint.

As part of clinical assessments in these studies, manual muscle testing (MMT), a validated assessment tool that measures muscle strength, was performed across 14 selected muscle groups at different time points in the study. Muscles are scored individually and a composite score is calculated. Progression of disease leads to lower scores and a negative change from baseline. Conversely, improvement in muscle function is indicated by higher scores and a positive change from baseline. In addition, a validated patient reported outcome measure designed specifically for neuromuscular disease, the individualized neuromuscular quality of life (INQoL) questionnaire, was utilized. FSHD and LGMD2B are progressive muscle diseases and we expect that an increase in disease burden would be reflected in decreased MMT and increased INQoL measurements over time.

Adult Patients with LGMD2B

Composite MMT scores increased over the course of the three month 004 Study for 78% of the LGMD2B patients (seven of nine). One patient could not complete the full MMT assessments at baseline and therefore the patient’s scores were not recorded. Overall, the LGMD2B patients had a mean increase of MMT scores from baseline of 6.2%.  Overall INQoL scores were relatively stable with approximately equal proportions of patients with decreases in disease burden compared to increases in disease burden.

Percentage Change From Baseline to Week 14 in Manual Muscle Test Composite Score by Patient (n=9*):

Patients with Early Onset FSHD

We are conducting an international, multi-center, open-label, intra-patient, placebo run-in, dose escalation Phase 1b/2 clinical trial (003 Study) designed to evaluate the safety, tolerability, immunogenicity and exploratory assessments of clinical activity of Resolaris at weekly doses of 0.3, 1.0 and 3.0 mg/kg in patients with early onset FSHD for a total of 12 weeks.

We have completed the first stage of this trial and expect to announce top-line results and conclude the trial in the second quarter of 2017.

An interim data review was conducted for the first four early-onset FSHD patients that completed treatment with Resolaris (age range of 16 to 20). Patient’s INQoL scores were relatively stable with two patients demonstrating slight decreases in disease burden and one patient with an increase. The fourth patient did not have a baseline INQoL assessment and was excluded from the analysis. Muscle strength, as noted by MMT scores, increased over the course of the three month trial for 75% of the early onset patients (three of four). Overall, the early onset FSHD patients had a mean increase of MMT scores from baseline of 6.7%.

Adult Patients with FSHD

We have conducted four trials which included adult FSHD patients, including our 002 Study, an international Phase 1b/2 placebo-controlled clinical trial; our 004 Study, an international Phase 1b/2 open-label, intra-patient, placebo run-in, dose escalation clinical trial, our 005 Study, a long-term safety extension clinical trial with patients rolling over from our 002 Study, and our 006 Study, a long-term safety extension clinical trial with patients rolling over from our 004 Study.

We announced data during 2016 from three separate clinical trials treating adult FSHD patients with Resolaris: our 002 Study, 004 Study and our 005 Study. While these were distinct trials under separate protocols and were not designed for comparability, based on data previously disclosed, an increase in MMT scores was observed in approximately 50% of patients across these three separate studies. In the placebo-controlled 002 trial, a trend in improvement in MMT scores for patients treated with Resolaris was observed compared with placebo patients, with a concentration of improved MMT scores in the upper limbs. For the eight FSHD patients in the 004 Study, the overall MMT scores were relatively stable with four of the eight patients presenting with a slight increase in their muscle strength.

In addition, disease burden, as measured by the INQoL assessment, was lower in a majority of FSHD patients treated with Resolaris across our three separate studies. Patients treated with Resolaris showed an improvement, as assessed by INQoL, compared with placebo, and we observed the greatest improvement in patients in Cohort 3 (3.0 mg/kg for 12 weeks) of the 002 Study, a placebo-controlled trial. Patients in Cohort 3 reported approximately 9.9% improvement in INQoL compared with approximately 15.6% worsening in the placebo group at week 14. Five out of the six patients dosed with Resolaris in Cohort 3 showed overall improvement in their INQoL score at week 14, versus zero out of two patients on placebo.

Biomarkers

A number of exploratory PD markers and clinical assessments were conducted to better understand their utility in FSHD and LGMD2B.  Various exploratory biomarkers (including targeted muscle T2 and STIR MRI and various plasma proteins) did not generally establish sufficiently high or consistent levels or robust signals across a sufficient number of patients to determine test article effects. Peripheral cell based biomarkers will be assessed in the future using one or more mechanistic assays currently under development for agonists of the Resokine pathway and T-cell activity. Future trials will be designed using one or more of these mechanistic assays, as well as the option to assess local immune components in skeletal muscle directly with biopsies. Targeted muscle T2/STIR MRI will not be prioritized as a biomarker in the near-term.

Long-Term Safety Extension Studies in Patients with Adult FSHD, Adult LGMD2B, and Early Onset FSHD (005 and 006 Studies)

These ongoing international, multi-center, open-label extension clinical trials are designed to assess the long-term safety, effects on biomarkers and systemic exposure of Resolaris in patients with adult FSHD, adult LGMD2B, and early onset FSHD from our 002, 003 and 004 Studies. Patients receive weekly doses of 3.0 mg/kg on an ongoing basis. We provided an update from the 005 Study in December 2016 and plan to provide an update from the 006 Study in the middle of 2017. We are currently in the process of concluding both of these studies as we believe the studies have met their objectives to evaluate the safety, tolerability and immunogenicity of Resolaris in patients from our 002, 003 and 004 Studies.

Safety and Tolerability Profile

Our early clinical development plan for Resolaris evaluated three rare genetic myopathies: adult FSHD, early onset FSHD, and LGMD2B where there is no therapeutic standard of care. This allowed us to collect important information related to the safety, tolerability and immunogenicity of our first Physiocrine in the clinic. Establishing a safety dossier in our Phase 1b/2 trials in treatment naïve patients was an important developmental milestone for us to achieve before evaluating whether to broaden our indication potential for Resolaris.

As of December 31, 2016, 44 patients and 24 healthy volunteers have received Resolaris across all trials for a total drug exposure of 191 months. In those trials, Resolaris was well tolerated in all doses tested, across various age groups, and with long-term exposure. No serious adverse events were reported by the study investigators. A low incidence of adverse events were reported in these trials and all adverse events were mild-to-moderate in intensity. There were no observed signs of general immunosuppressive effects which is consistent with a homeostatic pathway working at the tissue level.

A low level of anti-drug antibody assay signals were observed in these trials. These signals did not reach levels to trigger a neutralizing assay and did not result in clinical symptoms.

Protocol discontinuations in these studies were primarily driven by mild-to-moderate transient infusion related reactions and elevations in a sponsor defined Jo-1 antibody level threshold. Discontinuation criteria in these trials related to infusion rate reactions and elevations in Jo-1 antibodies were implemented with a conservative approach as we gained understanding of this first Physiocrine in the clinic.

Stalaris – First Engineered Fusion Protein of a Physiocrine

Overview

To leverage our knowledge of the Resokine pathway, our scientists established a discovery program conducting a series of protein engineering experiments in vivo to enhance the activity of the iMod domain. The goal of the program was to develop a potential therapeutic that would retain only the N-terminal immuno-modulatory and fibro-modulatory activities of Resokine while enabling enhanced activity in vivo using a different dosing regime.  Fc fusion proteins have been successfully commercialized previously by others to enhance exposure of a naturally occurring protein while enabling biological activity. We explored this approach by fusing the immunoglobulin Fc with one iMod domain, which can form a dimer. Enbrel, Orencia and Zaltrap are commercialized examples of immunoglobulin Fc fusion proteins.

Fc Fusion Platform

Our Fc fusion experiments have delineated how to enhance the exposure of the iMod domain of Resokine while maintaining activity and have provided insights into the immuno-modulatory activity of the iMod domain. Initial experiments have indicated that Fc fusion proteins can increase exposure and maintain iMod domain activity.  Our efforts in this research program have led to the selection of our second product candidate, Stalaris. This fusion protein potentially represents a novel Fc-Physiocrine platform for future Physiocrine-based therapies.

Currently we are producing our Stalaris molecules in E.coli by expression in inclusion bodies and refolding to recreate the native structure. This is in contrast to some other marketed Fc fusion therapeutics that are manufactured in Chinese hamster ovary (CHO) cells, although the FDA-approved commercial product Romiplostim (NPlate) is also expressed in E.coli and refolded. We are working with a third party manufacturer on the development and GMP manufacturing process for the production of Stalaris preclinical and clinical drug substance.

Interstitial Lung Diseases (ILDs) and the Role of Immunology

The Resokine pathway may play an important role in maintaining lung health. We believe the Resokine pathway plays a role in the regulation of tissue homeostasis with respect to immune cell invasion and residence, including in lung tissue. Jo-1 antibody patients often develop ILD, a pathophysiologic state that involves inflammation and fibrosis of the alveoli, distal airways and septal interstitium of the lungs, includes various patterns of lung pathology and is associated with markedly impaired lung function. We have observed that Jo-1 antibodies isolated from these patients bind to the iMod domain that we believe harbors immuno-modulatory activity.

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

ILD occurs in other settings such as rare genetic disorders, environmental exposures, as a side effect of certain therapeutics and as a manifestation of certain connective tissue disorders. Among these forms of ILD, we have identified several that result in severe and progressive lung disease and share immune-pathophysiology features that have the potential to be impacted by our demonstrated Stalaris activities. Examples of rare pulmonary diseases with an immune component include idiopathic non-specific interstitial pneumonias, idiopathic pulmonary fibrosis, lymphocytic interstitial pneumonia, bleomycin (the chemotherapeutic agent)-induced pulmonary fibrosis, and ILD in the setting of systemic sclerosis, or scleroderma, and sarcoidosis.

Preclinical Development

To test our hypothesis that augmenting the Resokine pathway with Stalaris has therapeutic potential in ILD, we have generated data in a mouse model of lung inflammation and pulmonary fibrosis. Stalaris has also shown promising therapeutic activity in this bleomycin-induced model (as set forth in the table below) which has been used previously in the development of therapeutics for different forms of ILD, including the drug pirfenidone, or Esbriet, which was approved by the FDA in October 2014 for the treatment of idiopathic pulmonary fibrosis. We noted that Stalaris administration attenuated the radiographic and histological manifestations of pathophysiology in this model when it was dosed therapeutically. These mouse Stalaris pharmacology data, along with data discussed above delineating our immuno-modulatory activity in other settings, provide preclinical evidence supporting our hypothesis that augmenting the Resokine pathway has therapeutic potential in ILD.

Bleomycin Rodent Model for Idiopathic Pulmonary Fibrosis (IPF):

Project ORCA - Third Biologics Program

Based on our knowledge of Physiocrine biology, we have established a third biologics program from our research efforts, code name “Project ORCA,” currently in preclinical development. Project ORCA represents a third therapeutic modality distinct from Resolaris or Stalaris.

Our Discovery Engine for Therapeutic Applications of Physiocrines in Immunology

We plan to leverage our discovery engine to identify other Physiocrine pathways of interest and select additional potential product candidates for preclinical and clinical investigation in a variety of disease settings. The engine that drives our discovery efforts is based on our scientific investigation of Physiocrine pathways and their proteins, coupled with a process of identifying disease indications that may benefit from a Physiocrine therapeutic. Through a combination of deep sequencing and bioinformatics panning, augmented by proteomic analysis, we have identified over 300 naturally occurring Physiocrines. We then expressed and purified over 200 of these Physiocrines. Our strategy for identifying function and potential indications begins with developing a series of phenotypic assays for in vitro and in vivo evaluations of function.

A key step in the discovery engine requires mining data from rare disease patients and linking this to the data generated in our phenotypic profiling experiments either in vitro or in vivo models of immunology. We believe our strategy of understanding Physiocrine function by using in vivo experiments early and often while using patient data to focus this in vivo exploration has been validated by our Resolaris, Stalaris and Project ORCA programs. Additionally, we believe our discovery engine can be applied to other members of the Physiocrine family to help identify additional indications that may benefit from therapeutic intervention with Physiocrines.

We believe the biology of Physiocrines presents a novel protein therapeutic development opportunity based on the modulation of important immunological pathways applicable to multiple diseases. This “pathway” approach or “physiology first” paradigm as we call it, which leverages the understanding of a basic physiological process, has been used successfully to create some of the most important therapeutics in such diverse areas as oncology and ophthalmology. Given the breadth of our discoveries, we currently focus on Physiocrine pathways related to immune and regeneration responses to explore for product candidates with rare disease applications.

Competition

The biotechnology and pharmaceutical industries are intensely competitive. We will face competition with respect to Resolaris and Stalaris and any other protein therapeutics we may develop or commercialize in the future from pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than any product candidate that we may develop.

Although we believe we are the only company engaged in the discovery and development of therapeutics based on Physiocrine pathways, we are aware of other companies that are developing products that could compete as treatments for our targeted indications, as described below.

In the area of rare myopathies with an immune component, we expect to face competition from a number of companies, academic institutions and other organizations, including Sarepta Therapeutics, PTC Therapeutics, Inc., Marathon Pharmaceuticals, Santhera Pharmaceuticals, Italfarmaco S.p.A, Summit Therapeutics, Catabasis Pharmaceuticals, Inc., FibroGen, Inc., F. Hoffmann-La Roche AG, Bristol Myers Squibb, Milo Biotechnology, LLC, Nobelpharma Co. Ltd., Pfizer, Inc., and Ultragenyx Pharmaceuticals, that are engaged in the clinical development of therapeutics to address muscle loss and muscle weakness in a variety of indications. More specifically, in the area of LGMD, we are aware of a number of academic institutions engaged in the clinical development of therapeutics, including Genethon, a not-for-profit research laboratory created by the Association Française contre les Myopathies, or French Muscular Dystrophy Association, which has completed an experimental Phase 1 clinical trial in LGMD2C using gene therapy; Nationwide Children’s Hospital, which is currently conducting a Phase 1/2a clinical trial of an AAV vector to transport the alpha-sarcoglycan gene into muscles in LGMD2D; and NeuroGen Brain and Spine Institute in India, which is currently conducting a Phase 1 clinical trial in an unspecified form of LGMD using stem cell therapy. In addition, Pfizer currently has a program Domagrozumab (PF-06252616) which is in Phase 1b/2 clinical trials for the treatment of LGMD2I as well as a Phase 2 program for DMD. In the area of FSHD, while there are currently no approved products for this disease, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it initiated a Phase 2 trial in the fourth quarter of 2016. In addition, Facio Therapies recently announced its plans to screen chemical libraries to identify chemical compounds that will boost the expression of proteins known to repress one of the causal genes responsible for FSHD. In the area of DMD, two therapies have been approved in the last 12 months: Exondys 51 from Sarepta and Emflaza from Marathon Pharmaceuticals. Marathon Pharmaceuticals and PTC Therapeutics, Inc. recently announced entering an asset purchase agreement whereby PTC Therapeutics, Inc. will acquire all rights to Emflaza. Exondys 51 is an antisense oligonucleotide indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. The approval is under accelerated approval based on an increase in dystrophin in skeletal muscle observed in some patients, but no clinical benefit has been established. Emflaza is a corticosteroid (deflazacort) indicated for the treatment of DMD in patients 5 years of age or older.

In the area of rare lung diseases with an immune component, notably ILD, we expect to face competition from pirfenidone, which is marketed by F. Hoffmann-La Roche AG, Shionogi Ltd. and Il Dong Pharmaceutical globally, as well as nintedanib, a small molecule tyrosine-kinase inhibitor marketed by Boehringer Ingelheim, both of which were approved by the FDA in October 2014. We are also aware of a number of companies engaged in the clinical development of therapeutics for lung diseases, including Astra Zeneca plc., Biogen Inc., Bristol-Myers Squibb, FibroGen, Inc., Asahi Kasei, Chiesi Farmaceutici S.p.A, Chugai, Promedior, Inc., Pliant Therapeutics, Inc. and Sanofi S.A.

Sales and Marketing

We intend, where strategically appropriate, to build the commercial infrastructure in the United States and Europe necessary to effectively support the commercialization of our product candidates, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. We may elect to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products in selected geographic locations or for particular indications.

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

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates for preclinical studies and clinical trials and intend to do so in the future. We do not own or operate manufacturing or testing facilities for the clinical or commercial production of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted development and manufacturing organizations, or CDMOs, and contract research organizations, or CROS, is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional resources early in development. Although we rely on CDMOs and CROs, we have personnel with extensive biologics development and manufacturing experience to oversee such CDMOs and CROs.

To date, our CDMOs and CROs have met our manufacturing requirements for clinical development and we expect that our current CDMOs and CROs are capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs.

Resolaris

Resolaris is expressed in recombinant bacteria, purified, formulated, filled and packaged for clinical use. For our Phase 1b/2 clinical trials conducted to date, the drug substance for Resolaris was manufactured in India by Syngene International Limited, or Syngene. We have a non-exclusive license to the host-cell line used to produce drug substance for Resolaris at Syngene. Resolaris drug product for such Phase 1b/2 clinical trials was manufactured by CDMOs in India and the United States.

To meet our projected needs for future clinical trials and larger scale commercial manufacturing, we are working with Fujifilm Diosynth Biotechnologies USA, Inc., or Fujifilm, and have completed the development, scale-up and GMP manufacturing process for the production of Resolaris drug substance. We have also successfully demonstrated comparability of the product manufactured at the different scales and sites. The host-cell line used to produce the drug substance for Resolaris at Fujifilm is in Fujifilm’s control.  We have an option to obtain a non-exclusive license for such host-cell line if we move production to another CDMO. The drug product process for Resolaris was also successfully scaled and transferred to a CDMO in Germany.

We contract with CROs to conduct labeling, as well as for the storage and distribution of Resolaris to clinical sites. Additionally, we have negotiated with additional storage and labelling CROs to enable the commercial storage and supply of Resolaris.

Stalaris

Our second clinical candidate, Stalaris, is a Fc fusion molecule that is expressed in recombinant bacteria. Currently we are producing our Stalaris molecules in E.coli by expression in inclusion bodies and refolding to recreate the native structure. We are working with CDMOs in the United States on the development and GMP manufacturing process for the production of Stalaris preclinical and clinical drug substance and drug product. We have a non-exclusive license to the host-cell line used to produce drug substance for Stalaris. We intend to contract with CROs to conduct labeling, storage and distribution of Stalaris to clinical sites.

Patents and Proprietary Rights

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. We own, or have exclusive licenses to, over 175 issued patents or allowed patent applications with predicted expiration dates ranging from 2026 to 2034. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Resolaris. Our Resolaris patent portfolio is comprised of a number of patent families and includes U.S. Patent No. 8,835,387, which issued on September 16, 2014 and is predicted to expire in 2033; and U.S. Patent No. 9,273,302, which issued on March 1, 2016 and is predicted to expire in 2033. This patent family is jointly owned by us and our 98% owned subsidiary, Pangu Biopharma. Patent applications in the same family as U.S. Patent No. 8,835,387 are pending in a variety of worldwide jurisdictions, including the United States, Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, New Zealand, Russia and South Africa. The Resolaris patent portfolio also encompasses additional issued patents and pending patent applications that cover Resolaris and related proteins; these patents and patent applications are wholly owned by us. This second patent family includes U.S. Patent No. 9,127,268, which issued on September 8, 2015; European Patent No. 2509625, which granted on January 28, 2015; Japanese Patent No. 5819314, which granted on October 9, 2015; Chinese Patent No. ZL 201080061989.7, which granted on September 21, 2016; and Australian Patent No. 2010327926, which issued August 21, 2014, and related applications that are pending in the United States, Australia, Canada, Europe, China, Japan, and Hong Kong. Patents that issue from these applications, if any, are expected to expire in 2030 plus any patent term extension. Also included with the Resolaris patent portfolio are pending patent applications to specific methods of use of Resolaris and related proteins, and disease polymorphisms of HARS. These applications have been filed in the United States as U.S. provisional applications and in some cases under the Patent Cooperation Treaty, or PCT. U.S. provisional applications may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. PCT applications are eligible for filing in most worldwide jurisdictions, including the United States. If issued, these patents are predicted to expire between 2033 and 2034.

Stalaris. Our Stalaris patent portfolio, includes derivatives of Resokine, including the iMod domain, related splice variants, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics, is comprised of a number of patent families and includes U.S. Patent No. 8,404,242, and U.S. Patent No 8,753,638, which issued on March 26, 2013 and June 17, 2014, respectively, and are expected to expire in 2031 and 2030. Also included in this patent family are Japanese Patent No. 5756751, which granted on June 5, 2015; and Australian Patent No. 2010226726, which issued on October 16, 2014. This patent family is jointly owned by us and our 98% owned subsidiary, Pangu Biopharma, and includes pending applications in United States, Australia, Canada, Europe, China, Japan, and Hong Kong. Patents that issue from these applications, if any, are expected to expire in 2030, plus any patent term extension. The Stalaris patent family also includes patent applications filed on related splice variants of HARS. This patent family includes applications that are pending in the United States, Australia, Canada, Europe, China, India, Japan, Korea, New Zealand, Russia and Hong Kong. This patent family is jointly owned by us and Pangu Biopharma. Also included within the Stalaris patent portfolio are pending applications to specific product forms of Stalaris, Resolaris and other HARS splice variants which include patent families to Fc fusion proteins, pegylated forms and variants with substituted D amino acids. These applications have been filed in the United States as U.S. provisional applications and in some cases under the PCT. If issued, these patents are predicted to expire between 2033 and 2034.

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

Pangu Biopharma

In October 2007, we formed our Hong Kong subsidiary, Pangu BioPharma Limited, or Pangu BioPharma, a company registered in Hong Kong, to collaborate with the Hong Kong University of Science and Technology, or HKUST, on the discovery and development of aminoacyl tRNA synthetase protein therapeutics. We hold 98% of the outstanding shares of Pangu BioPharma, and a subsidiary of HKUST holds the remaining outstanding shares. Beginning in July 2008, Pangu BioPharma, in collaboration with HKUST, entered into a series of three research grant agreements with the Government of the Hong Kong Special Administrative Region to carry out research in the discovery and development of Physiocrines. In December 2016, Pangu BioPharma renewed its annual joint research agreement with a subsidiary of HKUST, under which Pangu BioPharma agrees to fund research to be performed in 2017 under the agreement by the subsidiary of HKUST with respect to development of aminoacyl tRNA synthetase protein therapeutics. Pangu BioPharma is the sole beneficial owner of all resulting intellectual property rights from the research performed under these agreements, subject to the right of HKUST’s subsidiary to use certain background intellectual property of HKUST in conducting the research and, in the event Pangu BioPharma applies for individual funding of any work under the research programs, compliance with the terms and conditions of any written agreement covering ownership of such funded works. Pangu BioPharma funds the annual research on a quarterly basis. Either party may terminate the agreement during the annual period upon an uncured breach of the agreement by the other party. We are also party to a license agreement with Pangu BioPharma, pursuant to which Pangu BioPharma has granted us an exclusive, royalty-bearing license (with a right to sublicense) in and to certain of Pangu BioPharma’s solely and jointly owned patent rights and know-how to research, develop, manufacture, use, import, export, distribute, offer for sale, sell and have sold products incorporating such patent rights and know-how for any therapeutic, prognostic or diagnostic use throughout the world.

Government Regulation

Government authorities in the United States, including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of pharmaceutical and biological products, such as those we are developing. Pricing of such products is also subject to regulation in many countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and biologics under the FDCA and the Public Health Service Act, or PHSA, and its implementing regulations. FDA approval is required before any new unapproved drug or biologic or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

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

•	potential FDA audit of the clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of a BLA or NDA prior to any commercial marketing or sale of the product in the United States.

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

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational new drug product, and to provide an adequate basis for physician labeling.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances.  Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug. Submission of a BLA or NDA to the FDA.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee. For fiscal year 2017, the application user fee is $2,038,100, and the sponsor of an approved BLA or NDA is also subject to annual product and establishment user fees, set at $97,750 per product and $512,200 per establishment. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition.

A BLA or NDA for a new molecular entity must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

Once a BLA or NDA for a new molecular entity has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by the FDA’s requests for additional information or clarification.

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

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of BLAs and NDAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are more frequent interactions with the FDA during development and testing, the eligibility for priority review, and rolling review, which is submission of portions of an application before the complete marketing application is submitted. Based on results of the Phase 3 clinical trial(s) submitted in a BLA or NDA, the FDA may grant the BLA or NDA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA or NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, and assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, untitled or warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending BLAs or NDAs or supplements to approved BLAs or NDAs, or suspension or revocation of licenses or withdrawal of approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003, or PREA, as amended, BLAs and NDAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.  The requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the listed drug. . . .”

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear.  Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

•

the federal transparency laws, including the provision of the Affordable Care Act referred to as the federal Physician Payment Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals and ownership interests of physicians and their immediate family members;

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

Employees

As of March 9, 2017 we had 58 full-time employees.  None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Financial Information about Segments

We operate in a single accounting segment. Refer to Note 1, “Organization, Business and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.

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

Risks related to the discovery, development and regulation of our Physiocrine-based product candidates

Resolaris, Stalaris and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.

We have concentrated our research and development efforts on Physiocrine biology, a new area of biology, and our future success is highly dependent on the successful development of Physiocrine-based product candidates, including Resolaris, Stalaris and additional product candidates arising from the Resokine pathway or other pathways. Physiocrine-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, Physiocrines represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of Physiocrines and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The Physiocrines that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield Physiocrine-based therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize, Resolaris or Stalaris, or experience significant delays in doing so, our business will be materially harmed.

To date, we have expended significant time, resources and effort on the discovery and development of Resolaris, including conducting preclinical studies and our clinical trials. We have not yet commenced or completed any evaluation of Resolaris in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. We have not yet commenced clinical development of Stalaris. We currently generate no revenue from the sale of any product, and our ability to generate product revenues and to achieve commercial success, which we do not expect will occur for many years, if ever, will initially depend on our ability to successfully develop, obtain regulatory approval for and commercialize Resolaris or Stalaris for the treatment of one or more of our target rare disease indications in the United States and any foreign jurisdictions. Before we can market or sell Resolaris or Stalaris in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize, Resolaris or Stalaris. If we do not receive regulatory approvals for Resolaris or Stalaris, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize Resolaris or Stalaris, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

Data generated in our preclinical studies and patient sample data relating to the Resokine pathway may not be predictive or indicative of the immuno-modulatory activity or therapeutic effects, if any, of Resolaris in patients.

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from nonclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with rare genetic myopathies with an immune component, or RMICs, which forms the basis for our clinical trials of Resolaris in FSHD and limb-girdle muscular dystrophy 2B, or LGMD2B, nor have we evaluated the activity of the Resokine pathway in patients with interstitial lung disease, or ILD. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations in RMICs or rare pulmonary diseases with an immune component, or RPICs. In addition, our classification of diseases based on the existence of immune cell invasion (RMICs and RPICs) and our hypothesis that these represent potential indications for Resolaris and Stalaris may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immuno-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of Resolaris, Stalaris or other product candidates that we may develop will adversely affect our business, prospects, financial condition and results of operations.

We have not studied Resolaris, Stalaris or any of our other product candidates in any human clinical trials designed primarily to show efficacy.

Preclinical and clinical data are often susceptible to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Accordingly, our earlier preclinical and clinical studies should not be relied upon as evidence that our current or future clinical trials will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical trial designs or results, and initial results may not be confirmed upon full analysis of the complete study data. In particular, Resolaris may not achieve positive results in our current and planned clinical trials in RMICs, and any results observed in our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B may not be predictive of results for any future clinical studies. Stalaris may not achieve positive results in our planned clinical trials in healthy subjects and in RPICs or any other clinical studies. In addition, study data from our clinical trials in adult patients might not be predictive of safety, tolerability, immunogenicity or activity in young adults and children. Additionally, Resolaris and Stalaris may fail to show the desired safety and efficacy in later stages of clinical development, such as pivotal clinical trials, despite having successfully advanced through initial clinical trials. Any failure of Resolaris, Stalaris or any other product candidates that we may develop at any stage in the clinical development process would have a material adverse impact on our business, prospects, financial condition and results of operations.

Because we are developing novel product candidates for the treatment of diseases in which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our initial clinical focus is on the development of Physiocrine-based therapeutics for the treatment of rare diseases, including FSHD, LGMD2B and potentially DMD, where patients may benefit from the activation of immuno-modulatory pathways. There are currently no approved treatments for FSHD or LGMD2B. As a result, the design and conduct of clinical trials for these indications are subject to increased risk, and we may experience setbacks with our ongoing or planned clinical trials for Resolaris or other product candidates that we may develop because of the limited clinical experience in our target indications. In particular, regulatory authorities in the United States and European Union have not issued definitive guidance as to how to measure and achieve efficacy. In later stage trials, we may not achieve a pre-specified endpoint with statistical significance in our planned clinical trials of Resolaris in this indication or in other indications where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the chance of obtaining marketing approval for Resolaris. Additionally, it is difficult to establish clinically relevant endpoints for some of these indications because it may take a long time before any therapeutic effects of a drug can be observed.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing and planned clinical trials of Resolaris in RMICs, planned clinical trials of Stalaris in RPICs, or any other clinical trials that we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. Following our submission of an investigational new drug application, or IND, to the FDA to evaluate Resolaris in our Phase 1b/2 trial in adult patients with FSHD in the United States, our IND was placed on full clinical hold to address the nonclinical issue of the comparability of the drug substance used in our preclinical toxicology studies to that used in our Phase 1 clinical trial and proposed for use in the U.S. clinical trial in FSHD patients. We responded to the FDA’s comparability request, and, in January 2015, our IND was removed from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND was placed on partial clinical hold, which prohibited the evaluation of Resolaris at doses higher than 3.0 mg/kg. The partial clinical hold was lifted in December 2016.  We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.  Any inability to initiate or complete our clinical trials of Resolaris, Stalaris or other product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical contract research organizations, or CROs, and clinical trial sites;
•	delays in obtaining required Institutional Review Board, or IRB, or Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
•	imposition of a clinical hold by regulatory agencies, which may occur after our submission of data to these agencies or an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, investigators, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	disagreements with regulators regarding our interpretation of data from preclinical studies or clinical trials;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Resolaris, Stalaris and any other product candidates that we may discover and develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by Resolaris, Stalaris and any other product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities.

In our Phase 1b/2 clinical trials, we have observed low levels of antibodies to Resolaris in some subjects in response to the administration of Resolaris. Although such elevated antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of Resolaris and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Other symptoms which may occur in this setting include fever, weight loss, fatigue, Raynaud’s phenomenon of the digits, rash and difficulty swallowing. Some patients in our Phase 1b/2 clinical trials have experienced generalized infusion related reactions, or IRRs, and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of Resolaris, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will continue to be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies, or result in the retention of patients in our trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of Resolaris, Stalaris and any other product candidates. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials for Resolaris, Stalaris or other product candidates we may develop. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to leverage our discovery engine to identify tRNA synthetases that exhibit activity in physiological disease pathways of interest, and to develop purified forms of these proteins that are suitable for therapeutic application. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating rare or more common diseases. Our research programs, including Project ORCA, may initially show promise in identifying potential product candidates, such as Stalaris, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Resolaris and any other clinical trials that we may conduct for our product candidates is critical to our success. In particular, each of the conditions for which we currently plan to evaluate Resolaris is a rare disease with limited patient pools from which to draw for clinical trials. For example, while estimates of FSHD prevalence vary, studies exploring the topic have identified average prevalence rates of approximately one in 17,000. Applying this rate to the U.S. population, as of November 1, 2014, yields a domestic FSHD population of approximately 19,000. In addition, we estimate that LGMD affects an estimated 16,000 patients in the U.S., approximately 3,000 of whom have LGMD2B. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates or limitations required by trial protocols.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contracted development and manufacturing organizations (CDMOs) for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biologics license application, or BLA, or a new drug application, or NDA, on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the facilities in which the product is manufactured. If any such inspection or audit of our facilities or those of our CDMOs and CROs identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independently of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our CDMOs and CROs fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new biologic product or drug product, or revocation of a pre-existing approval. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in clinical or commercial supply. An alternative manufacturer would need to be qualified through a BLA or NDA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

In addition, the manufacture of Resolaris and any other Physiocrine-based therapeutics that we may develop presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. We have changed cell lines for the production of Resolaris in connection with our engagement of a new CDMO to meet our projected needs for pivotal clinical trials and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although Physiocrines represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each Physiocrine has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as Stalaris, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other Physiocrines. Currently, we are producing our Stalaris molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our ongoing or planned clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

Although the FDA and the European Commission have granted orphan drug designation to Resolaris for the treatment of FSHD and LGMD, we may not receive orphan drug designation for Resolaris in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

The FDA and the European Commission have each granted orphan drug designations to Resolaris for the treatment of FSHD and for the treatment of LGMD. We may also apply for orphan drug designation in other territories and for other indications and product candidates. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. To date, we have been granted orphan drug designation for only one product candidate in the United States and the European Union for two indications. We cannot assure you that we will be able to obtain orphan drug designation, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

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

In October 2016 and January 2017, the FDA granted Resolaris fast track designations for the treatment of FSHD and LGMD2B, respectively. We may also seek, from time to time, breakthrough therapy or fast track designation for Resolaris for other indications and for any other product candidates that we may develop, although we may elect not to do so. A breakthrough therapy program is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track program is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for Resolaris for the treatment of FHSD and LGMD2B, or even if we receive breakthrough therapy or fast track designation of other indications or for our other product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Even if Resolaris, Stalaris or any other product candidates that we discover and develop are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. If new safety issues emerge, we may be required to change our labeling. Any new legislation addressing drug safety or efficacy issues could result in delays in product development or commercialization, or increased costs to assure compliance.

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

Because of our focus on treatments for severe, rare diseases, Resolaris, Stalaris and other product candidates that we develop may be subject to requests for treatment use under individual patient INDs, which would present a variety of risks.

FDA regulations permit an investigational drug or biologic to be used for the treatment of an individual patient by a licensed physician under certain circumstances if the patient has a serious disease or condition, generally defined as a disease or condition associated with morbidity that has a substantial impact on day-to-day functioning. We believe that Resolaris, Stalaris and other product candidates that we develop may be susceptible to physician requests for use in these settings given the severity of the disease indications that we are targeting and the limited availability of approved and other investigational therapeutics for these indications. The treatment use of our product candidates under individual patient INDs would present a number of risks, including the following:

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

Physicians may independently file individual patient INDs for Resolaris or, when in clinical trials, for Stalaris or one of our other product candidates. We may disagree with a physician’s or the FDA’s conclusion that our product candidate is suitable for evaluation under a particular individual patient IND, and any decision by us not to make our product candidate available for evaluation under this setting may subject us to negative publicity or market perception.

As part of the recently enacted 21st Century Cures Act, or Cures Act, as the manufacturer of an investigational drug for a serious disease or condition, we will be required to make available, such as by posting on our website, our policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

Risks related to our financial condition and capital requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $57.9 million, $48.0 million and $24.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $216.0 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of Resolaris, Stalaris or any other product candidates that we may develop;
•	initiate and conduct any additional preclinical studies, clinical trials or other studies for Resolaris, Stalaris and any other product candidates that we may develop;
•	further develop the manufacturing process for our product candidates;
•	change or add additional manufacturers, including manufacturers of quantities of drug substance suitable for pivotal clinical trials and commercialization;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	make milestone or other payments under our in-license agreements;
•	maintain, protect and expand our portfolio of owned and in-licensed intellectual property;
•	acquire or in-license other product candidates and technologies;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter challenges with any of the above.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, Resolaris and any other product candidates that we may develop. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research, preclinical development and clinical development of Resolaris, Stalaris and other product candidates, potentially with a partner in one or more of our programs;
•	seeking and obtaining regulatory approvals for product candidates for which we complete clinical trials;
•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for Resolaris, Stalaris and any other product candidates that we may develop;
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

Even if Resolaris, Stalaris or any of the other product candidates that we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, the competition we face, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will likely need to raise additional capital or enter into strategic partnering relationships to fund our operations. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing Resolaris through clinical development, preparing to initiate clinical development for Stalaris and conducting preclinical development activities directed at the identification and selection of additional Physiocrine-based therapeutic candidates, including Project ORCA. The development of protein therapeutics is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities.

As of December 31, 2016, our cash, cash equivalents and available-for-sale investments were approximately $76.1 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

For some of our programs and product candidates, we may decide to enter into strategic partnerships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates.  We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex.  Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for any of our product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk.   We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all.  We are unable to predict when, if ever, we will enter into any strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships.  Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expectations.

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

We have a significant amount of debt that may cause risks that could adversely affect our business, operating results and financial condition.

On November 18, 2016, we entered into a loan and security agreement, or Loan Agreement, for a term loan with Silicon Valley Bank and Solar Capital Ltd., which we refer to as the Term Loan. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on November 18, 2016. The remaining $10 million is available for draw as follows: $5 million is available until June 30, 2017 and $5 million is available until December 31, 2017, each at the Company’s discretion, subject to achievement of certain financial and clinical milestones. The Term Loan is secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

•	make it difficult for us to obtain any necessary financing in the future;
•	limit our flexibility in planning for or reacting to changes in our business;
•	reduce funds available for use in our operations and corporate development initiatives;
•	impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets that secure our current debt;
•	hinder our ability to raise equity capital, because in the event of a liquidation of our business, debt holders receive a priority before equity holders;
•	make us more vulnerable in the event of a downturn in our business; and
•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

In addition, if we do not meet certain conditions set forth in the Loan Agreement, we will not be able to draw the remaining $10 million available under the Term Loan, which could materially harm our financial condition. We may also incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness.

The Loan Agreement for the Term Loan contains operating covenants that may restrict our business and financing activities.

The Loan Agreement restricts, among other things, our ability to:

•	convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets;
•	engage in any business other than the businesses we currently engage in or reasonably related thereto or reasonable extensions thereof;

•	undergo certain change of control events;
•	create, incur, assume, or be liable with respect to certain indebtedness;
•	grant certain liens;
•	pay dividends and make certain other restricted payments;
•	make certain investments;
•	enter into any material transactions with any affiliates, with certain exceptions; or
•	permit certain of our subsidiaries to hold or maintain certain assets in excess of certain specified amounts.

The operating restrictions and covenants in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under the Loan Agreement could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the Term Loan to become immediately due and payable.

Risks related to our reliance on third parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, research and preclinical and clinical testing with respect to our product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for Resolaris, Stalaris and any other product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable study plan and protocols and cGCPs so long as we continue to develop and commercialize on our own.

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

We rely on third parties to manufacture our clinical supply of Resolaris, and we intend to rely on third parties to produce nonclinical, clinical and commercial supplies of Stalaris and any future product candidate.

We do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on CDMOs and CROs, entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party CDMOs and CROs for all aspects of manufacturing activities;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•	disruptions to the operations of our CDMOs, CROs or suppliers caused by conditions unrelated to our business or operations, including the insolvency or bankruptcy of the CDMOs, CROs or supplier.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Additionally, each CDMO may require licenses to manufacture our product candidates or components thereof if the applicable manufacturing processes are not owned by the CDMO or in the public domain, and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities. These factors could cause the delay of clinical development, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully.

We currently rely on a single CDMO for bulk drug substance for Resolaris for our projected needs for ongoing and anticipated pivotal clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing.  Similarly, we currently rely on a single CDMO for process development and scale-up of Stalaris.  We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

We rely, and expect to continue to rely, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We have relied, and expect to continue to rely, on third-party CROs, clinical investigators and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we have and will continue to enter into agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our investigators and CROs are required to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our investigators and CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA may require us to perform additional unanticipated clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our product candidates. Accordingly, if our investigators and CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our investigators and CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. They may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our investigators or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results would be harmed, our costs could increase, our ability to generate revenues could be delayed and the commercial prospects for our product candidates will be adversely affected.

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

We rely on third-party manufacturers to produce Resolaris, Stalaris and any other product candidates that we may develop, but we have not entered into agreements with any such manufacturers to support commercialization.

We have not yet secured manufacturing capabilities for commercial quantities of Resolaris, Stalaris or any other product candidates. Although we intend to rely on third-party manufacturers for commercialization, we have only entered into agreements with such manufacturers to support our human proof-of-concept clinical trials. We have not yet entered into a long-term commercial supply agreement to support full scale commercial production, and we or our contract manufacturers may be unable to process validation activities necessary to enter into commercial supply agreements or otherwise negotiate agreements with the manufacturers to support our commercialization activities at commercially reasonable terms.

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

In addition, any significant disruption in our relationships with our manufacturers could harm our business. There are a relatively small number of potential manufacturers for Resolaris, Stalaris and any other product candidates that we may develop, and such manufacturers may not be able to supply our drug products at the times we need them or on commercially reasonable terms. Any disruption to our relationship with our current manufacturers and any manufacturers that we contract with in the future will result in delays in our ability to complete the clinical development of, or to commercialize, Resolaris, Stalaris and any other product candidates we may develop, and may require us to incur additional costs.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in the development of medicines for severe, rare diseases, which is a competitive and rapidly changing field. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. In the area of rare myopathies with an immune component, we expect to face competition from a number of companies, academic institutions and other organizations, including Sarepta Therapeutics, PTC Therapeutics, Inc., Marathon Pharmaceuticals, Santhera Pharmaceuticals, Italfarmaco S.p.A, Summit Therapeutics, Catabasis Pharmaceuticals, Inc., FibroGen, Inc., F. Hoffmann-La Roche AG, Bristol Myers Squibb, Milo Biotechnology, LLC, Nobelpharma Co. Ltd., Pfizer, Inc., and Ultragenyx Pharmaceuticals, that are engaged in the clinical development of therapeutics to address muscle loss and muscle weakness in a variety of indications. More specifically, in the area of LGMD, we are aware of a number of academic institutions engaged in the clinical development of therapeutics, including Genethon, a not-for-profit research laboratory created by the Association Française contre les Myopathies, or French Muscular Dystrophy Association, which has completed an experimental Phase 1 clinical trial in LGMD2C using gene therapy; Nationwide Children’s Hospital, which is currently conducting a Phase 1/2a clinical trial of an AAV vector to transport the alpha-sarcoglycan gene into muscles in LGMD2D; and NeuroGen Brain and Spine Institute in India, which is currently conducting a Phase 1 clinical trial in an unspecified form of LGMD using stem cell therapy. In addition, Pfizer currently has a program Domagrozumab (PF-06252616) which is in Phase 1b/2 clinical trials for the treatment of LGMD2I as well as a Phase 2 program for DMD. Although there are currently no approved products for the treatment of FSHD, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it initiated a Phase 2 trial in the fourth quarter of 2016. In addition, Facio Therapies, Novogen, Fulcrum Therapeutics, Ultragenyx Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc. are developing chemical compounds that may repress one of the causal genes responsible for FSHD. In the area of DMD, two therapies have been approved in the last 12 months: Exondys 51 from Sarepta and Emflaza from Marathon Pharmaceuticals. Marathon Pharmaceuticals and PTC Therapeutics, Inc. recently announced entering an asset purchase agreement whereby PTC Therapeutics, Inc. will acquire all rights to Emflaza.Exondys 51 is an antisense oligonucleotide indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the Affordable Care Act. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

We may be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership, or we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

As is the case with many other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and therefore obtaining, maintaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, recent legislative and judicial developments in the United States and elsewhere have in some cases removed the protection afforded to patent owners, made patents more difficult to obtain, or increased the uncertainty regarding the ability to obtain, maintain and enforce patents. For example, Congress has recently passed, and the United States is currently implementing, wide-ranging patent reform legislation, and may pass further patent reform legislation in the future. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in a recent case, Association for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents generally, once obtained. Depending on decisions and actions by the U.S. Congress, the federal courts, the USPTO and their respective foreign counterparts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to maintain and enforce our existing patents and patents that we might obtain in the future.

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

We have not yet registered Resolaris or Stalaris as a trademark, and failure to secure or maintain adequate protection for our trademarks could adversely affect our business.

We have filed U.S. trademark applications for the Resolaris and Stalaris marks but they have not yet matured to registration, and we have yet to file any foreign trademark applications for the Resolaris or Stalaris marks. The USPTO has examined our U.S. application for the Resolaris mark and there are no outstanding objections to the application.  The USPTO has yet to begin the examination process for our application to register the Stalaris mark, and it could raise objections to our application. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. Furthermore, third parties have alleged, and may allege in the future, that the Resolaris or Stalaris marks in particular or any other trademark or trade name that we elect to use for our product candidates, may cause confusion in the marketplace. Specifically, in April 2015, Alexion Pharmaceuticals (Alexion) sent a letter to our counsel alleging that our anticipated use of the Resolaris trademark would cause patients, practitioners and researchers to mistakenly associate us with Alexion or its Soliris product. Alexion claims ownership of a U.S. trademark registration for its Soliris mark. Alexion concluded its letter by requesting that we select a new name for our Resolaris product and withdraw our pending trademark application for the mark.  In February 2017 our counsel received a letter from counsel to Novartis AG (Novartis) alleging that our anticipated use of the Stalaris trademark would cause consumer confusion with its Ilaris product.  Novartis claims ownership of a U.S. trademark registration for its Ilaris mark.  Additionally, Novartis also expressed concerns about the potential for confusion between the Resolaris mark and Novartis’ Ilaris mark.  Novartis concluded its letter by demanding that we abandon our U.S. trademark application for the Stalaris mark.  We evaluate such actual and potential allegations in the course of our business, and such evaluations may cause us to change our commercialization or branding strategy for our product candidates, which may require us to incur additional costs. In particular, we are assessing Alexion and Novartis’ allegations and will determine whether we need to, or should, select a different name for the product or contest any trademark enforcement actions. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets.  In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration.  Failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “under water” options are less useful as a motivation and retention tool for our existing employees. Conversely, if our employees exercise outstanding stock options and sell their stock in the public market resulting in significant gains, we may experience an increased turnover rate.

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.

We currently conduct research activities through our majority-owned (98%) Hong Kong subsidiary, Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we are currently conducting our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B in the European Union. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including:

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

As we continue our ongoing Phase 1b/2 clinical trials of Resolaris, prepare for additional clinical trials of Resolaris and Stalaris and expand our other clinical development activities, as well as continue our operations as a public company, we may increase our full-time employee base and hire more consultants and contractors. In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris and the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•	any delay in filing a BLA, NDA or IND for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA, NDA or IND;
•	failure to successfully develop and commercialize our product candidates;
•	the perception of limited market sizes or pricing for our product candidates;
•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	inability to obtain additional capital;
•	failure to meet or exceed financial or operational projections we may provide to the public;
•	failure to meet or exceed the financial or operational projections of the investment community;
•	the perception of the pharmaceutical industry by the public, politicians, legislatures, regulators and the investment community;
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or they issue an adverse or misleading opinion regarding our stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of March 8, 2017, based on the latest information publicly available to us, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 69% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have an effective shelf registration statement on Form S-3 that provides for the sale of up to $150 million in the aggregate of common stock, preferred stock, debt securities, warrants and/or units by us from time to time in one or more offerings. We have also entered into a sales agreement with Cowen and Company, LLC for the sale of up to $35 million of common stock, from time to time, $20 million of which is currently registered under the Form S-3. To date, no shares of common shares have been sold pursuant to such sales agreement. Any future debt financings may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. Further, we intend to file a registration statement on Form S-8 to register the shares of common stock underlying the option to purchase up to 145,000 shares of our common stock that has been granted as an inducement grant prior to the time at which such option becomes exercisable. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to remove our current management, acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our administrative offices and research laboratory are located in San Diego, California. We lease approximately 17,083 square feet of office and laboratory space (Primary Facility) under an operating lease that expires in May 2017 and 7,411 square feet (Additional Space) we subleased with a tenant of our landlord that expires in June 2017. In January 2017, we extended our Primary Facility lease with our landlord through May 2019 for an additional commitment of $1.5 million and we have an option with our landlord to include the Additional Space within our lease through May 2019. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

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

	Price Range
	High	Low
Year Ended December 31, 2016:
First Quarter	$9.63	$3.50
Second Quarter	$4.36	$2.48
Third Quarter	$3.85	$2.62
Fourth Quarter	$3.80	$2.10

	Price Range
	High	Low
Year Ended December 31, 2015:
Second Quarter (commencing May 6, 2015)	$28.29	$12.90
Third Quarter	$21.00	$9.59
Fourth Quarter	$13.26	$7.37

Holders of Record

As of March 8, 2017, there were approximately 68 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in "street name" or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

The following graph shows a comparison from May 7, 2015 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on May 7, 2015. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2016.

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

	Years Ended December 31,
	2016	2015	2014
Statements of Operations Data:
Loss from operations	$(57,940)	$(47,616)	$(23,554)
Net loss	(57,855)	(47,973)	(24,350)
Comprehensive loss	(57,760)	(48,144)	(24,350)
Net loss per share, basic and diluted	$(2.44)	$(3.03)	$(29.69)
Weighted average shares outstanding, basic and diluted	23,681,019	15,838,353	834,221

	As of December 31,
	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$76,149	$125,349	$15,853
Total assets	80,524	129,675	20,644
Preferred stock warrant liabilities	—	—	319
Convertible promissory note	—	—	2,000
Working capital	66,243	85,802	6,396
Long-term debt, net of current portion and issuance costs	9,198	1,776	5,142
Redeemable convertible preferred stock	—	—	95,619
Accumulated deficit	(215,979)	(158,124)	(110,151)
Total stockholders’ deficit	62,801	115,050	(91,010)

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

Overview

We engage in the discovery and clinical development of innovative medicines for patients suffering from severe, rare diseases using our knowledge of Physiocrine biology, a newly discovered set of physiological pathways.  Through our research efforts, we believe that Physiocrines evolved over billions of years to promote homeostasis in complex organisms.  We have evidence to support that some of these proteins evolved to govern and orchestrate the mammalian immune system. We believe immune imbalance is underappreciated in many disease types and may ultimately be responsible for much of the pathophysiology associated with a number of important genetic and immunology based diseases.

By focusing on immune pathways in disease, we believe our therapeutic candidates have the potential to restore patients to a healthier state, achieve homeostatic balance and ultimately lead to improved clinical outcomes. To date, our discovery efforts have generated three immunology-based investigational innovative therapeutic programs in three different therapeutic areas:

•

Resolaris:  We internally discovered and developed Resolaris, our first Physiocrine-based therapeutic candidate, based on a protein naturally secreted from muscle that acts on T-cells at the tissue level to promote healthier muscle. We believe this may translate into an innovative therapeutic for rare genetic myopathies with an immune component (e.g. T-cells in the patients’ muscle), including limb-girdle muscular dystrophy (LGMD), facioscapulohumeral muscular dystrophy (FSHD), and Duchenne muscular dystrophy (DMD).  Resolaris also represents an example of our first therapeutic modality - natural protein therapy – adding back a pathway that is insufficiently produced by the human body to counteract disease.

•

Stalaris:  Our scientists successfully engineered the first fusion protein with a Physiocrine, Stalaris, to provide designed properties to enhance the immuno-modulatory aspects of a Physiocrine in vivo. We plan to develop Stalaris as a potential therapeutic for patients with rare pulmonary diseases with an immune component, including interstitial lung disease. This fusion protein, which utilizes the Fc region of an antibody, also potentially represents a novel Fc-Physiocrine platform for future Physiocrine-based therapies.

•

Project ORCA:  Our third program, represents a third therapeutic modality distinct from Resolaris or Stalaris.  It also diversifies our pipeline by addressing severe diseases in a therapeutic area that differs from those of our first two programs.  We use code name “Project ORCA” for this preclinical research program.

Our expansive Physiocrine patent estate provides us with potential product protection as we pioneer this new and important area of human biology. To protect our industry unique pipeline based on our proprietary new biology, we have built an intellectual property estate comprising over 175 issued patents or allowed patent applications that are owned or exclusively licensed by us, including over 300 potential Physiocrine-based protein compositions. We believe it is in the best interest of our stakeholders, including patients, caregivers, and our stockholders, to advance one or more of our three current programs based on Physiocrine biology with the expertise of or funding from appropriate strategic partners.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through December 31, 2016, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our initial public offering (IPO), private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

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

In June 2016, we filed a Registration Statement on Form S-3 (File No. 333-211998) containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $150.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $20.0 million of our common stock that may be sold from time to time under a sales agreement with Cowen and Company, LLC (Cowen). In accordance with the terms of such sales agreement entered with Cowen, we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through Cowen. To date, no shares of common stock have been sold pursuant to such sales agreement. We will be required to file another prospectus supplement in the event we intend to offer more than $20.0 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20.0 million is included in the base prospectus amount of $150.0 million.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the years ended December 31, 2016, 2015 and 2014, we have incurred consolidated net losses of $57.9 million, $48.0 million and $24.4 million, respectively. As of December 31, 2016, we had an accumulated deficit of $216.0 million.

Substantially all of our net losses resulted from costs incurred in connection with our development of and clinical trials for Resolaris, our other research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, at least until we apply for and receive regulatory approval for Resolaris, Stalaris or another product candidate and generate substantial revenues from its commercialization, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the nature and extent of our research and development expenses and clinical trials. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical trials of Resolaris, Stalaris and any additional product candidates we may develop;
•	continue our research and product development efforts;
•	manufacture preclinical study and clinical trial materials;
•	expand, protect and maintain our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•

hire additional staff, including clinical, operational, financial and technical personnel, if and when necessary, to execute on our business plan and create additional infrastructure to support our operations as a public company; and

•	implement operational, financial and management systems.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital beyond the net proceeds from our IPO. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include the accounts of aTyr Pharma, Inc., and its 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of December 31, 2016. All intercompany transactions and balances are eliminated in consolidation.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase during the foreseeable future as we: (i) continue to advance Resolaris in clinical development; (ii) advance our Stalaris discovery program; and (iii) engage in additional research, discovery and development activities relating to our discovery engine for therapeutic applications of Physiocrines, including Project ORCA.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of Resolaris, Stalaris and any other product candidates that we may develop. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our loans outstanding with Silicon Valley Bank (SVB). Commencing November 2016, interest expense includes interest charges from our Term Loan borrowing with SVB and Solar Capital Ltd. (Solar).

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report. We believe the following accounting policies related to research and development expense accruals and stock-based compensation involve the most significant estimation and judgment in accounting for our reported consolidated financial results.

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

We currently rely on third parties for the clinical development of Resolaris and Stalaris and the manufacture of Resolaris and Stalaris to support our ongoing and future clinical trials. We pay these third parties, including consultants, CROs, manufacturers and other service providers, pursuant to contractual arrangements, which may include provisions for time and materials-based payments, project-based fees and milestone payments. We base our accrual for these expenses on our estimates of the services received and efforts expended pursuant to our contractual arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,		Increase /
	2016	2015	(Decrease)
Research and development expenses	$42,846	$34,504	$8,342
General and administrative expenses	15,094	13,112	1,982
Other income (expense)	36	(357)	393

Research and development expenses. Research and development expenses were $42.8 million and $34.5 million for the years ended December 31, 2016 and 2015, respectively. The increase of $8.3 million was due primarily to a $3.2 million increase in clinical and non-clinical development costs for Resolaris, a $2.4 million increase in manufacturing development costs for Stalaris, a $2.0 million increase in other pre-clinical development costs, a $1.2 million increase related cGMP manufacturing of Resolaris to support future clinical trials and a $1.5 million increase related to compensation expenses resulting from increased headcount in research and development functions. The increase was offset by a decrease related to a one-time $1.4 million non-cash expense for the assignment of certain intellectual property rights in the prior year period and a $0.6 million reduction of non-cash stock-based compensation.

General and administrative expenses. General and administrative expenses were $15.1 million and $13.1 million for the years ended December 31, 2016 and 2015, respectively. The increase of $2.0 million was due primarily to a $1.8 million increase in personnel costs resulting from increased headcount, including $0.8 million of non-cash stock-based compensation.

Other income (expense). Other income (expense) was $36,000 and $(0.4) million for the years ended December 31, 2016 and 2015, respectively.  The change was primarily a result of decreased interest expense from lower commercial debt balance during the current period as compared to the same period in the prior year.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,		Increase /
	2015	2014	(Decrease)
	(in thousands)
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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2016, we had an accumulated deficit of $216.0 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2016, we had cash, cash equivalents and available-for-sale investments of $76.1 million.  We believe that our existing cash and cash equivalents as of December 31, 2016 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Annual Report.

Sources of Liquidity

From our inception through December 31, 2016, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes and commercial bank debts.

Debt Financing

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make payments of principal and interest which were due through the maturity date of June 1, 2017. The interest rate was a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. This loan was repaid in full in November 2016 upon entering into the Term Loan discussed below.

On November 18, 2016, we entered into a loan and security agreement with SVB and Solar, which we refer to as the Term Loan. SVB and Solar agreed to lend us up to $20.0 million, issuable in three separate tranches of: (i) $10.0 million which was funded on November 18, 2016; (ii) $5.0 million may be drawn down by us at any time before the earlier of June 30, 2017 or an event of default, at our discretion, subject to achievement of certain financial and clinical milestones; and (iii) $5.0 million may be drawn down by us any time after June 30, 2017 and before the earlier of December 31, 2017 or an event of default, at our discretion, subject to achievement of certain milestones specified for the second tranche and additional financial and clinical milestones.

We will make interest only payments through December 1, 2017 or June 1, 2018, if we draw the second tranche, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The Term Loan provides for an interest rate equal to the sum of the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. The Term Loan also provides for a final interest payment equal to 8.75% of the funded amount, which is due when the Term Loan becomes due or upon the prepayment of the loan. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The Term Loan provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the second tranche and third tranche, payable no later than the expiration date for the second tranche or third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default.

In connection with the Term Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. The warrants are immediately exercisable and will expire on November 18, 2023, provided that such warrants have not been previously exercised or have expired in connection with certain fundamental transactions involving us.

Of the $10.0 million funded in the first tranche of the Term Loan, approximately $2.6 million was used to repay in full our principal and interest obligations under the SVB Loan. We did not pay any termination or other fees in connection with the repayment of amounts due under the SVB Loan.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(52,861)	$(36,797)	$(22,824)
Investing activities	33,527	(71,994)	(2,246)
Financing activities	4,697	147,917	2,512
Net increase (decrease) in cash	$(14,637)	$39,126	$(22,558)

Operating activities. Net cash used in operating activities was $52.9 million, $36.8 million and $22.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2016 related to non-cash charges including $0.9 million for depreciation and $5.0 million for stock-based compensation and $1.4 million of cash used by changes in our prepaid and other assets, accounts payable and accrued expense accounts. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2015 related to non-cash charges including: $0.9 million for depreciation, $4.9 million for stock-based compensation, $1.4 million for the issuance of common stock for technology to TSRI and $3.3 million of cash provided by changes in our prepaid and other assets, accounts payable and accrued expense accounts. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2014 related to non-cash charges including: $0.8 million for depreciation and amortization, $1.8 million for stock-based compensation offset by $1.3 million of cash used by changes in our prepaid and other assets, accounts payable and accrued expense accounts.

Investing activities. Net cash provided by investing activities for the year ended December 31, 2016 consisted of $34.1 million of net maturities of investment securities and $0.6 million of property and equipment purchases. Net cash used in investing activities for the year ended December 31, 2015 consisted of $71.3 million of net purchases of investment securities and $0.7 million of property and equipment purchases. Net cash used in investing activities for the year ended December 31, 2014 consisted of $2.0 million of net purchases of investments and $0.2 million of property and equipment purchases.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2016 was $4.7 million and consisted primarily of $9.7 million of net proceeds from the Term Loan offset by $5.2 million of principal payments. Net cash provided by financing activities for the year ended December 31, 2015 was $147.9 million and consisted primarily of $75.6 million of net proceeds from the issuance of Series E redeemable convertible preferred stock and $76.9 million of proceeds from the IPO net of offering costs paid in the period, offset by $3.2 million of principal payments on the SVB Loan and $2.0 million repayment of convertible debt and related accrued interest. Net cash provided by financing activities during the year ended December 31, 2014 was $2.5 million and consisted primarily of $5.0 million of proceeds from the SVB Loan offset by $1.6 million of principal payments on the SVB Loan and $1.0 million of costs paid in connection with our planned initial public offering.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Term Loan, principal payments including final payment	$10,875	$249	$6,448	$4,178	$—
Operating lease (1)	386	386	—	—	—
Total	$11,261	$635	$6,448	$4,178	$—
(1)

Our operating lease obligations relate to our corporate headquarters in San Diego, California.  We lease 17,083 square feet of office and laboratory space under an operating lease that expires in May 2017 and 7,411 square feet we subleased from a tenant of our landlord that expires in June 2017.  In January 2017, we extended our primary facility lease with our landlord through May 2019 for an additional commitment of $1.5 million.

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

We may have payment obligations under our agreements with TSRI certain of which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2016, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

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

We have payment obligations under our agreement with FUJIFILM Diosynth Biotechnologies, U.S.A., Inc. (Fujifilm) related to development and production milestones of up to the mid seven figures for process optimization, scale-up and demonstration, and cGMP manufacturing of the drug substance of Resolaris. In addition, we are billed for consumables on a pass-through basis. In the next 12 months, we are committed to pay Fujifilm approximately $0.6 million based on development and production milestones.

In addition, we have payment obligations under our agreement with a third party contracted development and manufacturing organization of up to low seven figures related to the development of the manufacturing process and for the production of drug substance for Stalaris. In the next 12 months, we are committed to pay the third party contract manufacturing organization approximately $2.2 million based on development and production milestones.

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements, refer to the Section titled “Recently Accounting Pronouncements” within Note 2 of our financial statements included in this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of December 31, 2016, we had cash and cash equivalents, and available-for-sale investments totaling of $76.1 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2016, the increase would not have had a material effect on the fair market value of our portfolio.

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

Our Term Loan bears interest at variable rates equal to the sum of the prime rate, as reported in the Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. Accordingly, increases in these published rates would increase our interest payments under the Term Loan. A one percentage point increase in interest rates would increase expense by approximately $0.1 million annually and would not materially affect our results of operations.

Foreign Currency Exchange Risk

We incur expenses, including for CROs and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling and Euro. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. Recently, the Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates would not have a material effect on our results of operations or financial condition.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

aTyr Pharma, Inc.

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of aTyr Pharma, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 16, 2017

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$38,388	$53,025
Available-for sale investments, short-term	33,759	42,510
Prepaid expenses and other assets	2,621	2,415
Total current assets	74,768	97,950
Available-for sale investments, long-term	4,002	29,814
Property and equipment, net	1,421	1,793
Other assets	333	118
Total assets	$80,524	$129,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,606	$3,872
Accrued expenses	5,450	4,595
Current portion of deferred rent	130	315
Current portion of long-term debt	339	3,366
Total current liabilities	8,525	12,148
Deferred rent, net of current portion	—	130
Long-term debt, net of current portion and issuance costs	9,198	1,776
Other long-term liabilities	—	571
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; authorized shares – 150,000,000 and 95,500,000 at December 31, 2016 and 2015, respectively; issued and outstanding shares – 23,744,832 and 23,670,079 at December 31, 2016 and 2015, respectively	24	24
Additional paid-in capital	278,832	273,321
Accumulated other comprehensive loss	(76)	(171)
Accumulated deficit	(215,979)	(158,124)
Total stockholders’ equity	62,801	115,050
Total liabilities and stockholders’ equity	$80,524	$129,675

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014

Operating expenses:
Research and development	$42,846	$34,504	$16,777
General and administrative	15,094	13,112	6,777
Total operating expenses	57,940	47,616	23,554
Loss from operations	(57,940)	(47,616)	(23,554)
Interest income (expense), net	65	(386)	(832)
Loss on extinguishment of debt	(29)	—	—
Change in fair value of warrant liabilities	—	29	36
Total other income (expense)	36	(357)	(796)
Loss before income taxes	(57,904)	(47,973)	(24,350)
Income tax benefit	49	—	—
Net loss	(57,855)	(47,973)	(24,350)
Accretion to redemption value of redeemable convertible preferred stock	—	(15)	(416)
Net loss attributable to common stockholders	(57,855)	(47,988)	(24,766)
Net loss per share attributable to common stockholders, basic and diluted	$(2.44)	$(3.03)	$(29.69)
Weighted average common stock shares outstanding, basic and diluted	23,681,019	15,838,353	834,221

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(57,855)	$(47,973)	$(24,350)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale investments, net of tax	95	(171)	—
Comprehensive loss	$(57,760)	$(48,144)	$(24,350)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Stockholder Note	Non- Controlling	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Loss	Deficit	(Deficit)
Balance as of December 31, 2013	73,487,415	$93,165	856,591	$1	$17,373	$(69)	$2,414	$—	$(85,801)	$(66,082)
Exercise of common stock options	—	—	53,289	—	43	—	29	—	—	72
Changes in share repurchase liability	—	—	—	—	13	—	—	—	—	13
Stock-based compensation	—	—	—	—	1,791	—	—	—	—	1,791
Dissolution of affiliates	—	2,038	—	—	405	—	(2,443)	—	—	(2,038)
Accretion to redemption value of redeemable convertible preferred stock	—	416	—	—	(416)	—	—	—	—	(416)
Net loss	—	—	—	—	—	—	—	—	(24,350)	(24,350)
Balance as of December 31, 2014	73,487,415	95,619	909,880	1	19,209	(69)	—	—	(110,151)	(91,010)
Issuance of Series E redeemable convertible preferred stock for cash	68,166,894	75,650	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	(141,654,309)	(171,284)	16,279,859	16	171,268	—	—	—	—	171,284
Issuance of common stock through initial public offering, net	—	—	6,164,000	6	75,897	—	—	—	—	75,903
Repayment of stockholder note receivable	—	—	—	—	(9)	69	—	—	—	60
Exercise of common stock options	—	—	196,500	1	534	—	—	—	—	535
Reclassification of preferred stock warrant liability to additional paid-in-capital	—	—	—	—	290	—	—	—	—	290
Issuance of common stock to The Scripps Research Institute	—	—	119,840	—	1,411	—	—	—	—	1,411
Changes in share repurchase liability	—	—	—	—	(120)	—	—	—	—	(120)
Stock-based compensation	—	—	—	—	4,856	—	—	—	—	4,856
Accretion to redemption value of redeemable convertible preferred stock	—	15	—	—	(15)	—	—	—	—	(15)
Net unrealized loss on investments	—	—	—	—	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	—	—	—		(47,973)	(47,973)
Balance as of December 31, 2015	—	—	23,670,079	24	273,321	—	—	(171)	(158,124)	115,050
Exercise of common stock options	—	—	17,972	—	20	—	—	—	—	20
Issuance of common stock pursuant to employee stock purchase plan	—	—	56,781	—	143	—	—	—	—	143
Issuance of warrants related to term loan	—	—	—	—	217	—	—	—	—	217
Changes in share repurchase liability	—	—	—	—	102	—	—	—	—	102
Stock-based compensation	—	—	—	—	5,029	—	—	—	—	5,029
Net unrealized gain on investments, net of tax	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	(57,855)	(57,855)
Balance as of December 31, 2016	—	—	23,744,832	$24	$278,832	$—	$—	$(76)	$(215,979)	$62,801

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(57,855)	$(47,973)	$(24,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	869	829
Issuance of common stock for technology	—	1,411	—
Stock-based compensation	5,029	4,856	1,791
Amortization of debt discount	173	297	426
Loss on debt extinguishment	29	—	—
Change in fair value of preferred stock warrant liability	—	(29)	(36)
Amortization of premium of available-for-sale investment securities	531	789	43
Deferred rent	(315)	(295)	(277)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(421)	(666)	(1,043)
Accounts payable and accrued expenses	(932)	3,944	(207)
Net cash used in operating activities	(52,861)	(36,797)	(22,824)
Cash flows from investing activities:
Purchase of property and equipment	(600)	(664)	(249)
Purchases of available-for-sale investment securities	(28,089)	(109,445)	(5,397)
Maturities of available-for-sale investment securities	62,216	38,115	3,400
Net cash provided by (used in) investing activities	33,527	(71,994)	(2,246)
Cash flows from financing activities:
Issuance of preferred stock for cash, net of issuance costs	—	75,648	—
Issuance of common stock through initial public offering, net of offering costs	—	76,902	—
Costs paid in connection with initial public offering	—	—	(999)
Proceeds from issuance of common stock through option exercises	20	604	72
Proceeds from employee stock purchase plan	143	—	—
Proceeds from borrowing, net	9,736	—	5,000
Repayments on notes payable to bank	(5,202)	(3,237)	(1,561)
Repayment of convertible debt	—	(2,000)	—
Net cash provided by financing activities	4,697	147,917	2,512
Net change in cash and cash equivalents	(14,637)	39,126	(22,558)
Cash and cash equivalents at beginning of year	53,025	13,899	36,457
Cash and cash equivalents at the end of year	$38,388	$53,025	$13,899

Supplemental disclosure of cash flow information:
Interest paid	$225	$925	$415

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in connection with borrowings	$217	$—	$148
Changes in share repurchase liability	$102	$(120)	$13

See accompanying notes.

aTyr Pharma, Inc.

Notes to Consolidated Financial Statements

1. Organization, Business and Basis of Presentation

Organization and Business

We were incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and clinical development of innovative medicines for patients suffering from severe, rare diseases.

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

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities, asset-backed securities, commercial paper and United States Treasury securities. We classify all investment securities as available-for-sale. Investment securities are carried at fair value, with the unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. As of December 31, 2016, we held an aggregate total of $37.8 million of investment securities which consisted of corporate debt securities, asset-backed securities, commercial paper and United States Treasury securities, all of which will mature in less than one year and there was a $27,000 difference between the amortized cost and fair value of these investment securities. As of December 31, 2015, we held $72.3 million of corporate debt securities, all of which mature in less than two years, and there was $0.2 million difference between the amortized cost and fair value of these investment securities.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis and the cost of the fair value of restricted stock units recognized over the requisite period. We recognize forfeitures as they occur as a reduction of expense. For stock option grants with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. For stock option grants with market-based conditions, the expense is recorded using the accelerated attribution method over the requisite service period for each vesting tranche. We account for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms. We estimate the fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model. We estimate the fair value of the market-based stock option grants using a Monte Carlo simulation. The fair value of restricted stock units is determined by the closing price as of the grant date.

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

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. We elected to early adopt this guidance prospectively beginning in the year ended December 31, 2015 and prior periods were not retrospectively adjusted. There was no material impact on the financial statements upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. We elected to early adopt this guidance beginning in the year ended December 31, 2016. Upon adoption, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings net of any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets, there was no material impact in our consolidated financial position or results of operations upon adoption.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 25,984, 61,814 and 61,457 shares subject to repurchase from the weighted average number of common shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, redeemable convertible preferred stock issuable upon conversion of convertible promissory note, warrants for the purchase of redeemable convertible preferred stock, warrants for common stock and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Year Ended December 31,
	2016	2015	2014
Redeemable convertible preferred stock outstanding	—	—	9,238,868
Redeemable convertible preferred stock issuable upon conversion of convertible promissory note	—	—	94,455
Warrants for redeemable convertible preferred stock	—	—	25,970
Warrants for common stock	121,512	25,970	—
Common stock options and awards	4,091,701	2,625,280	1,514,471
Employee stock purchase plan	36,836	17,363	—
	4,250,049	2,668,613	10,873,764

The following table summarizes our net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Consolidated net loss	$(57,855)	$(47,973)	$(24,350)
Accretion to redemption value	—	(15)	(416)
Net loss attributable to common stockholders	(57,855)	(47,988)	(24,766)

Denominator:
Weighted average common shares outstanding	23,707,003	15,900,167	895,678
Weighted average common shares subject to repurchase	(25,984)	(61,814)	(61,457)
Weighted average common shares outstanding - basic and diluted	23,681,019	15,838,353	834,221

Net loss per share - basic and diluted	$(2.44)	$(3.03)	$(29.69)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this guidance did not affect our consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial position or results of operations and whether we will adopt the guidance early.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation(Topic 718): Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. We elected to early adopt this guidance prospectively beginning in the year ended December 31, 2016. There was no material impact on the financial position or results of operations upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for the annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted beginning after December 15, 2018. We are currently evaluating the impact the provisions will have on our consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments which addresses eight specific cash flow issues to reduce the existing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for the annual periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. We adopted ASU 2016-15 for the year-ended December 31, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

3. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the fair value of our Term Loan approximates its carrying values. Investment securities are recorded at fair value.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016:
Assets:
Current:
Cash equivalents	$29,251	$29,251	$—	$—
Available-for-sale investments, short-term:
Commercial paper	7,843	—	7,843	—
Corporate debt securities	20,913	—	20,913	—
United States Treasury securities	5,003	5,003	—	—
Sub-total short-term investments	33,759	5,003	28,756	—
Available-for-sale investments, long-term:
Asset-backed securities	4,002	—	4,002	—
Sub-total long-term investments	4,002	—	4,002	—
Total assets measured at fair value	$67,012	$34,254	$32,758	$—
As of December 31, 2015:
Current:
Cash equivalents	$46,545	$46,545	$—	$—
Available-for-sale investments, short-term:
Commercial paper	2,996	—	2,996	—
Corporate debt securities	39,514	—	39,514	—
Sub-total short-term investments	42,510	—	42,510	—
Available-for-sale investments, long-term:
Asset-backed securities	10,912	—	10,912	—
Corporate debt securities	16,903	—	16,903	—
United States Treasury securities	1,999	1,999	—	—
Sub-total long-term investments	29,814	1,999	27,815	—
Total assets measured at fair value	$118,869	$48,544	$70,325	$—

As of  December 31, 2016 and 2015, available-for-sale investments are detailed as follows (in thousands):

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$7,843	$—	$—	$7,843
Corporate debt securities	$20,942	$—	$(29)	$20,913
United States Treasury securities	5,002	1	—	5,003
	$33,787	$1	$(29)	$33,759
Available-for-sale investments, long-term:
Asset-backed securities	$4,001	$1	$—	$4,002
	$4,001	$1	$—	$4,002

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$2,996	$—	$—	$2,996
Corporate debt securities	39,575	—	(61)	39,514
	$42,571	$—	$(61)	$42,510
Available-for-sale investments, long-term:
Asset-backed securities	$10,928	$—	$(16)	$10,912
Corporate debt securities	16,990	—	(87)	16,903
United States Treasury securities	2,006	—	(7)	1,999
	$29,924	$—	$(110)	$29,814

Available-for-sale investments that are in an unrealized loss position as of December 31, 2016 are as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$20,913	$(29)

As of December 31, 2016, all available-for-sale investments have contractual maturity dates less than one year. As of December 31, 2016, there are 11 available-for-sale investments in gross unrealized loss position, all of which have been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of December 31, 2016.

4. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Computer and office equipment	$401	$336
Scientific and laboratory equipment	3,965	3,518
Tenant improvements	1,687	1,687
	6,053	5,541
Less accumulated depreciation and amortization	(4,632)	(3,748)
	$1,421	$1,793

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued salaries, wages and benefits	1,977	1,710
Other accrued expenses (1)	3,473	2,885
	$5,450	$4,595

(1)Other accrued expenses include expenses for clinical research organizations and contract manufacturing organizations.

5. Debt, Commitments and Contingencies

Commercial Bank Debt

In each of July 2013 and June 2014, we borrowed $5.0 million under a $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. Beginning in July 2014, we began to make payments of principal and interest which were due through the maturity date of June 1, 2017. The interest rate was a per annum fixed rate of 5.0% and 5.88% for the $5.0 million drawn in each of July 2013 and June 2014, respectively. The final payment was contractually due in June 2017 with an additional fee of $0.5 million. The SVB Loan was collateralized by all of our assets, other than our intellectual property, and contains customary affirmative and negative covenants, reporting requirements and events of default. In November 2016, pursuant to the loan and security agreement with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar), we paid SVB the balance of $2.6 million, including interest and $0.5 million final payment, in full.

Term Loan

On November 18, 2016, we entered into a loan and security agreement with SVB and Solar, which we refer to as the Term Loan. SVB and Solar agreed to lend us up to $20.0 million, issuable in three separate tranches of: (i) $10.0 million which was funded on November 18, 2016; (ii) $5.0 million may be drawn down by us at any time before the earlier of June 30, 2017 or an event of default, at our discretion, subject to achievement of certain financial and clinical milestones; and (iii) $5.0 million may be drawn down by us any time after June 30, 2017 and before the earlier of December 31, 2017 or an event of default, at our discretion, subject to achievement of certain milestones specified for the second tranche and additional financial and clinical milestones.

Pursuant to the Term Loan agreement, we have interest only payments through December 1, 2017 or June 1, 2018, if we draw the second tranche, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The Term Loan bears interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. The Term Loan also provides for a final interest payment equal to 8.75% of the funded amount, which is due when the Term Loan becomes due or upon the prepayment of the  Term Loan. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The loan agreement provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the second tranche and third tranche, payable no later than the expiration date for the second tranche or third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default.

We received cash proceeds of $7.3 million, net of a $2.6 million repayment of the principal, accrued interest  and the $0.5 million final payment of the SVB Loan. We did not pay any termination or other fees in connection with the repayment of amounts due under the SVB Loan.

In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount of Term Loan in our balance sheet, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 12.28%.  The final maturity payment is being accrued over the life of the Term Loan through interest expense.

Future principal payments for the Term Loan, including the final payment, are as follows (in thousands):

December 31, 2016
2017	$249
2018	3,100
2019	3,348
2020	4,178
$10,875

Facility Lease

In December 2011, we entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2017 and we have an option to extend the lease for a period of five years. In January 2017, we extended the lease for two years to May 2019.  Rent expense for the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.4 million and $0.2 million, respectively.

In conjunction with the initial lease, we borrowed $2.0 million under a subordinated unsecured convertible promissory note issued to the venture arm of our landlord. The convertible promissory note carried an annual interest rate of 8.0%. In May 2015, the $2.0 million outstanding principal balance of the convertible promissory note and the $0.5 million accrued interest on the convertible promissory note was repaid in full in connection with our IPO.

In June 2016, we entered into a sublease agreement with a tenant of our landlord for additional facility space in our existing building that commenced in August 2016 and will expire in June 2017.

As of December 31, 2016, future minimum payments under the non-cancelable operating lease are as follows (in thousands):

Operating Lease
2017	$386
2018	—
$386

Research Agreements and Funding Obligations

In October 2007, we entered into a research funding and option agreement for certain technologies from The Scripps Research Institute (TSRI). Under the agreement, we provide funding to TSRI to conduct certain research activities. The agreement renews automatically for successive 12 month periods starting on May 31st of each year unless we provide 30 days’ prior written notice to terminate the agreement. TSRI has the right to terminate the agreement if we fail to make any payment under the agreement or for breach or insolvency. Under the research funding and option agreement, TSRI has granted us options to enter into license agreements to acquire rights and exclusive licenses to develop, make, have made, use, have used, import, have imported, offer to sell, sell, and have sold certain licensed products, processes and services based on certain technology arising from the sponsored research activities. Pursuant to the terms of these license agreements, TSRI is entitled to receive tiered royalties as a percentage of net sales and a percentage of nonroyalty revenue we may receive from our sublicensees or partners, with the amount owed decreasing if we enter into the applicable sublicense or partnering agreement after meeting a specified clinical milestone. In addition, we are obligated to pay TSRI up to an aggregate of $2.75 million under each license agreement upon the achievement of specific clinical and regulatory milestone events. In January 2015, we and TSRI entered into an amended and restated research funding and option agreement pursuant to which we agreed to issue 119,840 shares of our common stock to TSRI in consideration for the adjustment of sublicense payments and the assignment of certain intellectual property rights by TSRI to us. The $1.4 million fair value of the common stock issued to TSRI was recorded to research and development expense. We issued the shares of common stock to TSRI on March 31, 2015. We entered into amendments to our research funding and option agreement to provide an additional $0.9 million of funding for the year ended December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, excluding the fair value of the common stock issued to TSRI described above, we recognized expense under the agreement in the amount of $1.6 million, $0.7 million and $0.6 million, respectively. A member of our board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the years ended December 31, 2016, 2015 and 2014, we provided charitable donations to the National Foundation for Cancer Research of $0.4 million. We have requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of our board of directors.

Manufacturing Agreements

On June 16, 2015, we entered into a Master Services Agreement (the MSA) with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (Fujifilm) to complete the development of the manufacturing process and for the production of the drug substance for Resolaris, our drug in clinical development. Pursuant to the MSA, Fujifilm will provide the drug substance for Resolaris to support future clinical trials, including potential pivotal trials. Under the initial scope of work executed pursuant to the MSA, Fujifilm will conduct process optimization, scale-up and demonstration, and cGMP manufacturing of the drug substance of Resolaris, and we are required to pay Fujifilm based on development and production milestones up to the mid seven figures. In addition, we are billed for consumables on a pass-through basis and have entered into statements of work for stability studies. In the next 12 months, we are committed to pay Fujifilm approximately $0.6 million based on development and production milestones. During the year ended December 31, 2016 and 2015, expenses associated with this agreement were $8.4 million and $5.1 million, respectively.

In August 2016, we entered into a Master Services Agreement with a third party contract development and manufacturing organization to complete the development of the manufacturing process and for the production of drug substance for Stalaris. We are required to pay the third party contract manufacturer a total payment in the low seven figures subject to certain rights of cancellation. In addition, we are billed for consumables on a pass-through basis. In the next 12 months, we are committed to pay the third party contract manufacturing organization approximately $2.2 million based on development and production milestones.  For the year ended December 31, 2016, expenses associated with this agreement were $1.0 million.

6. Stockholders’ Equity

Common Stock

In May 2015, in connection with our IPO, we filed an amended and restated certificate of incorporation, authorizing 150,000,000 shares of common stock and 7,285,456 shares of redeemable convertible preferred stock, and 5,000,000 shares of undesignated preferred stock. As of December 31, 2016, no preferred stock is issued and outstanding.

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

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2014 Stock Plan (the 2015 Plan). The 2015 Plan became effective on May 6, 2015 and we ceased granting any new awards under our 2014 Plan. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. A total of 1,574,566 shares of our common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 1,840,000 shares, (ii) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) an amount determined by our board of directors. Pursuant to this provision, 949,793 and 946,803 additional shares were reserved for issuance under the 2015 Plan on January 1, 2017 and 2016, respectively. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

The maximum term of options granted under 2015 Plan is ten years.  For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term.

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

Employee Stock Purchase Plan

In April 2015, our board of directors adopted, and our stockholders approved, our 2015 Employee Stock Purchase Plan (the 2015 ESPP). The 2015 ESPP became effective on May 6, 2015. A total of 227,623 shares of our common stock were initially reserved for issuance under the 2015 ESPP. In addition, the number of shares reserved and available for purchase under the 2015 ESPP will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2015 ESPP. Pursuant to this provision, 237,448 and 236,700 additional shares were reserved for issuance under the 2015 ESPP on January 1, 2017 and 2016, respectively.

Stock-based Compensations

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding as of December 31, 2015	2,625,280	$8.83
Granted	2,266,419	$5.56
Exercised	(15,892)	$1.24
Canceled/forfeited/expired	(860,819)	$10.17
Outstanding as of December 31, 2016	4,014,988	$6.73	7.82	$519
Options vested and expected to vest as of December 31, 2016	4,014,988	$6.73	7.82	$519
Options exercisable as of December 31, 2016	1,419,562	$6.27	5.88	$519

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2016	2015	2014
Expected term (in years)	5.50 – 6.08	5.50 – 6.08	5.77 – 6.56
Risk-free interest rate	1.2% – 2.1%	1.5% – 1.9%	1.7% – 2.7%
Expected volatility	80.7% – 84.0%	79.2% – 100.9%	111.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	December 31,
	2016	2015
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.4% – 0.6%	0.3%
Expected volatility	75.5% – 80.8%	67.3%
Expected dividend yield	0.0%	0.0%

Expected term. The expected term represents the period of time that options are expected to be outstanding.  Because we do not have sufficient history of exercise behavior, we determine the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Risk-free interest rate. We base the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

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

Performance Options with Market Conditions

In October 2015, we granted our employees and certain consultants performance options with a market condition to purchase up to an aggregate 169,402 shares of common stock at an exercise price of $10.24. Upon achievement of specified performance goals by October 2017, such performance-based options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture. The fair value of the stock options awarded that include market-based performance conditions is estimated on the date of the grant using a Monte Carlo simulation, based on the market price of the underlying common stock, expected performance measurement period, expected peer group stock price volatility and expected risk-free interest rate. The weighted average grant date fair value was $4.23.The performance options with market conditions grants are expensed using the accelerated attribution method over the requisite service period of 4.8 years regardless of whether the market condition is achieved or earned and vest.

In January 2016, we granted to our executives, employees and certain consultants performance options with a market condition to purchase up to an aggregate 396,960 shares of common stock at an exercise price of $9.13. Upon achievement of specified goals by January 4, 2018, such performance options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture. The fair value of the performance options with a market condition is estimated on the date of the grant using a Monte Carlo simulation, based on the market price of the underlying common stock, expected performance measurement period, expected peer group stock price volatility and expected risk-free interest rate. The weighted average grant date fair value was $1.93. The performance options with market conditions grants are expensed using the accelerated attribution method over the requisite service period of 5.1 years regardless of whether the market condition is achieved or earned and vest.

The assumptions used at grant date to determine the fair value of the performance options with a market condition were as follows:

	December 31,
	2016	2015
Expected term (in years)	5.06	4.81
Risk-free interest rate	2.2%	2.1%
Expected volatility	83.3%	80.6%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

During the year ended December 31, 2016, we granted restricted stock units to employees. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	131,593	$4.96
Released	(2,080)	$5.48
Forfeited	(52,800)	$4.95
Balance as of December 31, 2016	76,713	$4.95

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$1,876	$2,524	$527
General and administrative	3,153	2,332	1,264
	$5,029	$4,856	$1,791

The weighted–average grant date fair value per share of stock options granted by us, excluding performance options with market conditions, during the years ended December 31, 2016, 2015 and 2014 was $3.34, $11.29 and $10.18, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $34,000, $1.9 million and $0.4 million, respectively. As of December 31, 2016, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $9.6 million.  This unrecognized cost is expected to be recognized ratably over a weighted-average period of approximately 2.9 years.

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

     Warrants

In November 2016, in connection with the Term Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. The warrants are immediately exercisable and will expire on November 18, 2023, provided that such warrants have not been previously exercised or have expired in connection with certain fundamental transactions involving us.

Warrants outstanding as of December 31, 2016:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
9,051	$6.63	September 2017
2,006	$7.48	March 2021
14,913	$20.12	July 2023
95,542	$3.14	November 2023
121,512

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of December 31,
	2016	2015
Common stock warrants	121,512	25,970
Common stock options and awards outstanding	4,091,701	2,625,280
Shares available under the 2015 Plan	510,760	903,350
Shares available under the 2015 ESPP Plan	407,542	227,623
	5,131,515	3,782,223

7. Income Taxes

Pretax earnings (loss) were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(57,096)	$(47,490)	$(34,885)
Foreign	(808)	(483)	10,535
	$(57,904)	$(47,973)	$(24,350)

A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Expected income taxes benefit at federal statutory rate	$(19,687)	$(16,311)	$(8,279)
State income taxes, net of federal benefit	—	—	(2,023)
Permanent items and other	675	865	368
Research credits	(6,800)	(2,674)	(372)
Unrecognized tax benefits	2,720	1,070	144
Foreign rate differential	141	84	(3,391)
Change in tax rate	—	3,551	—
Change in valuation allowance	22,902	13,415	13,553
Income tax (benefit) expense	$(49)	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $71.2 million and $48.3 million as of December 31, 2016 and 2015, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$33,713	$24,869
Capitalized research and development expenses	21,624	14,181
Research credits and other state credits	9,227	3,565
Intangible assets	3,874	4,176
Reserve and accruals	2,711	1,528
Valuation allowance	(71,149)	(48,319)
Net deferred tax assets	$—	$—

As of December 31, 2016, we had approximately $87.8 million, $94.5 million, and $6.5 million of net operating loss carryforwards for federal, state, and foreign purposes, respectively, net of Section 382 limitations, available to offset future taxable income. The federal and state net operating loss carryforwards begin to expire in 2025 and 2016, respectively. California net operating loss carryforwards of $1.4 million will expire in  2017. California net operating loss carryforwards of $93.1 million will expire from 2028 through 2034. The foreign net operating losses carry over indefinitely. As of December 31, 2016, we had federal and state research and development credit carryforwards of approximately $2.8 million and $2.5 million, respectively, net of Section 382 limitations, which begin to expire in 2026 for federal purposes and carry over indefinitely for state purposes. We had $11.0 million of federal Orphan Drug Credits as of December 31, 2016, which will begin to expire in 2035.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. We elected to early adopt this guidance prospectively beginning in the year ended December 31, 2015 and prior periods were not retrospectively adjusted. There was no material impact on the consolidated financial position or results of operations upon adoption.

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

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2016	2015	2014
Balance as of beginning of year	$5,033	$1,106	$947
Increase related to prior year tax positions	1,890	2,404	—
Increase related to current year tax positions	6,077	1,523	177
Other decreases	—	—	(18)
Balance as of end of year	$13,000	$5,033	$1,106

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2016 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and California authorities due to the carry forward of unutilized NOLs and research and development credits.

8. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees.  Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our Board of Directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million and $0.1 million during the years ended December 31, 2016 and 2015, respectively.

9. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2016 and 2015 are as follows (in thousands, except per share data):

	For the quarters ended
	March 31	June 30	September 30	December 31
2016:
Operating expenses	$16,115	$15,433	$13,865	$12,527
Net loss	(16,087)	(15,383)	(13,819)	(12,566)
Basic and diluted net loss per share	$(0.68)	$(0.65)	$(0.58)	(0.53)

2015:
Operating expenses	$8,922	$10,898	$11,313	$16,483
Net loss	(9,071)	(11,080)	(11,329)	(16,493)
Basic and diluted net loss per share	$(9.39)	$(0.74)	$(0.48)	(0.70)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

10.  Subsequent Events

In January 2017, we extended our primary facility lease with our landlord through May 2019 for an additional commitment of $1.5 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15-d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

    This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016, or Proxy Statement, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.atyrpharma.com under the Corporate Governance section of our Investors page. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

aTyr Pharma, Inc.

Date: March 16, 2017	By	/s/ John D. Mendlein
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

Signature	Title	Date

/s/ John D. Mendlein	Chief Executive Officer and Director,	March 16, 2017
John D. Mendlein, Ph.D.	(Principal Executive Officer)

/s/ John T. Blake	Senior Vice President, Finance	March 16, 2017
John T. Blake	(Principal Financial and Accounting Officer)

/s/ John K. Clarke	Chairman of the Board	March 16, 2017
John K. Clarke

/s/ Srinivas Akkaraju	Director	March 16, 2017
Srinivas Akkaraju, M.D., Ph.D.

/s/ James C. Blair	Director	March 16, 2017
James C. Blair, Ph.D.

/s/ Kathryn E. Falberg	Director	March 16, 2017
Kathryn E. Falberg

/s/ Mark Goldberg	Director	March 16, 2017
Mark Goldberg, M.D.

/s/ Amir H. Nashat	Director	March 16, 2017
Amir H. Nashat, Sc.D.

/s/ Paul Schimmel	Director	March 16, 2017
Paul Schimmel, Ph.D.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on September 18, 2007	S-1	333-203272	4.2	April 6, 2015
4.3	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	—	—	—	Filed herewith
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	—	—	—	Filed herewith
10.1#	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of agreements thereunder	S-1/A	333-203272	10.2	April 27, 2015
10.3#	Amended and Restated Employment Agreement by and between the Registrant and John D. Mendlein, Ph.D., dated as of December 23, 2015	10-K	001-37378	10.3	March 30, 2016
10.4#	Amended and Restated Restricted Stock Purchase Agreement by and between the Registrant and John D. Mendlein, Ph.D., dated as of December 18, 2014	S-1	333-203272	10.6	April 6, 2015
10.5†	Amended and Restated Research Funding and Option Agreement by and between the Registrant and The Scripps Research Institute, dated January 19, 2015	S-1	333-203272	10.7	April 6, 2015
10.6	Master Services Agreement by and between the Registrant and Syngene International Limited, dated November 5, 2012	S-1	333-203272	10.8	April 6, 2015
10.7	Lease by and between the Registrant and BMR-John Hopkins Court LLC, dated December 22, 2011	S-1	333-203272	10.9	April 6, 2015
10.8	First Amendment to Lease between the Registrant and BMR-3545-3575 JOHN HOPKINS LP (as successor-in-interest to BMR-John Hopkins Court LLC), dated January 4, 2016	—	—	—	Filed herewith
10.9	Registration and Voting Rights Agreement by and among the Registrant and the stockholders named therein, dated March 31, 2015	S-1/A	333-203272	10.11	April 27, 2015
10.10	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.11	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.12#	2015 Employee Stock Purchase Plan	S-1/A	333-203272	10.14	April 27, 2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.13†	Master Services Agreement by and between the Registrant and Fujifilm Diosynth Biotechnologies U.S.A., Inc., dated June 16, 2015	10-Q/A	001-37378	10.1	November 25, 2015
10.14#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.15#	Executive Severance and Change in Control Policy	10-K	001-37378	10.6	March 30, 2016
10.16#	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.17†	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank and Solar Capital Ltd, dated November 18, 2016	—	—	—	Filed herewith
10.18#	Employment Offer Letter by and between the Registrant and Sanuj K. Ravindran, M.D., dated October 23, 2015	—	—	—	Filed herewith
10.19#	Employment Offer Letter by and between the Registrant and Sanjay S. Shukla, M.D., M.S., dated March 30, 2016	—	—	—	Filed herewith
14.1	Code of Business Conduct and Ethics	10-Q	001-37378	14.1	June 18, 2015
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

#	Indicates a management contract or compensatory plan, contract or arrangement.
†

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.