Form 10-Q
period 2017-03-31
aTYR PHARMA INC
filed 2017-05-11
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

As of May 10, 2017, there were 23,806,329 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,900	$38,388
Available-for sale investments, short-term	33,034	33,759
Prepaid expenses and other assets	1,848	2,621
Total current assets	63,782	74,768
Available-for sale investments, long-term	—	4,002
Property and equipment, net	1,623	1,421
Other assets	330	333
Total assets	$65,735	$80,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,246	$2,606
Accrued expenses	4,160	5,450
Current portion of deferred rent	49	130
Current portion of long-term debt	1,094	339
Total current liabilities	6,549	8,525
Long-term debt, net of current portion and issuance costs	8,480	9,198
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $0.001 par value; authorized shares – 150,000,000 as of March 31, 2017 and December 31, 2016; issued and outstanding shares – 23,780,976 and 23,744,832 as of March 31, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	280,134	278,832
Accumulated other comprehensive loss	(68)	(76)
Accumulated deficit	(229,384)	(215,979)
Total stockholders’ equity	50,706	62,801
Total liabilities and stockholders’ equity	$65,735	$80,524

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Operating expenses:
Research and development	$9,204	$12,000
General and administrative	4,007	4,115
Total operating expenses	13,211	16,115
Loss from operations	(13,211)	(16,115)
Other income (expense), net	(194)	28
Net loss	(13,405)	(16,087)
Net loss per share, basic and diluted	$(0.56)	$(0.68)
Weighted average common stock shares outstanding, basic and diluted	23,739,057	23,631,133

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net loss	$(13,405)	$(16,087)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale investments, net of tax	8	152
Comprehensive loss	$(13,397)	$(15,935)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,405)	$(16,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226	233
Stock-based compensation	1,277	1,280
Amortization of debt discount	(37)	54
Amortization of premium of available-for-sale investment securities	74	264
Deferred rent	(81)	(76)
Changes in operating assets and liabilities
Prepaid expenses and other assets	776	858
Accounts payable and accrued expenses	(2,742)	983
Net cash used in operating activities	(13,912)	(12,491)
Cash flows from investing activities:
Purchase of property and equipment	(262)	(314)
Purchases of available-for-sale investment securities	(11,489)	(9,994)
Maturities of available-for-sale investment securities	16,150	24,700
Net cash provided by investing activities	4,399	14,392
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	25	11
Repayments on loans payable	—	(838)
Net cash provided by (used in) financing activities	25	(827)
Net change in cash and cash equivalents	(9,488)	1,074
Cash and cash equivalents at beginning of period	38,388	53,025
Cash and cash equivalents at the end of period	$28,900	$54,099

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2016, contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2017, we had an accumulated deficit of $229.4 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $61.9 million as of March 31, 2017 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital beyond the net proceeds from our initial public offering (IPO). The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 9,039 and 44,136 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended March 31, 2017 and 2016, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock, restricted stock units and options outstanding under our stock option plan and employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	March 31,
	2017	2016
Warrants for common stock	121,512	25,970
Common stock options and awards	4,720,382	3,742,770
Employee stock purchase plan	36,837	17,363
	4,878,731	3,786,103

Recent Accounting Pronouncements

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

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the carrying value of our Term Loan approximates its fair value. Investment securities are recorded at fair value.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Assets:
Current:
Cash equivalents	$24,125	$24,125	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,854	—	7,854	—
Commercial paper	6,513	—	6,513	—
Corporate debt securities	16,667	—	16,667	—
United States Treasury securities	2,000	2,000	—	—
Sub-total short-term investments	33,034	2,000	31,034	-
Total assets measured at fair value	$57,159	$26,125	$31,034	$—
As of December 31, 2016:
Assets:
Current:
Cash equivalents	$29,251	$29,251	$—	$—
Available-for-sale investments, short-term:
Commercial paper	7,843	—	7,843	—
Corporate debt securities	20,913	—	20,913	—
United States Treasury securities	5,003	5,003	—	—
Sub-total short-term investments	33,759	5,003	28,756	—
Available-for-sale investments, long-term:
Asset-backed securities	4,002	—	4,002	—
Sub-total long-term investments	4,002	—	4,002	—
Total assets measured at fair value	$67,012	$34,254	$32,758	$—

As of March 31, 2017 and December 31, 2016 available-for-sale investments are detailed as follows (in thousands):

	March 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	7,857	—	(3)	7,854
Commercial paper	$6,513	$—	$—	$6,513
Corporate debt securities	16,683	—	(16)	16,667
United States Treasury securities	2,001	—	(1)	2,000
	$33,054	$—	$(20)	$33,034

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$7,843	$—	$—	$7,843
Corporate debt securities	20,942	—	(29)	20,913
United States Treasury securities	5,002	1	—	5,003
	$33,787	$1	$(29)	$33,759
Available-for-sale investments, long-term:
Asset-backed securities	$4,001	$1	$—	$4,002
	$4,001	$1	$—	$4,002

Available-for-sale investments that are in an unrealized loss position as of March 31, 2017 are as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$7,854	$(3)
Corporate debt securities	16,667	$(16)
United States Treasury securities	2,000	$(1)
	$26,521	$(20)

As of March 31, 2017, all of our available-for-sale investments have a variety of effective maturity dates of less than one year. As of March 31, 2017, there are 15 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of March 31, 2017.

3. Debt, Commitments and Contingencies

Term Loan

In November 2016, we entered into a loan and security agreement with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar), which we refer to as the Term Loan. SVB and Solar agreed to lend us up to $20.0 million, issuable in three separate tranches of: (i) $10.0 million which was funded on November 18, 2016; (ii) $5.0 million may be drawn down by us at any time before the earlier of June 30, 2017 or an event of default, at our discretion, subject to achievement of certain financial and clinical milestones; and (iii) $5.0 million may be drawn down by us any time after June 30, 2017 and before the earlier of December 31, 2017 or an event of default, at our discretion, subject to achievement of certain milestones specified for the second tranche and additional financial and clinical milestones.

Pursuant to the Term Loan agreement, we have interest only payments through December 1, 2017 or June 1, 2018, if we draw the second tranche, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The Term Loan bears interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. The Term Loan also provides for a final payment equal to 8.75% of the funded amount, which is due when the Term Loan becomes due or upon the prepayment of the Term Loan. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The loan agreement provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the second tranche and third tranche, payable no later than the expiration date for the second tranche or third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default. No such events have occurred or are anticipated as of March 31, 2017.

We received cash proceeds of $7.3 million, net of a $2.6 million repayment of the principal, accrued interest and the $0.5 million final payment under our previous $10.0 million loan and security agreement with SVB, which we refer to as the SVB Loan. We did not pay any termination or other fees in connection with the repayment of amounts due under the SVB Loan.

As of March 31, 2017, the carrying value of our Term Loan consists of $10.0 million principal outstanding less the debt issuance costs of $0.4 million. The debt issuance costs have been recorded as a debt discount of long-term debt in our balance sheet, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 12.28%. The final maturity payment of $0.9 million is being accrued over the life of the Term Loan through interest expense.

Future principal payments for the Term Loan, including the final payment, are as follows (in thousands):

March 31, 2017
2017	$248
2018	3,093
2019	3,348
2020	4,186
$10,875

Facility Lease

In December 2011, we entered into a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In January 2017, we extended the lease for two years to May 2019.  Rent expense for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

In June 2016, we entered into a sublease agreement with a tenant of our landlord for additional facility space in our existing building that commenced in August 2016 and will expire in June 2017.

Future minimum payments under the non-cancelable operating lease as of March 31, 2017 were as follows (in thousands):

Operating Lease
2017	$683
2018	773
2019	293
$1,749

Research Agreements and Funding Obligations

We provide funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We have entered into additional amendments to our research funding and option agreement in 2017 to provide additional funding to TSRI through March 31, 2017. For the three months ended March 31, 2017 and 2016, the additional funding provided to TSRI was $0.2 million and $0.2 million, respectively.  A member of our board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended March 31, 2017 and 2016, we provided charitable donations to the National Foundation for Cancer Research of $0.1 million and $0.1 million, respectively. We have requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of our board of directors.

4. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Pursuant to the automatic increase provisions of our 2015 Stock Option and Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), 949,793 additional shares were reserved for future issuance under the 2015 Plan on January 1, 2017 and 237,448 additional shares were reserved for future issuances under the 2015 ESPP on January 1, 2017. Common stock reserved for future issuance is as follows:

March 31,
2017
Common stock warrants	121,512
Common stock options and awards outstanding	4,720,382
Shares available under the 2015 Plan	795,728
Shares available under the 2015 ESPP	644,990
6,282,612

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2017:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	4,014,988	$6.73
Granted	765,719	$3.29
Exercised	(795)	$1.01
Canceled/forfeited/expired	(122,894)	$6.98
Outstanding as of March 31, 2017	4,657,018	$6.16

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	6.02 – 6.06	5.77 – 6.08
Risk-free interest rate	2.0% – 2.1%	1.4% – 1.9%
Expected volatility	104.0% – 105.2%	81.2% – 82.1%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2017:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2016	76,713	$4.95
Granted	22,000	$3.30
Released	(35,349)	$5.00
Forfeited	—	$—
Balance as of March 31, 2017	63,364	$4.35

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$444	$547
General and administrative	833	733
	$1,277	$1,280

5. Subsequent Events

In April 2017, we amended our facility lease to include an additional 7,411 square feet through May 2019 for a total additional commitment of $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 16, 2017.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

By focusing on immune pathways in disease, we believe our therapeutic candidates have the potential to restore patients to a healthier state, achieve homeostatic balance and ultimately lead to improved clinical outcomes. To date, our discovery efforts have generated three immunology-based investigational innovative therapeutic programs in three different therapeutic areas:

•

Resolaris:  We internally discovered and developed Resolaris, our first Physiocrine-based therapeutic candidate, based on a protein naturally secreted from muscle that acts on T-cells at the tissue level to promote healthier muscle. We believe this may translate into an innovative therapeutic for rare genetic myopathies with an immune component (e.g. T-cells in the patients’ muscle), including limb-girdle muscular dystrophy (LGMD), facioscapulohumeral muscular dystrophy (FSHD), and Duchenne muscular dystrophy (DMD).  Resolaris also represents an example of our first therapeutic modality - natural protein therapy – adding back a pathway that is insufficiently produced by the human body to counteract disease. We conducted an initial Phase 1 clinical trial and three cohorts of our first exploratory Phase 1b/2 trial in adult patients with FSHD (002 Study). We have conducted four clinical studies in patients to further investigate Resolaris. These trials include: a study in patients with early onset FSHD (003 Study); a study in adult patients with FSHD or a second rare genetic myopathy, LGMD2B (004 Study); a long-term safety extension study for patients from our 002 Study (005 Study); and a long-term safety extension for patients from our 003 and 004 Studies (006 Study).

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

Our expansive Physiocrine patent estate provides us with potential product protection as we pioneer this new and important area of human biology. To protect our industry unique pipeline based on our proprietary new biology, we have built an intellectual property estate comprising over 190 issued patents or allowed patent applications that are owned or exclusively licensed by us, including over 300 potential Physiocrine-based protein compositions. We believe it is in the best interest of our stakeholders, including patients, caregivers, and our stockholders, to advance one or more of our three current programs based on Physiocrine biology with the expertise of or funding from appropriate strategic partners.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through March 31, 2017, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our initial public offering (IPO), private placement of redeemable convertible preferred stock and convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord.

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

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the three months ended March 31, 2017 and 2016, we have incurred consolidated net losses of $13.4 million and $16.1 million, respectively. As of March 31, 2017, we had an accumulated deficit of $229.4 million.

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

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of March 31, 2017. All intercompany transactions and balances are eliminated in consolidation.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our Term Loan outstanding with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase /
	2017	2016	(Decrease)
Research and development expenses	$9,204	$12,000	$(2,796)
General and administrative expenses	4,007	4,115	(108)
Other income (expense)	(194)	28	(222)

Research and development expenses. Research and development expenses were $9.2 million and $12.0 million for the three months ended March 31, 2017 and 2016, respectively. The decrease of $2.8 million was due primarily to a $4.1 million decrease related to manufacturing costs incurred in support of various activities for Resolaris. The decrease was partially offset by an increase of $1.5 million related to manufacturing and non-clinical development costs incurred for Stalaris.

General and administrative expenses. General and administrative expenses were relatively consistent at $4.0 million and $4.1 million for the three months ended March 31, 2017 and 2016, respectively.

Other income (expense), net. Other expense was $0.2 million for the three months ended March 31, 2017 and other income was 28,000 for the three months ended March 31, 2016. The change was primarily a result of increased interest expense related to our long-term debt.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2017, we had an accumulated deficit of $229.4 million and we expect to continue to incur net losses for the foreseeable future.  We believe that our existing cash, cash equivalents and available-for-sale investments, of $61.9 million as of March 31, 2017 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through March 31, 2017, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes and debt financing.

Debt Financing

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

We will make interest only payments through December 1, 2017 or June 1, 2018, if we draw the second tranche, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The Term Loan provides for an interest rate equal to the sum of the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. The Term Loan also provides for a final payment equal to 8.75% of the funded amount, which is due when the Term Loan becomes due or upon the prepayment of the loan. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The Term Loan provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the second tranche and third tranche, payable no later than the expiration date for the second tranche or third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default.

In connection with the Term Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(13,912)	$(12,491)
Investing activities	4,399	14,392
Financing activities	25	(827)
Net increase (decrease) in cash	$(9,488)	$1,074

Operating activities. Net cash used in operating activities was $13.9 million and $12.5 million for the three months ended March 31, 2017 and 2016, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses of $13.4 million and changes in our net working capital of $2.0 million, partially offset by non-cash-changes consisting primarily of $1.3 million for stock-based compensation and $0.2 million for depreciation and amortization. The difference between net cash used in operating activities and our net loss during the three months ended March 31, 2016 primarily related to non-cash charges including: $0.2 million for depreciation and amortization, $1.3 million for stock-based compensation and $1.8 million of cash provided by changes in our net working capital.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2017 was primarily due to the purchases of $11.5 million of investment securities offset by the maturity of $16.2 million of investment securities. Net cash provided by investing activities for the three months ended March 31, 2016 was primarily due to the maturity of $24.7 million of investment securities offset by purchases of $10.0 million of investment securities. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs.

Financing activities. Net cash provided by in financing activities for the three months ended March 31, 2017 was $25,000 and consisted of proceeds from stock option exercises. Net cash used in financing activities for the three months ended March 31, 2016 was $0.8 million and consisted primarily of $0.8 million of principal payments on the SVB Loan.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes.  These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the three months ended March 31, 2017, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2016.

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements, refer to Item 1 of Part I, Notes to Condensed Consolidated Financial Statements (unaudited) – Note 1 – Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents, and available-for-sale investments totaling of $61.9 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2016, the increase would not have had a material effect on the fair market value of our portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Accordingly, our preclinical and clinical studies should not be relied upon as evidence that any future clinical trials will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical trial designs or results, and initial results may not be confirmed upon full analysis of the complete study data. In particular, Resolaris may not achieve positive results in any future clinical trials in RMICs, and any results observed in our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B may not be predictive of results for any such future clinical studies. Stalaris may not achieve positive results in our planned clinical trials in healthy subjects and in RPICs or any other clinical studies. In addition, study data from our clinical trials in adult patients might not be predictive of safety, tolerability, immunogenicity or activity in young adults and children. Additionally, Resolaris and Stalaris may fail to show the desired safety and efficacy in later stages of clinical development, such as pivotal clinical trials, despite having successfully advanced through initial clinical trials. Any failure of Resolaris, Stalaris or any other product candidates that we may develop at any stage in the clinical development process would have a material adverse impact on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to leverage our discovery engine to identify Physiocrines that exhibit activity in physiological disease pathways of interest, and to develop product candidates that are suitable for therapeutic application. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating rare or more common diseases. Our research programs, including Project ORCA, may initially show promise in identifying potential product candidates, such as Stalaris, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

In addition, the manufacture of Resolaris and any other Physiocrine-based therapeutics that we may develop presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. We have changed cell lines for the production of Resolaris in connection with our engagement of a new CDMO to meet our projected needs for pivotal clinical trials and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although Physiocrines represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each Physiocrine has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as Stalaris, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other Physiocrines. Currently, we are producing our Stalaris molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $13.4 million and $16.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $229.4 million.

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

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;
•	obtaining market acceptance of Physiocrine-based therapeutics and our product candidates as viable treatment options for our target indications;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	identifying and validating new Physiocrine-based therapeutic product candidates;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

As of March 31, 2017, our cash, cash equivalents and available-for-sale investments were approximately $61.9 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

We are engaged in the development of medicines for severe, rare diseases, which is a competitive and rapidly changing field. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. In the area of rare myopathies with an immune component, we expect to face competition from a number of companies, academic institutions and other organizations, including Sarepta Therapeutics, PTC Therapeutics, Inc., Marathon Pharmaceuticals, Santhera Pharmaceuticals, Italfarmaco S.p.A, Summit Therapeutics, Catabasis Pharmaceuticals, Inc., FibroGen, Inc., F. Hoffmann-La Roche AG, Bristol Myers Squibb, Milo Biotechnology, LLC, Nobelpharma Co. Ltd., Pfizer, Inc., and Ultragenyx Pharmaceuticals, that are engaged in the clinical development of therapeutics to address muscle loss and muscle weakness in a variety of indications. More specifically, in the area of LGMD, we are aware of a number of academic institutions engaged in the clinical development of therapeutics, including Genethon, a not-for-profit research laboratory created by the Association Française contre les Myopathies, or French Muscular Dystrophy Association, which has completed an experimental Phase 1 clinical trial in LGMD2C using gene therapy; Nationwide Children’s Hospital, which is currently conducting a Phase 1/2a clinical trial of an AAV vector to transport the alpha-sarcoglycan gene into muscles in LGMD2D; and NeuroGen Brain and Spine Institute in India, which is currently conducting a Phase 1 clinical trial in an unspecified form of LGMD using stem cell therapy. In addition, Pfizer currently has a program Domagrozumab (PF-06252616) which is in Phase 1b/2 clinical trials for the treatment of LGMD2I as well as a Phase 2 program for DMD. Although there are currently no approved products for the treatment of FSHD, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it initiated a Phase 2 trial in the fourth quarter of 2016. In addition, Facio Therapies, Novogen, Fulcrum Therapeutics, Ultragenyx Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc. are developing chemical compounds that may repress one of the causal genes responsible for FSHD. In the area of DMD, two therapies have been approved in the last 12 months: Exondys 51 from Sarepta and Emflaza from Marathon Pharmaceuticals. Exondys 51 is an antisense oligonucleotide indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. Emflaza is a steroid for the treatment of DMD in patients over five years of age and PTC Therapeutics, Inc. recently acquired all rights to Emflaza. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

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

We have filed U.S. trademark applications for the Resolaris and Stalaris marks but they have not yet matured to registration, and we have yet to file any foreign trademark applications for the Resolaris or Stalaris marks. The USPTO has examined our U.S. application for the Resolaris mark and there are no outstanding objections to the application.  The USPTO has examined our application to register the Stalaris mark and recently issued an initial refusal based on a perceived likelihood of confusion with the mark Stelara, which is the subject of two registrations owned by Johnson & Johnson (“J&J”) covering various biopharmaceutical and dermo-cosmetic care preparations. Our deadline to respond to that initial refusal is October 21, 2017, and we may be unable to overcome the refusal. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademark applications or registrations (although our US application for the Resolaris mark made it through the opposition period unchallenged), and our trademark applications or registrations may not survive such proceedings.

Furthermore, third parties have alleged, and may allege in the future, that the Resolaris or Stalaris marks in particular or any other trademark or trade name that we elect to use for our product candidates, may cause confusion in the marketplace. Specifically, in April 2015, Alexion Pharmaceuticals (Alexion) sent a letter to our counsel alleging that our anticipated use of the Resolaris trademark would cause patients, practitioners and researchers to mistakenly associate us with Alexion or its Soliris product. Alexion claims ownership of a U.S. trademark registration for its Soliris mark. Alexion concluded its letter by requesting that we select a new name for our Resolaris product and withdraw our pending trademark application for the mark. In February 2017, our counsel received a letter from counsel to Novartis AG (Novartis) alleging that our anticipated use of the Stalaris trademark would cause consumer confusion with its Ilaris product. Novartis claims ownership of a U.S. trademark registration for its Ilaris mark. Additionally, Novartis also expressed concerns about the potential for confusion between the Resolaris mark and Novartis’ Ilaris mark. Novartis concluded its letter by demanding that we abandon our U.S. trademark application for the Stalaris mark. Finally, in April 2017, our counsel received a letter from counsel to J&J claiming ownership of common law rights and two U.S. trademark registrations for the trademark Stelara.  J&J’s letter alleges that our anticipated use of the Stalaris mark would lead consumers to falsely believe it is selling, endorsing or sponsoring our products sold under the Stalaris mark. J&J concluded its letter by demanding that we withdraw our trademark application and cease plans to use the Stalaris mark.

We evaluate such actual and potential allegations in the course of our business, and such evaluations may cause us to change our commercialization or branding strategy for our product candidates, which may require us to incur additional costs. In particular, we are assessing the allegations by Alexion, Novartis and J&J and will determine whether we need to, or should, select a different name for the product or contest any trademark enforcement actions. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

We currently conduct research activities through our majority-owned (98%) Hong Kong subsidiary, Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted our Phase 1b/2 clinical trials, and may conduct future clinical trials, in the European Union. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including:

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

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

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

We are located in San Diego, California and our manufacturing activities are conducted by contract manufacturing organizations at various locations in the United States. We currently anticipate that if Resolaris receives marketing approval, commercial production may take place in the United States and/or the United Kingdom. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As of May 10, 2017, based on the latest information publicly available to us, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 69% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the pricing of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have also registered all common stock that we may issue under our employee benefits plans as well as shares of common stock underlying an option to purchase up to 145,000 shares of our common stock that was granted as an inducement grant. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

aTyr Pharma, Inc.

Date: May 11, 2017	By:	/s/ John D. Mendlein
John D. Mendlein, Ph.D. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Senior Vice President, Finance (Principal Financial and Accounting Officer)

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on September 18, 2007	S-1	333-203272	4.2	April 6, 2015
4.3	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
10.1	Second Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in-interest to BMR-John Hopkins Court, LLC), dated April 27, 2017	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith