Form 10-Q
period 2017-06-30
aTYR PHARMA INC
filed 2017-08-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

As of August 4, 2017, there were 23,839,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,915	$38,388
Available-for sale investments, short-term	21,306	33,759
Prepaid expenses and other assets	1,877	2,621
Total current assets	59,098	74,768
Available-for sale investments, long-term	—	4,002
Property and equipment, net	2,003	1,421
Other assets	371	333
Total assets	$61,472	$80,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,669	$2,606
Accrued expenses	4,194	5,450
Current portion of deferred rent	—	130
Current portion of long-term debt	2,786	339
Total current liabilities	9,649	8,525
Long-term debt, net of current portion and issuance costs	11,792	9,198
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $0.001 par value; authorized shares – 150,000,000 as of June 30, 2017 and December 31, 2016; issued and outstanding shares – 23,837,204 and 23,744,832 as of June 30, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	281,586	278,832
Accumulated other comprehensive loss	(57)	(76)
Accumulated deficit	(241,522)	(215,979)
Total stockholders’ equity	40,031	62,801
Total liabilities and stockholders’ equity	$61,472	$80,524

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Operating expenses:
Research and development	$8,420	$11,307	$17,624	$23,307
General and administrative	3,487	4,126	7,494	8,241
Total operating expenses	11,907	15,433	25,118	31,548
Loss from operations	(11,907)	(15,433)	(25,118)	(31,548)
Other income (expense), net	(231)	50	(425)	78
Net loss	(12,138)	(15,383)	(25,543)	(31,470)
Net loss per share, basic and diluted	$(0.51)	$(0.65)	$(1.07)	$(1.33)
Weighted average common shares outstanding, basic and diluted	23,810,112	23,672,527	23,774,736	23,655,366

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Net loss	$(12,138)	$(15,383)	$(25,543)	$(31,470)
Other comprehensive gain:
Change in unrealized gain (loss) on available for sale investments, net of tax	11	38	19	190
Comprehensive loss	$(12,127)	$(15,345)	$(25,524)	$(31,280)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(25,543)	$(31,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	457
Stock-based compensation	2,460	2,653
Accretion of debt discount	76	97
Amortization of premium of available-for-sale investment securities	113	397
Deferred rent	(130)	(154)
Changes in operating assets and liabilities
Prepaid expenses and other assets	706	394
Accounts payable and accrued expenses	(1,246)	1,147
Net cash used in operating activities	(23,164)	(26,479)
Cash flows from investing activities:
Purchases of property and equipment	(711)	(490)
Purchases of available-for-sale investment securities	(11,489)	(21,924)
Maturities of available-for-sale investment securities	27,850	40,651
Net cash provided by investing activities	15,650	18,237
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	23	19
Proceeds through employee stock purchase plan	88	75
Proceeds from borrowing, net	4,930	—
Repayments on loans payable	—	(1,686)
Net cash provided by (used in) financing activities	5,041	(1,592)
Net change in cash and cash equivalents	(2,473)	(9,834)
Cash and cash equivalents at beginning of period	38,388	53,025
Cash and cash equivalents at the end of period	$35,915	$43,191

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2017, we had an accumulated deficit of $241.5 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $57.2 million as of June 30, 2017 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 3,188 and 29,468 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended June 30, 2017 and 2016, respectively. We have excluded 6,142 and 33,265 shares subject to repurchase from the weighted average number of common shares outstanding for the six months ended June 30, 2017 and 2016, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock, restricted stock units and options outstanding under our stock option plan and employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three and Six Months Ended
	2017	2016
Warrants for common stock	163,178	25,970
Common stock options and awards	4,826,424	3,949,219
Employee stock purchase plan	38,862	30,478
	5,028,464	4,005,667

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for the annual periods beginning after December 15, 2017.  Early adoption is permitted. We do not expect that the adoption of ASU 2017-09 will have a material impact on our consolidated financial position or results of operations.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in corporate debt securities and commercial paper. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017:
Assets:
Current:
Cash equivalents	$21,100	$21,100	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	3,852	—	3,852	—
Commercial paper	6,534	—	6,534	—
Corporate debt securities	10,920	—	10,920	—
Sub-total short-term investments	21,306	—	21,306	—
Total assets measured at fair value	$42,406	$21,100	$21,306	$—
As of December 31, 2016:
Assets:
Current:
Cash equivalents	$29,251	$29,251	$—	$—
Available-for-sale investments, short-term:
Commercial paper	7,843	—	7,843	—
Corporate debt securities	20,913	—	20,913	—
United States Treasury securities	5,003	5,003	—	—
Sub-total short-term investments	33,759	5,003	28,756	—
Available-for-sale investments, long-term:
Asset-backed securities	4,002	—	4,002	—
Sub-total long-term investments	4,002	—	4,002	—
Total assets measured at fair value	$67,012	$34,254	$32,758	$—

As of June 30, 2017 and December 31, 2016 available-for-sale investments are detailed as follows (in thousands):

	June 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$3,853	—	(1)	$3,852
Commercial paper	6,534	—	—	6,534
Corporate debt securities	10,927	—	(7)	10,920
	$21,314	$—	$(8)	$21,306

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$7,843	$—	$—	$7,843
Corporate debt securities	20,942	—	(29)	20,913
United States Treasury securities	5,002	1	—	5,003
	$33,787	$1	$(29)	$33,759
Available-for-sale investments, long-term:
Asset-backed securities	$4,001	$1	$—	$4,002
	$4,001	$1	$—	$4,002

As of June 30, 2017, all of our available-for-sale investments have effective maturity dates of less than one year. As of June 30, 2017, there are 9 available-for-sale investments in a gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of June 30, 2017.

3. Debt, Commitments and Contingencies

Term Loan

In November 2016, we entered into a loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar) to borrow up to $20.0 million, issuable in three separate tranches of $10.0 million, $5.0 million and $5.0 million, respectively. The first tranche of $10.0 million was funded on November 18, 2016 (Term A Loan). Under the Term A Loan, we received cash proceeds of $7.3 million, net of a $2.6 million repayment of the principal, accrued interest and the $0.5 million final payment under our previous $10.0 million loan and security agreement with SVB (SVB Loan). We did not pay any termination or other fees in connection with the repayment of amounts due under the SVB Loan.

In June 2017, we entered into an amendment of the Loan Agreement which modifies certain conditions under which we may receive and repay term loans under the Loan Agreement. The Loan Agreement, as amended, provides that (i) up to $5.0 million in the second tranche of term loans could be drawn down by us at any time before the earlier of June 30, 2017 or an event of default, at our discretion, and (ii) an additional $5.0 million in the third tranche of term loans may be drawn down by us at any time after June 30, 2017 and before the earlier of December 31, 2017 or an event of default, at our discretion, subject to achievement of certain milestones.  In connection with the amendment to the Loan Agreement, the second tranche of $5.0 million was funded on June 30, 2017 (Term B Loan). We received cash proceeds of $4.9 million, net of debt issuance cost of $0.1 million. If we fail to meet certain milestones set forth in the Loan Agreement, as amended, by August 31, 2017, then we will be required to secure the Term B Loan with $5.0 million of cash until such time that those milestones are met.  If such milestones are not met by October 31, 2017, we have the option to maintain the cash security for the Term B Loan or prepay the Term B Loan without the prepayment fee described below.

Pursuant to the Loan Agreement, as amended, we are obligated to make interest only payments through December 1, 2017, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The interest only payments will be extended to June 1, 2018 upon achievement of certain milestones as set forth in the Loan Agreement, as amended. The Term A Loan and Term B Loan (collectively, the Term Loans) bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The Loan Agreement, as amended, provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the third tranche, payable no later than the expiration date for the third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default. No such events have occurred or are anticipated as of June 30, 2017.

As of June 30, 2017, the carrying value of our Term Loans consist of $15.0 million principal outstanding less the debt issuance costs of $0.7 million. The debt issuance costs have been recorded as a debt discount of long-term debt in our balance sheet, which are being accreted to interest expense over the life of the Term Loans. The final maturity payment of $1.3 million is being accrued over the life of the Term Loans through interest expense.

In connection with the Term A Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the Term B Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years.

Future principal payments for the Term Loan and the final payment are as follows (in thousands):

June 30, 2017
2017	$370
2018	4,628
2019	5,023
2020	6,292
$16,313

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

Rent expense for the three months ended June 30, 2017 and 2016 was $0.3 million and $0.1 million, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $0.4 million and $0.2 million, respectively.

  Future minimum payments under the non-cancelable operating lease as of June 30, 2017 were as follows (in thousands):

Operating Lease
2017	$543
2018	1,108
2019	420
$2,071

Research Agreements and Funding Obligations (Related Party Transactions)

We provide funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We have entered into additional amendments to our research funding and option agreement in 2016 and 2017 to provide additional funding to TSRI through March 31, 2017. For the three months ended June 30, 2017 and 2016, the additional funding expense recorded for TSRI was $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, the additional funding expense recorded for TSRI was $0.5 million and $0.4 million, respectively. Paul Schimmel, Ph.D., a member of our board of directors, is a board and faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended June 30, 2017 and 2016, we provided charitable donations to the National Foundation for Cancer Research of $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2017 and 2016, we provided charitable donations to the National Foundation for Cancer Research of $0.2 million and $0.2 million, respectively. We have requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of Dr. Schimmel.

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

June 30,
2017
Common stock warrants	163,178
Common stock options and awards outstanding	4,826,424
Shares available under the 2015 Plan	655,253
Shares available under the 2015 ESPP	614,115
6,258,970

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2017:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	4,014,988	$6.73
Granted	1,031,419	$3.27
Exercised	(26,148)	$0.88
Canceled/forfeited/expired	(257,199)	$6.44
Outstanding as of June 30, 2017	4,763,060	$6.03

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	5.50 – 6.07	5.50 – 6.08	5.5 – 6.07	5.50 – 6.08
Risk-free interest rate	1.9% – 2.1%	1.4% – 1.6%	1.9% – 2.1%	1.4% – 1.9%
Expected volatility	114.3% – 124.4%	81.5% – 82.5%	104.0% – 124.4%	81.2% – 82.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2017:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2016	76,713	$4.95
Granted	22,000	$3.30
Released	(35,349)	$5.00
Balance as of June 30, 2017	63,364	$4.35

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$423	$527	$867	$1,074
General and administrative	760	846	1,593	1,579
	$1,183	$1,373	$2,460	$2,653

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

Overview

We engage in the discovery and clinical development of innovative medicines for patients suffering from severe, rare diseases using our knowledge of Physiocrine biology, a newly discovered set of immunological and physiological pathways.  Through our research efforts, we believe that Physiocrines evolved over billions of years to promote homeostasis in complex organisms.  We have evidence to support that some of these proteins evolved to govern and orchestrate the mammalian immune system. We believe immune imbalance is underappreciated in many disease types and may ultimately be responsible for much of the pathophysiology associated with a number of important genetic and immunology based diseases.

By focusing on immune pathways in disease, we believe our therapeutic candidates have the potential to restore patients to a healthier state, achieve homeostatic balance and ultimately lead to improved clinical outcomes. To date, our discovery efforts have generated three immunology-based investigational innovative therapeutic programs in three different therapeutic areas:

•

Resolaris:  We internally discovered and developed Resolaris, our first Physiocrine-based therapeutic candidate, based on a protein naturally secreted from muscle that acts on T-cells at the tissue level to promote healthier muscle. We believe this may translate into an innovative therapeutic for rare genetic myopathies with an immune component (e.g. T-cells in the patients’ muscle), including limb-girdle muscular dystrophy (LGMD), facioscapulohumeral muscular dystrophy (FSHD), and Duchenne muscular dystrophy (DMD).  Resolaris also represents an example of our first therapeutic modality – natural protein therapy – adding back a pathway that is insufficiently produced by the human body to counteract disease. We have completed a robust Phase 1b/2 program with Resolaris, including: our first exploratory Phase 1b/2 trial in adult patients with FSHD (002 Study); a study in patients with early onset FSHD (003 Study); a study in adult patients with FSHD or a second rare genetic myopathy, LGMD2B (004 Study); a long-term safety extension study for patients from our 002 Study (005 Study); and a long-term safety extension for patients from our 003 and 004 Studies (006 Study).

•

iMod.Fc:  Our scientists successfully engineered the first fusion protein with a Physiocrine, iMod.Fc, to provide designed properties to enhance the immuno-modulatory aspects of a Physiocrine in vivo. We plan to develop iMod.Fc as a potential therapeutic for patients with rare pulmonary diseases with an immune component, including interstitial lung disease. This fusion protein, which utilizes the Fc region of an antibody, also potentially represents a novel Fc-Physiocrine platform for future Physiocrine-based therapies.

•

Project ORCA:  Our third program represents a third therapeutic modality distinct from Resolaris or iMod.Fc. ORCA is a preclinical research program that targets a novel, proprietary immuno-oncology pathway using antibodies to change levels of Resokine in tumor settings. We believe tumors, across multiple tumor types, utilize Resokine to evade immune system responses.

Our expansive Physiocrine patent estate provides us with potential product protection as we pioneer this new and important area of human biology. To protect our industry unique pipeline based on our proprietary new biology, we have built an intellectual property estate comprising over 220 issued patents or allowed patent applications that are owned or exclusively licensed by us, including over 300 potential Physiocrine-based protein compositions. We believe it is in the best interest of our stakeholders, including patients, caregivers, and our stockholders, to advance one or more of our three current programs based on Physiocrine biology with the expertise of or funding from appropriate strategic partners.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through June 30, 2017, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our initial public offering (IPO), private placement of common stock and redeemable convertible preferred stock and convertible promissory notes, commercial bank debt, a convertible promissory note issued to our landlord and term loans.

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

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the six months ended June 30, 2017 and 2016, we have incurred consolidated net losses of $25.5 million and $31.5 million, respectively. As of June 30, 2017, we had an accumulated deficit of $241.5 million.

Substantially all of our net losses resulted from costs incurred in connection with our development of and clinical trials for Resolaris, our other research and development programs (including iMod.Fc and Project ORCA) and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, at least until we apply for and receive regulatory approval for Resolaris, iMod.Fc, product candidates from Project ORCA or another product candidate and generate substantial revenues from its commercialization, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the nature and extent of our research and development expenses and clinical trials. We expect our expenses will fluctuate in connection with our ongoing activities as we:

•	conduct clinical trials of Resolaris, iMod.Fc and any additional product candidates we may develop, including any product candidates from Project ORCA;
•	continue our research and product development efforts;
•	manufacture preclinical study and clinical trial materials;
•	expand, protect and maintain our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•

hire additional staff, including clinical, operational, financial and technical personnel, if and when necessary, to execute on our business plan and create additional infrastructure to support our operations as a public company; and

•	implement operational, financial and management systems.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all.  If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of June 30, 2017. All intercompany transactions and balances are eliminated in consolidation.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will decrease in the current year and will consist primarily of costs related to advancing our iMod.Fc program into clinical development and research, discovery and development activities relating to our discovery engine for therapeutics based on Physiocrine biology, including Project ORCA.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of Resolaris, iMod.Fc and any other product candidates that we may develop, including product candidates from Project ORCA. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting, legal services, expenses associated with applying for and maintaining patents, costs of insurance, costs of various consultants, occupancy costs, information systems costs and depreciation.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our Term Loans outstanding with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase /
	2017	2016	(Decrease)
Research and development expenses	$8,420	$11,307	$(2,887)
General and administrative expenses	3,487	4,126	(639)
Other income (expense)	(231)	50	(281)

Research and development expenses. Research and development expenses were $8.4 million and $11.3 million for the three months ended June 30, 2017 and 2016, respectively. The decrease of $2.9 million was due primarily to a $2.2 million decrease related to Resolaris clinical trial costs and $0.6 million decrease related to manufacturing costs incurred in support of Resolaris.

General and administrative expenses. General and administrative expenses were $3.5 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively. The decrease of $0.6 million was due primarily to a $0.4 million reduction in professional fees.

Other income (expense), net. Other expense was $0.2 million for the three months ended June 30, 2017 and other income was $50,000 for the three months ended June 30, 2016. The change was primarily a result of increased interest expense related to our Term Loans.

Comparison of the Six Months Ended June, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase /
	2017	2016	(Decrease)
Research and development expenses	$17,624	$23,307	$(5,683)
General and administrative expenses	7,494	8,241	(747)
Other income (expense)	(425)	78	(503)

Research and development expenses. Research and development expenses were $17.6 million and $23.3 million for the six months ended June 30, 2017 and 2016, respectively. The decrease of $5.7 million was due primarily to $4.2 million decrease related to manufacturing costs incurred in support of Resolaris and $2.3 million decrease related to Resolaris clinical trial costs. The decrease was partially offset by an increase of $1.0 million related to research and non-clinical development costs incurred for iMod.Fc.

General and administrative expenses. General and administrative expenses were $7.5 million and $8.2 million for the six months ended June 30, 2017 and 2016, respectively. The decrease of $0.7 million was due primarily to a $0.4 million decrease in professional fees.

Other income (expense), net. Other expense was $0.4 million for the six months ended June 30, 2017 and other income was $78,000 for the six months ended June 30, 2016. The change was primarily a result of increased interest expense related to our Term Loans.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2017, we had an accumulated deficit of $241.5 million and we expect to continue to incur net losses for the foreseeable future.   We believe that our existing cash, cash equivalents and available-for-sale investments, of $57.2 million as of June 30, 2017 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through June 30, 2017, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of redeemable convertible preferred stock and convertible promissory notes and debt financing.

Debt Financing

In November 2016, we entered into a loan and security agreement (the Loan Agreement) with SVB and Solar to borrow to $20.0 million, issuable in three separate tranches of $10.0 million, $5.0 million and $5.0 million, respectively. The first tranche of $10.0 million was funded on November 18, 2016 (Term A Loan). Under the Term A Loan, we received cash proceeds of $7.3 million, net of a $2.6 million repayment of the principal, accrued interest and $0.5 million final payment under our previous $10.0 million loan and security agreement with SVB (SVB Loan). We did not pay any termination or other fees in connection with the repayment of amounts due under the SVB Loan.

In June 2017, we entered into an amendment of the Loan Agreement which modifies certain conditions under which we may receive and repay term loans under the Loan Agreement. The Loan Agreement, as amended, provides that (i) up to $5.0 million in the second tranche of term loans could be drawn down by us at any time before the earlier of June 30, 2017 or an event of default, at our discretion, and (ii) an additional $5.0 million in the third tranche of term loans may be drawn down by us at any time after June 30, 2017 and before the earlier of December 31, 2017 or an event of default, at our discretion, subject to achievement of certain milestones. In connection with the amendment to the Loan Agreement, the second tranche of $5.0 million was funded on June 30, 2017 (Term B Loan). We received cash proceeds of $4.9 million, net of debt issuance costs of $0.1 million. If we fail to meet certain milestones set forth in the Loan Agreement, as amended, by August 31, 2017, then we will be required to secure the Term B Loan with $5.0 million of cash until such time that those milestones are met.  If such milestones are not met by October 31, 2017, we have the option to maintain the cash security for the Term B Loan or prepay the Term B Loan without the prepayment fee described below.

Pursuant to the Loan Agreement, as amended, we are obligated to make interest only payments through December 1, 2017, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The interest only payments will be extended to June 1, 2018 upon achievement of certain milestones as set forth in the Loan Agreement, as amended. The Term A Loan and Term B Loan (collectively, as Term Loans) bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The Loan Agreement, as amended, provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the third tranche, payable no later than the expiration date for the third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default. No such events have occurred or are anticipated as of June 30, 2017.

In connection with the Term A Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the Term B Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(23,164)	$(26,479)
Investing activities	15,650	18,237
Financing activities	5,041	(1,592)
Net decrease in cash	$(2,473)	$(9,834)

Operating activities. Net cash used in operating activities was $23.2 million and $26.5 million for the six months ended June 30, 2017 and 2016, respectively. The difference between net cash used in operating activities and our net loss during the six month ended June 30, 2017 was due primarily to our net losses of $26.0 million and changes in our net working capital of $0.5 million, partially offset by non-cash-charges consisting primarily of $2.5 million for stock-based compensation and $0.4 million for depreciation and amortization. The difference between net cash used in operating activities and our net loss during the six months ended June 30, 2016 was due primarily to our net losses of $31.5 million, non-cash charges consisting of $2.6 million for stock-based compensation and $0.5 million for depreciation and amortization, and changes in our working capital of $1.5 million.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2017 was primarily due to the maturity of $27.9 million of investment securities offset by purchases of $11.5 million of investment securities and $0.7 million of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2016 was due primarily to the maturities of $40.7 million of investment securities offset by the purchases of $21.9 million of investment securities and $0.5 million of property and equipment. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs.

Financing activities. Net cash provided by in financing activities for the six months ended June 30, 2017 was $5.0 million and consisted primarily of proceeds from the Term B Loan. Net cash used in financing activities for the six months ended June 30, 2016 was $1.6 million and consisted primarily of principal payments on the SVB Loan.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates in clinical development, continue our research and development activities with respect to potential therapeutics based on Physiocrine biology, and seek marketing approval for Resolaris, iMod.Fc and other product candidates that we may develop, including product candidates from Project ORCA. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our clinical trials of Resolaris and iMod.Fc;
•	the scope, progress, results and costs of preclinical development, and clinical trials for our other product candidates, including product candidates from Project ORCA;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and/or licensing arrangements. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Term Loan, principal payments including final payment	$16,313	$3,026	$10,120	$3,167	$—
Operating lease (1)	2,071	998	1,073	—	—
Total	$18,384	$4,024	$11,193	$3,167	$—
(1)	Our operating lease obligations relate to our corporate headquarters in San Diego, California. We have 24,494 square feet of office and laboratory space under an operating lease that expires May 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents, and available-for-sale investments totaling of $57.2 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of June 30, 2017, the increase would not have had a material effect on the fair market value of our portfolio.

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

Our Term Loans bear interest at variable rates equal to the sum of the prime rate, as reported in the Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. Accordingly, increases in these published rates would increase our interest payments under the Term Loans. A one percentage point increase in interest rates would increase expense by approximately $0.2 million annually and would not materially affect our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

Risks related to the discovery, development and regulation of our product candidates based on Physiocrine biology

Resolaris, iMod.Fc and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.

We have concentrated our research and development efforts on Physiocrine biology, a new area of biology. Our future success is highly dependent on the successful development of product candidates based on Physiocrine biology, including Resolaris, iMod.Fc and additional product candidates arising from the Resokine pathway, including potential candidates from Project ORCA or other pathways. Physiocrine-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, Physiocrines represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of Physiocrines and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates or experience significant delays in doing so, our business will be materially harmed.

To date, we have expended significant time, resources and effort on the discovery and development of Resolaris, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of Resolaris in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. We have not yet commenced clinical development of iMod.Fc. Our Project ORCA program is a preclinical program and we have yet to select a therapeutic candidate for development. We currently generate no revenue from the sale of any product, and our ability to generate product revenues and to achieve commercial success, which we do not expect will occur for many years, if ever, will initially depend on our ability to successfully develop, obtain regulatory approval for and commercialize our therapeutic candidates in the United States and any foreign jurisdictions. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for Resolaris or iMod.Fc, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

Data generated in our preclinical studies and patient sample data relating to the Resokine pathway may not be predictive or indicative of the immuno-modulatory activity or therapeutic effects, if any, of our product candidates in patients.

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from nonclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with rare genetic myopathies with an immune component, or RMICs, which forms the basis for our clinical trials of Resolaris in FSHD and limb-girdle muscular dystrophy 2B, or LGMD2B, nor have we evaluated the activity of the Resokine pathway in patients with interstitial lung disease, or ILD. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations in RMICs or rare pulmonary diseases with an immune component, or RPICs. In addition, our classification of diseases based on the existence of immune cell invasion (RMICs and RPICs) and our hypothesis that these represent potential indications for Resolaris and iMod.Fc may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immuno-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of Resolaris, iMod.Fc or other product candidates, including potential candidates from Project ORCA, will adversely affect our business, prospects, financial condition and results of operations.

We have not studied our therapeutic product candidates in any human clinical trials designed primarily to show efficacy.

Preclinical and clinical data are often susceptible to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Accordingly, our preclinical and clinical studies should not be relied upon as evidence that any future clinical trials will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical trial designs or results, and initial results may not be confirmed upon full analysis of the complete study data. In particular, Resolaris may not achieve positive results in any future clinical trials in RMICs, and any results observed in our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B may not be predictive of results for any such future clinical studies. iMod.Fc may not achieve positive results in our planned clinical trials in healthy subjects and in RPICs or any other clinical studies. The results of preclinical studies for Project ORCA may not be indicative of the future success of product candidates developed in such program. Additionally, our therapeutic candidates may fail to show the desired safety and efficacy in later stages of clinical development, such as pivotal clinical trials, despite having successfully advanced through initial clinical trials. Any failure of our therapeutic product candidates at any stage in the clinical development process would have a material adverse impact on our business, prospects, financial condition and results of operations.

Because we are developing novel product candidates for the treatment of diseases in which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our initial clinical focus is on the development of Physiocrine-based therapeutics for the treatment of rare diseases, including FSHD, LGMD2B and potentially DMD, where patients may benefit from the activation of immuno-modulatory pathways. There are currently no approved treatments for FSHD or LGMD2B. As a result, the design and conduct of clinical trials for these indications are subject to increased risk, and we may experience setbacks with our clinical trials for Resolaris or other product candidates that we may develop because of the limited clinical experience in our target indications. In particular, regulatory authorities in the United States and European Union have not issued definitive guidance as to how to measure and achieve efficacy. In later stage trials, we may not achieve a pre-specified endpoint with statistical significance in our planned clinical trials of Resolaris in this indication or in other indications where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the chance of obtaining marketing approval for Resolaris. Additionally, it is difficult to establish clinically relevant endpoints for some of these indications because it may take a long time before any therapeutic effects of a drug can be observed.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our clinical trials of Resolaris in RMICs, planned clinical trials of iMod.Fc in RPICs, or any other clinical trials that we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. Following our submission of an investigational new drug application, or IND, to the FDA to evaluate Resolaris in our Phase 1b/2 trial in adult patients with FSHD in the United States, our IND was placed on full clinical hold to address the nonclinical issue of the comparability of the drug substance used in our preclinical toxicology studies to that used in our Phase 1 clinical trial and proposed for use in the U.S. clinical trial in FSHD patients. We responded to the FDA’s comparability request, and, in January 2015, our IND was removed from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND was placed on partial clinical hold, which prohibited the evaluation of Resolaris at doses higher than 3.0 mg/kg. The partial clinical hold was lifted in December 2016.  We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.  Any inability to initiate or complete our clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

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

In our Phase 1b/2 clinical trials, we have observed low levels of antibodies to Resolaris in some subjects in response to the administration of Resolaris. Although such elevated antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of Resolaris and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Other symptoms which may occur in this setting include fever, weight loss, fatigue, Raynaud’s phenomenon of the digits, rash and difficulty swallowing. Some patients in our Phase 1b/2 clinical trials have experienced generalized infusion related reactions, or IRRs, and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of Resolaris, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will continue to be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in future clinical trials, or result in the retention of patients in future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of Resolaris, iMod.Fc and any other product candidates. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials for Resolaris, iMod.Fc or other product candidates we may develop. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to leverage our discovery engine to identify Physiocrines that exhibit activity in physiological disease pathways of interest, and to develop product candidates that are suitable for therapeutic application. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating rare or more common diseases. Our research programs, including Project ORCA, may initially show promise in identifying potential product candidates, such as iMod.Fc, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We may encounter difficulties enrolling patients in our clinical trials for a variety of reasons, including the limited number of patients who have the diseases for which certain of our product candidates are being studied, which could delay or halt the clinical development of our product candidates.

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. In particular, each of the conditions for which we evaluated Resolaris is a rare disease with limited patient pools from which to draw for clinical trials. For example, while estimates of FSHD prevalence vary, studies exploring the topic have identified average prevalence rates of approximately one in 17,000. Applying this rate to the U.S. population, as of November 1, 2014, yields a domestic FSHD population of approximately 19,000. In addition, we estimate that LGMD affects an estimated 16,000 patients in the U.S., approximately 3,000 of whom have LGMD2B. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates or limitations required by trial protocols.

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

Additionally, if patients are unwilling to participate in our clinical trials because of negative publicity from adverse events in our clinical trials or in the biotechnology or protein therapeutics industries or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development or termination of our clinical trials altogether. If we have difficulty enrolling and maintaining a sufficient number of patients to conduct our clinical trials as planned for any reason, we may need to delay, limit or terminate clinical trials, any of which would have an adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, the manufacture of Resolaris, iMod.Fc and any other Physiocrine-based therapeutics that we may develop presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. We have changed cell lines for the production of Resolaris in connection with our engagement of a new CDMO to meet our projected needs for pivotal clinical trials and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although Physiocrines represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each Physiocrine has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as iMod.Fc, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other Physiocrines. Currently, we are producing our iMod.Fc molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. With regard to Project ORCA, if we are successful in selecting an antibody IND candidate, we will work with third parties for cell line development and antibody manufacturing which may be subject to delays or staging based on our program priorities or other third party factors that may be beyond our control. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek morecostly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Even if Resolaris, iMod.Fc or any other product candidates that we may develop, including potential product candidates from Project ORCA, are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Because of our focus on treatments for severe, rare diseases, Resolaris, iMod.Fc and other product candidates that we develop may be subject to requests for treatment use under individual patient INDs, which would present a variety of risks.

FDA regulations permit an investigational drug or biologic to be used for the treatment of an individual patient by a licensed physician under certain circumstances if the patient has a serious disease or condition, generally defined as a disease or condition associated with morbidity that has a substantial impact on day-to-day functioning. We believe that Resolaris, iMod.Fc and other product candidates that we develop may be susceptible to physician requests for use in these settings given the severity of the disease indications that we are targeting and the limited availability of approved and other investigational therapeutics for these indications. The treatment use of our product candidates under individual patient INDs would present a number of risks, including the following:

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

Physicians may independently file individual patient INDs for Resolaris or, when in clinical trials, for iMod.Fc or one of our other product candidates. We may disagree with a physician’s or the FDA’s conclusion that our product candidate is suitable for evaluation under a particular individual patient IND, and any decision by us not to make our product candidate available for evaluation under this setting may subject us to negative publicity or market perception.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $25.5 million and $31.5 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $241.5 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, grant funding or strategic collaborations. We have not commenced pivotal clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which certain of our product candidates may ultimately receive regulatory approval are very small, we may never become profitable despite obtaining such market share and acceptance of such products.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we:

•	continue our research and preclinical and clinical development of Resolaris, iMod.Fc or any other product candidates that we may develop, including potential product candidates from Project ORCA;
•

initiate and conduct any additional preclinical studies, clinical trials or other studies for Resolaris, iMod.Fc and any other product candidates that we may develop, including potential product candidates from Project ORCA;

•	further develop the manufacturing process for our product candidates;
•	change or add additional manufacturers, including manufacturers of quantities of drug substance suitable for pivotal clinical trials and commercialization;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates, including potential product candidates from Project ORCA;
•	make milestone or other payments under our in-license agreements;
•	maintain, protect and expand our portfolio of owned and in-licensed intellectual property;
•	acquire or in-license other product candidates and technologies;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter challenges with any of the above.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, Resolaris, iMod.Fc and any other product candidates that we may develop, including potential product candidates from Project ORCA. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•

completing research, preclinical development and clinical development of Resolaris, iMod.Fc and other product candidates, including potential product candidates from Project ORCA, potentially with a partner in one or more of our programs;

•	seeking and obtaining regulatory approvals for product candidates for which we complete clinical trials;
•

developing a sustainable, scalable, reproducible, and transferable manufacturing process for Resolaris, iMod.Fc and any other product candidates that we may develop, including potential product candidates from Project ORCA;

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

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;
•	obtaining market acceptance of Physiocrine-based therapeutics and our product candidates as viable treatment options for our target indications;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	identifying and validating new therapeutic product candidates based on Physiocrine biology;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

Even if one of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, the competition we face, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently conducting three therapeutic programs in three different therapeutic areas.   The development of therapeutic product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities.

As of June 30, 2017, our cash, cash equivalents and available-for-sale investments were approximately $57.2 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

In November 2016, we entered into a loan and security agreement, or Loan Agreement, for a term loan with Silicon Valley Bank and Solar Capital Ltd., to borrow up to $20.0 million principal in new term loans, $10.0 million of which was funded in November 2016 and $5.0 million of which was funded in June 2017. The remaining $5.0 million is available for draw until December 31, 2017, at the Company’s discretion, subject to achievement of certain milestones. The Term Loan is secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

In addition, if we do not meet certain conditions set forth in the Loan Agreement, we may need to secure the second draw of $5.0 million with cash and we may not be able to draw the remaining $5.0 million available under the Term Loan, both of which could materially harm our financial condition. We may also incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness.

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

We currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, research and preclinical and clinical testing with respect to our product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for Resolaris, iMod.Fc and any other product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable study plan and protocols and cGCPs so long as we continue to develop and commercialize on our own.

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

We rely on third parties to manufacture our clinical supply of Resolaris, and we intend to rely on third parties to produce nonclinical, clinical and commercial supplies of iMod.Fc and any future product candidates.

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

We currently rely on a single CDMO for bulk drug substance for Resolaris for our projected needs for ongoing and anticipated pivotal clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing.  Similarly, we currently rely on a single CDMO for process development and scale-up of iMod.Fc. With regard to Project ORCA, if we are successful in selecting an antibody IND candidate, we plan to work with third party CDMOs for cell line development and antibody manufacturing. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

We rely on third parties to manufacture our product candidates, and we collaborate with various academic institutions in the development of our discovery engine for therapeutic applications based on Physiocrine biology. In connection with these activities, we are required, at times, to share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, any significant disruption in our relationships with our manufacturers could harm our business. There are a relatively small number of potential manufacturers for Resolaris, iMod.Fc and any other product candidates that we may develop, and such manufacturers may not be able to supply our drug products at the times we need them or on commercially reasonable terms. Any disruption to our relationship with our current manufacturers and any manufacturers that we contract with in the future will result in delays in our ability to complete the clinical development of, or to commercialize, Resolaris, iMod.Fc and any other product candidates we may develop, and may require us to incur additional costs.

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

We may also face competition from numerous companies in the field of RPICs, including both marketed products, such as Esbriet (pirfenidone) and Ofev (nintedanib), both of which were approved by the FDA for the treatment of IPF in October 2014, as well as numerous products in development, such as pamrevlumab (FibroGen).

The immuno-oncology subsector of the biotechnology and biopharmaceutical industries is characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property.  We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data from biological products already approved, but will not be able to get on the market until ten years after the time of approval. This ten-year period will be extended to 11 years if, during the first eight of those ten years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

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

We have not yet registered Resolaris as a trademark, and have recently abandoned our plans to use Stalaris as a trademark. Failure to secure or maintain adequate protection for our trademarks could adversely affect our business.

We have filed a U.S. trademark application for the Resolaris mark but it has not yet matured to registration, and we have yet to file any foreign trademark applications for the Resolaris mark. The USPTO has examined our U.S. application for the Resolaris mark and there are no outstanding objections to the application.  We recently abandoned plans to use the Stalaris mark following the USPTO’s examination of our application and based in part on its initial refusal to register the mark due to a perceived likelihood of confusion with the mark Stelara, which is the subject of two registrations owned by Johnson & Johnson (“J&J”) covering various biopharmaceutical and dermo-cosmetic care preparations.  In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademark applications or registrations (although our US application for the Resolaris mark made it through the opposition period unchallenged), and our trademark applications or registrations may not survive such proceedings.

Furthermore, third parties have alleged, and may allege in the future, that the Resolaris mark in particular or any other trademark or trade name that we elect to use for our product candidates, may cause confusion in the marketplace. Specifically, in April 2015, Alexion Pharmaceuticals (Alexion) sent a letter to our counsel alleging that our anticipated use of the Resolaris trademark would cause patients, practitioners and researchers to mistakenly associate us with Alexion or its Soliris product. Alexion claims ownership of a U.S. trademark registration for its Soliris mark. Alexion concluded its letter by requesting that we select a new name for our Resolaris product and withdraw our pending trademark application for the mark.  In addition, in January of 2013 Novartis AG (Novartis) filed an opposition against our U.S. application for the Resolaris mark (as well as applications for two other marks – Verlaris and Resokilaris) based on its U.S. trademark registration for the Ilaris mark.  In October of 2014, Novartis withdrew its opposition to the Resolaris application based on the fact that we voluntarily abandoned the applications for the Verlaris and Resokilaris marks.  At the time, counsel for Novartis indicated that while Novartis would not challenge our registration of the Resolaris mark, it remained concerned about potential confusion between the Resolaris and Ilaris marks and reserved the right to challenge the use of Resolaris if any such confusion were to arise.

In February 2017, our counsel received a letter from counsel to Novartis alleging that our anticipated use of the Stalaris trademark would cause consumer confusion with its Ilaris product. Additionally, Novartis also reiterated its concerns about the potential for confusion between the Resolaris mark and Novartis’ Ilaris mark. Novartis concluded its letter by demanding that we abandon our U.S. trademark application for the Stalaris mark. We have successfully negotiated a settlement of the matter with Novartis wherein we agreed to abandon plans to use the Stalaris mark, and Novartis agreed not to object to our use of the Resolaris mark so long as we work to mitigate any possibility of confusion between our Resolaris-branded product and Novartis’ Ilaris-branded product.  Finally, in April 2017, our counsel received a letter from counsel to J&J claiming ownership of common law rights and two U.S. trademark registrations for the trademark Stelara.  J&J’s letter alleged that our anticipated use of the Stalaris mark would lead consumers to falsely believe it is selling, endorsing or sponsoring our products sold under the Stalaris mark. J&J concluded its letter by demanding that we withdraw our trademark application and cease plans to use the Stalaris mark. We have communicated with J&J through counsel, and J&J confirms that it is satisfied that we have abandoned plans to use the Stalaris mark.

We evaluate such actual and potential allegations in the course of our business, and such evaluations have and may in the future cause us to change our commercialization or branding strategy for our product candidates, which may require us to incur additional costs. In particular, while matters appear to be resolved with Novartis and J&J, Alexion or another party may assert additional allegations against our trademarks in the future and we will determine as necessary whether we need to, or should, select a different name for the product or contest any trademark enforcement actions. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As we prepare for additional clinical trials of Resolaris and iMod.Fc and expand our other clinical development activities, as well as continue our operations as a public company, we may increase our full-time employee base and hire more consultants and contractors.  In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris, initiation of clinical activities for iMod.Fc and the development of additional product candidates, including potential candidates from Project ORCA. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of August 4, 2017, based on the latest information publicly available to us, our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 71% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through September 7, 2011 and determined that on November 30, 2006 an ownership change occurred, for which we have adjusted our NOL and research and development tax credit carryforwards. We completed an analysis through June 30, 2017 and determined that an ownership change occurred on April 9, 2013 and May 6, 2015 and are in the process of analyzing the impact to our NOL and research and development tax credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

aTyr Pharma, Inc.

Date: August 14, 2017	By:	/s/ John D. Mendlein
John D. Mendlein, Ph.D. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Senior Vice President, Finance (Principal Financial and Accounting Officer)

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on September 18, 2007	S-1	333-203272	4.2	April 6, 2015
4.3	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	—	—	—	Filed herewith
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	—	—	—	Filed herewith
10.1†	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated June 30, 2017	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

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