Form 10-Q
period 2017-09-30
aTYR PHARMA INC
filed 2017-11-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

As of November 7, 2017, there were 29,758,347 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,765	$38,388
Available-for-sale investments, short-term	60,616	33,759
Prepaid expenses and other assets	1,825	2,621
Total current assets	92,206	74,768
Available-for-sale investments, long-term	—	4,002
Property and equipment, net	2,191	1,421
Other assets	90	333
Total assets	$94,487	$80,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,592	$2,606
Accrued expenses	3,861	5,450
Current portion of deferred rent	—	130
Current portion of long-term debt, net of issuance costs	2,267	339
Total current liabilities	9,720	8,525
Long-term debt, net of current portion and issuance costs	12,479	9,198
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 5,000,000 at September 30, 2017 and December 31, 2016; Class X Convertible Preferred Stock issued and outstanding shares– 2,285,952 and no shares at September 30, 2017 and December 31, 2016, respectively	2	—
Common stock, $0.001 par value; authorized shares – 150,000,000 as of September 30, 2017 and December 31, 2016; issued and outstanding shares – 29,715,798 and 23,744,832 as of September 30, 2017 and December 31, 2016, respectively	30	24
Additional paid-in capital	325,031	278,832
Accumulated other comprehensive loss	(63)	(76)
Accumulated deficit	(252,712)	(215,979)
Total stockholders’ equity	72,288	62,801
Total liabilities and stockholders’ equity	$94,487	$80,524

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Operating expenses:
Research and development	$7,133	$10,395	$24,757	$33,702
General and administrative	3,694	3,470	11,188	11,711
Total operating expenses	10,827	13,865	35,945	45,413
Loss from operations	(10,827)	(13,865)	(35,945)	(45,413)
Other income (expense), net	(363)	46	(788)	124
Net loss	(11,190)	(13,819)	(36,733)	(45,289)
Net loss per share, basic and diluted	$(0.43)	$(0.58)	$(1.50)	$(1.91)
Weighted average common shares outstanding, basic and diluted	25,818,008	23,696,511	24,462,835	23,669,154

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Net loss	$(11,190)	$(13,819)	$(36,733)	$(45,289)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale investments, net of tax	(6)	(12)	13	178
Comprehensive loss	$(11,196)	$(13,831)	$(36,720)	$(45,111)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(36,733)	$(45,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	679
Stock-based compensation	3,649	3,877
Accretion of debt discount	133	130
Amortization of premium of available-for-sale investment securities	113	496
Deferred rent	(130)	(234)
Changes in operating assets and liabilities
Prepaid expenses and other assets	802	(937)
Accounts payable and accrued expenses	(444)	112
Net cash used in operating activities	(32,058)	(41,166)
Cash flows from investing activities:
Purchases of property and equipment	(1,152)	(554)
Purchases of available-for-sale investment securities	(65,302)	(26,244)
Maturities of available-for-sale investment securities	42,347	51,723
Net cash (used in) provided by investing activities	(24,107)	24,925
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	37	20
Proceeds through employee stock purchase plan	88	75
Proceeds from borrowing, net	4,930	—
Proceeds from issuance of securities of Private Placement, net of issuance cost	42,487	—
Repayments on loans payable	—	(2,547)
Net cash provided by (used in) financing activities	47,542	(2,452)
Net change in cash and cash equivalents	(8,623)	(18,693)
Cash and cash equivalents at beginning of period	38,388	53,025
Cash and cash equivalents at the end of period	$29,765	$34,332

Supplemental schedule of noncash investing and financing activities:
Private Placement issuance costs included in accounts payable and accrued expenses	$90	$—

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2017, we had an accumulated deficit of $252.7 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $90.4 million as of September 30, 2017 will be sufficient to meet our anticipated cash requirements for at least a period of one year from the filing date of this Quarterly Report.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 175 and 21,871 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended September 30, 2017 and 2016, respectively. We have excluded 4,607 and 29,467 shares subject to repurchase from the weighted average number of common shares outstanding for the nine months ended September 30, 2017 and 2016, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, restricted stock units and options outstanding under our stock option plan and employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three and Nine Months Ended September 30,
	2017	2016
Class X Convertible Preferred Stock (if-converted)	11,429,760	—
Warrants for common stock	6,642,332	25,970
Common stock options and restricted stock units	4,745,715	4,356,751
Employee stock purchase plan	38,862	37,944
	22,856,669	4,420,665

Convertible Preferred Stock

We apply the relevant accounting standards to distinguish liabilities from equity when assessing the classification and measurement of preferred stock. Preferred shares subject to mandatory redemptions are considered liabilities and measured at fair value. Conditionally redeemable preferred shares are considered temporary equity. All other preferred shares are considered as stockholders’ equity.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We generally use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those annual fiscal years. Early adoption is permitted for certain provisions. The adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial position or results of operations and whether we will adopt the guidance early.

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

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the carrying value of our Term Loans approximates its fair value. Investment securities are recorded at fair value.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Assets:
Current:
Cash equivalents	$17,907	$17,907	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,402	—	7,402	—
Commercial paper	21,193	—	21,193	—
Corporate debt securities	21,594	—	21,594	—
United States treasury securities	10,427	10,427	—
Sub-total short-term investments	60,616	10,427	50,189	—
Total assets measured at fair value	$78,523	$28,334	$50,189	$—
As of December 31, 2016:
Assets:
Current:
Cash equivalents	$29,251	$29,251	$—	$—
Available-for-sale investments, short-term:
Commercial paper	7,843	—	7,843	—
Corporate debt securities	20,913	—	20,913	—
United States treasury securities	5,003	5,003	—	—
Sub-total short-term investments	33,759	5,003	28,756	—
Available-for-sale investments, long-term:
Asset-backed securities	4,002	—	4,002	—
Sub-total long-term investments	4,002	—	4,002	—
Total assets measured at fair value	$67,012	$34,254	$32,758	$—

As of September 30, 2017 and December 31, 2016 available-for-sale investments are detailed as follows (in thousands):

	September 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$7,403	—	(1)	$7,402
Commercial paper	21,193	—	—	21,193
Corporate debt securities	21,601	—	(7)	21,594
United States treasury securities	10,433	—	(6)	10,427
	$60,630	$—	$(14)	$60,616

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$7,843	$—	$—	$7,843
Corporate debt securities	20,942	—	(29)	20,913
United States Treasury securities	5,002	1	—	5,003
	$33,787	$1	$(29)	$33,759
Available-for-sale investments, long-term:
Asset-backed securities	$4,001	$1	$—	$4,002
	$4,001	$1	$—	$4,002

As of September 30, 2017, all of our available-for-sale investments have effective maturity dates of less than one year. As of September 30, 2017, there are 18 available-for-sale investments in a gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of September 30, 2017.

3. Debt, Commitments and Contingencies

Term Loans

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

In June 2017, we entered into an amendment of the Loan Agreement which modifies certain conditions under which we may receive and repay term loans under the Loan Agreement. The Loan Agreement, as amended, provides that (i) up to $5.0 million in the second tranche of term loans could be drawn down by us at any time before the earlier of June 30, 2017 or an event of default, at our discretion, and (ii) an additional $5.0 million in the third tranche of term loans may be drawn down by us at any time after June 30, 2017 and before the earlier of December 31, 2017 or an event of default, at our discretion, subject to achievement of certain milestones.  In connection with the amendment to the Loan Agreement, the second tranche of $5.0 million was funded on June 30, 2017 (Term B Loan). We received cash proceeds of $4.9 million, net of debt issuance cost of $0.1 million. The amendment to the Loan Agreement was not a result of a troubled debt restructuring and did not result in modifications to the terms that were substantially different.

Pursuant to the Loan Agreement, as amended, we were originally obligated to make interest only payments through December 1, 2017, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. Upon achievement of certain milestones as set forth in the Loan Agreement, as amended, the interest only period was extended to June 1, 2018. The Term A Loan and Term B Loan (collectively, the Term Loans) bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The Loan Agreement, as amended, provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the third tranche, payable no later than the expiration date for the third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default. No such events have occurred or are anticipated as of September 30, 2017.

As of September 30, 2017, the carrying value of our Term Loans consist of $15.0 million principal outstanding less the debt issuance costs of $0.7 million. The debt issuance costs have been recorded as a debt discount of long-term debt in our balance sheet, which are being accreted to interest expense over the life of the Term Loans. The final maturity payment of $1.3 million is being accrued over the life of the Term Loans through interest expense.

In connection with the Term A Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the Term B Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. These warrants are included as issuance costs against the Term Loans and are amortized using the effective interest method.

Future principal payments for the Term Loans and the final payment are as follows (in thousands):

September 30, 2017
2017	$—
2018	3,500
2019	6,000
2020	6,813
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

Rent expense for the three months ended September 30, 2017 and 2016 was $0.3 million and $0.1 million, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively.

  Future minimum payments under the non-cancelable operating lease as of September 30, 2017 were as follows (in thousands):

Operating Lease
2017	$272
2018	1,108
2019	420
$1,800

Research Agreements and Funding Obligations (Related Party Transactions)

We provide funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We have entered into additional amendments to our research funding and option agreement in 2016 and 2017 to provide additional funding to TSRI. For the three months ended September 30, 2017, the additional funding expense recorded for TSRI was $0.3 million and zero for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, the additional funding expense recorded for TSRI was $0.7 million and $0.4 million, respectively. Paul Schimmel, Ph.D., a member of our board of directors, is a board and faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the three months ended September 30, 2017 and 2016, we provided no charitable contributions and $0.1 million of charitable contributions, respectively, to the National Foundation for Cancer Research. During the nine months ended September 30, 2017 and 2016, we provided charitable contributions to the National Foundation for Cancer Research of $0.2 million and $0.3 million, respectively. We have requested that the contributions be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of Dr. Schimmel.

4. Stockholders’ Equity

Private Placement of Common Stock, Convertible Preferred Shares and Common Stock Warrants

On August 27, 2017, we entered into a Securities Purchase Agreement (Securities Purchase Agreement) for a private placement (Private Placement) with a select group of institutional investors, including Viking Global Opportunities Illiquid Investments Sub-Master, LP (VGO Fund) and other accredited investors, certain of whom are affiliated with our directors and officers (collectively, the Purchasers). Pursuant to the Securities Purchase Agreement, (i) VGO Fund purchased 1,777,784 shares of our common stock, par value $0.001 per share (the Common Shares), at a price of $2.65 per share, 2,285,952 shares of our Class X Convertible Preferred Stock (the Preferred Shares or Preferred Stock, and together with the Common Shares, the Shares), par value $0.001 per share, at a price of $13.25 per share, and warrants to purchase up to that number of additional shares of Common Stock equal to thirty seven and one half percent (37.5%) of the number of Shares purchased by VGO Fund on an if-converted basis (rounded up to the nearest whole share), and (ii) the remaining Purchasers purchased an aggregate of 4,094,336 shares of our Common Shares, at a price of $2.65 per share, and warrants to purchase up to that number of additional shares of Common Stock equal to thirty-seven and one half percent (37.5%) of the number of Common Shares purchased by such Purchaser (rounded up to the nearest whole share). The Private Placement closed on August 31, 2017 for gross proceeds of $45.8 million, and after giving effect to costs related to the Private Placement, net proceeds of $42.5 million.

Each Preferred Share is convertible into five shares of our common stock. VGO Fund will be prohibited from converting the Preferred Shares into shares of our common stock if, as a result of such conversion, VGO Fund, together with its affiliates, would own more than 9.50% of the shares of our common stock then issued and outstanding, which percentage may change at VGO Fund’s election upon 61 days’ notice to us to (i) any other number less than or equal to 19.99% or (ii) subject to approval of our stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%.

Holders of outstanding Preferred Shares are entitled to receive a dividend (on an if-converted to common stock basis), if we at any time pay a stock dividend equal to and in the same form as a dividend paid to holders of Common Shares.

In the event of our liquidation, dissolution or winding up, holders of Preferred Shares will participate in any distribution of proceeds, pro rata based on the number of shares held by each such holder on an if-converted basis. The Preferred Shares have no voting rights.

The warrants are exercisable at an exercise price of $4.64 per share, subject to adjustments as provided under the terms of the warrants. The warrants are immediately exercisable and expire on December 31, 2019. We also entered into a registration rights agreement (Registration Rights Agreement) with certain of the Purchasers, excluding those Purchasers affiliated with our directors and officers, requiring us to register for the resale of the relevant shares. We registered all of the relevant shares issued in the Private Placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective on September 27, 2017.

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

September 30,
2017
Class X Preferred Stock (if-converted to common stock)	11,429,760
Common stock warrants	6,642,332
Common stock options and awards outstanding	4,745,715
Shares available under the 2015 Plan	729,139
Shares available under the 2015 ESPP	614,115
24,161,061

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2017:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	4,014,988	$6.73
Granted	1,041,619	$3.27
Exercised	(32,221)	$1.15
Canceled/forfeited/expired	(327,971)	$6.99
Outstanding as of September 30, 2017	4,696,415	$5.98

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.06	6.02 – 6.08	5.50 – 6.08	5.50 – 6.08
Risk-free interest rate	2.1%	1.2% – 1.4%	1.9% – 2.1%	1.2% – 1.9%
Expected volatility	105.9%	80.7% – 81.0%	104.0% – 124.4%	80.7% – 82.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2017:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2016	76,713	$4.95
Granted	22,000	$3.30
Released	(36,099)	$4.96
Forfeited	(13,314)	$4.67
Balance as of September 30, 2017	49,300	$4.28

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$368	$421	$1,235	$1,495
General and administrative	821	803	2,414	2,382
	$1,189	$1,224	$3,649	$3,877

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

Resolaris

We internally discovered and developed Resolaris, our first Physiocrine-based therapeutic candidate, based on a protein naturally secreted from muscle that acts on T-cells at the tissue level to promote healthier muscle. We believe this may translate into an innovative therapeutic for rare genetic myopathies with an immune component (e.g. T-cells in the patients’ muscle), including limb-girdle muscular dystrophy, facioscapulohumeral muscular dystrophy, and Duchenne muscular dystrophy.  Resolaris also represents an example of our first therapeutic modality – natural protein therapy – adding back a pathway that is insufficiently produced by the human body to counteract disease.

We have completed a robust Phase 1b/2 program with Resolaris.  Across all of our studies, 44 patients have received Resolaris for a total drug exposure of 204 patient months.  We believe the results from our Phase 1b/2 program are supportive of the advancement of Resolaris as a treatment for various rare myopathies with an immune component.  For future clinical development, initiation of a randomized placebo-controlled trial with Resolaris is contingent upon the identification of a PD assay and execution of a partnership related to one or more of our programs.

iMod.Fc

Our scientists successfully engineered the first fusion protein with a Physiocrine, iMod.Fc, to provide designed properties to enhance the immuno-modulatory aspects of a Physiocrine in vivo. We plan to develop iMod.Fc as a potential therapeutic for patients with rare pulmonary diseases with an immune component, including interstitial lung disease (ILD). This fusion protein, which utilizes the Fc region of an antibody, also potentially represents a novel Fc-Physiocrine platform for future Physiocrine-based therapies.  We plan to commence Phase 1/2a clinical development for the iMod.Fc program by the end of 2017.  This program will investigate the safety, tolerability, immunogenicity, pharmacokinetics and pharmacodynamics of intravenous iMod.Fc in healthy volunteers and patients with ILD.

ORCA

Our third program represents a third therapeutic modality distinct from Resolaris or iMod.Fc. ORCA is a preclinical research program that targets a novel, proprietary immuno-oncology pathway using antibodies to change levels of Resokine in tumor settings. We believe tumors, across multiple tumor types, utilize Resokine to evade immune system responses.  We have evaluated the therapeutic potential of targeting this novel pathway in multiple in-vitro and in-vivo tumor models, in comparison to and in combination with incumbent check-point modulators.  Based on the tumor model data, we believe that targeting this pathway can reduce or, in some cases, reverse tumor growth either as a monotherapy or in combination therapy.

Our expansive Physiocrine patent estate provides us with potential product protection as we pioneer this new and important area of human biology. To protect our industry unique pipeline based on our proprietary new biology, we have built an intellectual property estate comprising over 220 issued patents or allowed patent applications that are owned or exclusively licensed by us, including over 300 potential Physiocrine-based protein compositions. We believe it is in the best interest of our stakeholders, including patients, caregivers, and our stockholders, to advance one or more of our three current programs based on Physiocrine biology with the expertise of or funding from appropriate strategic partners. Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic application of Physiocrines, including the preclinical development of and clinical trials for Resolaris, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through September 30, 2017, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our initial public offering (IPO), private placements of our capital stock, convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord and term loans.

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

In August 2017, we completed our Private Placement in which a select group of institutional investors and other accredited investors, certain of whom are affiliated with our directors and officers, purchased our equity securities. Pursuant to the Securities Purchase Agreement, we sold (i) an aggregate of 5,872,120 shares of our common stock at a price of $2.65 per unit (each common stock unit consisting of one share of our common stock and a warrant to purchase 0.375 shares of our common stock), (ii) an aggregate of 2,285,952 Preferred Shares at a price of $13.25 per unit (each preferred stock unit consisting of one Preferred Share and a warrant to purchase 1.875 shares of our common stock) and (iii) warrants to purchase up to an aggregate of 6,488,205 shares of our common stock at an exercise price of $4.64 per share that expire on December 31, 2019. The gross proceeds from the Private Placement were $45.8 million. After giving effect to the costs related to the Private Placement, the net proceeds were $42.5 million.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the nine months ended September 30, 2017 and 2016, we have incurred consolidated net losses of $36.7 million and $45.3 million, respectively. As of September 30, 2017, we had an accumulated deficit of $252.7 million.

Substantially all of our net losses resulted from costs incurred in connection with our development of and clinical trials for Resolaris, our other research and development programs (including iMod.Fc and ORCA) and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, at least until we apply for and receive regulatory approval for Resolaris, iMod.Fc, product candidates from our ORCA program or another product candidate and generate substantial revenues from its commercialization, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the nature and extent of our research and development expenses and clinical trials. We expect our expenses will fluctuate in connection with our ongoing activities as we:

•	conduct clinical trials of Resolaris, iMod.Fc and any additional product candidates we may develop, including any product candidates from our ORCA program;
•	continue our research and product development efforts;
•	manufacture preclinical study and clinical trial materials;
•	expand, protect and maintain our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
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

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of September 30, 2017. All intercompany transactions and balances are eliminated in consolidation.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will decrease in the current year and will consist primarily of costs related to advancing our iMod.Fc program into clinical development and research, discovery and development activities relating to our discovery engine for therapeutics based on Physiocrine biology, including our ORCA program.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of Resolaris, iMod.Fc and any other product candidates that we may develop, including product candidates from our ORCA program. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K. Except for changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part 1 of this Quarterly Report on Form 10-Q, management believes there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase /
	2017	2016	(Decrease)
Research and development expenses	$7,133	$10,395	$(3,262)
General and administrative expenses	3,694	3,470	224
Other income (expense)	(363)	46	(409)

Research and development expenses. Research and development expenses were $7.1 million and $10.4 million for the three months ended September 30, 2017 and 2016, respectively. The decrease of $3.3 million was due primarily to a $2.2 million decrease related to manufacturing costs incurred in support of Resolaris and a $1.8 million decrease as a result of the completion of clinical trials related to Resolaris. The decrease was partially offset by a $0.3 million increase related to discovery research efforts, a $0.2 million increase in iMod.Fc research and non-clinical development costs and $0.2 million increase related to ORCA research activities.

General and administrative expenses. General and administrative expenses remained relatively consistent at $3.7 million versus $3.5 million for the three months ended September 30, 2017 and 2016, respectively.

Other income (expense), net. Other expense was $0.4 million for the three months ended September 30, 2017 and other income was $46,000 for the three months ended September 30, 2016. The change was primarily a result of increased interest expense related to our Term Loans.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase /
	2017	2016	(Decrease)
Research and development expenses	$24,757	$33,702	$(8,945)
General and administrative expenses	11,188	11,711	(523)
Other income (expense)	(788)	124	(912)

Research and development expenses. Research and development expenses were $24.8 million and $33.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $8.9 million was due primarily to $6.5 million decrease related to manufacturing costs incurred in support of Resolaris, a $4.0 million decrease as a result of the completion of clinical trials related to Resolaris, a $0.3 million decrease in discovery projects, and a $0.3 million decrease in stock based compensation. The decrease was partially offset by a $1.1 million increase related to research and non-clinical development costs incurred for iMod.Fc and a $1.1 million increase related to ORCA research activities.

General and administrative expenses. General and administrative expenses were $11.2 million and $11.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $0.5 million was due primarily to a decrease in professional fees.

Other income (expense), net. Other expense was $0.8 million for the nine months ended September 30, 2017 and other income was $0.1 million for the nine months ended September 30, 2016. The change was primarily a result of increased interest expense related to our Term Loans.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2017, we had an accumulated deficit of $252.7 million and we expect to continue to incur net losses for the foreseeable future.   We believe that our existing cash, cash equivalents and available-for-sale investments, of $90.4 million as of September 30, 2017 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through September 30, 2017, we have funded our operations primarily with aggregate proceeds from the sales of our common stock in our IPO, private placements of our capital stock, convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord and term loans.

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

In June 2017, we entered into an amendment of the Loan Agreement which modified certain conditions under which we may receive and repay term loans under the Loan Agreement. The Loan Agreement, as amended, provides that (i) up to $5.0 million in the second tranche of term loans could be drawn down by us at any time before the earlier of June 30, 2017 or an event of default, at our discretion, and (ii) an additional $5.0 million in the third tranche of term loans may be drawn down by us at any time after June 30, 2017 and before the earlier of December 31, 2017 or an event of default, at our discretion, subject to achievement of certain milestones. In connection with the amendment to the Loan Agreement, the second tranche of $5.0 million was funded on June 30, 2017 (Term B Loan). We received cash proceeds of $4.9 million, net of debt issuance costs of $0.1 million.

Pursuant to the Loan Agreement, as amended, we were originally obligated to make interest only payments through December 1, 2017, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The interest only period was extended to June 1, 2018 upon achievement of certain milestones as set forth in the Loan Agreement, as amended. The Term A Loan and Term B Loan (collectively, as Term Loans) bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. The Loan Agreement, as amended, provides for a 2.0% non-usage fee for any unfunded amount in the event we do not draw the third tranche, payable no later than the expiration date for the third tranche, as applicable, or the date of cancellation of the loan due to prepayment or an event of default. No such events have occurred or are anticipated as of September 30, 2017.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(32,058)	$(41,166)
Investing activities	(24,107)	24,925
Financing activities	47,542	(2,452)
Net decrease in cash	$(8,623)	$(18,693)

Operating activities. Net cash used in operating activities was $32.1 million and $41.2 million for the nine months ended September 30, 2017 and 2016, respectively. The difference between net cash used in operating activities and our net loss during the nine month ended September 30, 2017 was due primarily to our net losses of $36.7 million, partially offset by non-cash-charges consisting primarily of $3.6 million for stock-based compensation and $0.6 million for depreciation and amortization and a decrease in our operating assets and liabilities of $0.4 million. The difference between net cash used in operating activities and our net loss during the nine months ended September 30, 2016 was due primarily to our net losses of $45.3 million and an increase in our operating assets and liabilities of $0.8 million, partially offset by non-cash charges consisting of $3.9 million for stock-based compensation and $0.7 million for depreciation and amortization.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2017 was primarily due to purchases of $65.3 million of investment securities and $1.2 million of property and equipment offset by the maturity of $42.3 million of investment securities. Net cash provided by investing activities for the nine months ended September 30, 2016 was due primarily to the maturities of $51.7 million of investment securities offset by the purchases of $26.2 million of investment securities and $0.6 million of property and equipment. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was $47.5 million and consisted primarily of proceeds of $42.5 million from the private placement, net of offering costs paid in the period and $4.9 million from the Term B Loan, net of issuance cost. Net cash used in financing activities for the nine months ended September 30, 2016 was $2.5 million and consisted primarily of principal payments on the SVB Loan.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates in clinical development, continue our research and development activities with respect to potential therapeutics based on Physiocrine biology, and seek marketing approval for Resolaris, iMod.Fc and other product candidates that we may develop, including product candidates from our ORCA program. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our clinical trials of Resolaris and iMod.Fc;
•	the scope, progress, results and costs of preclinical development, and clinical trials for our other product candidates, including product candidates from our ORCA program;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Term Loans, principal payments including final payment	$16,313	$2,000	$12,000	$2,313	$—
Operating lease (1)	1,800	1,100	700	—	—
Total	$18,113	$3,100	$12,700	$2,313	$—
(1)	Our operating lease obligations relate to our corporate headquarters in San Diego, California. We have 24,494 square feet of office and laboratory space under an operating lease that expires May 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents, and available-for-sale investments totaling of $90.4 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of September 30, 2017, the increase would not have had a material effect on the fair market value of our portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

We have concentrated our research and development efforts on Physiocrine biology, a new area of biology. Our future success is highly dependent on the successful development of product candidates based on Physiocrine biology, including Resolaris, iMod.Fc and additional product candidates arising from the Resokine pathway, including potential candidates from our ORCA program or other pathways. Physiocrine-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, Physiocrines represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of Physiocrines and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

To date, we have expended significant time, resources and effort on the discovery and development of Resolaris, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of Resolaris in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. We have not yet commenced clinical development of iMod.Fc. Our ORCA program is a preclinical program and we have yet to select a therapeutic candidate for development. We currently generate no revenue from the sale of any product, and our ability to generate product revenues and to achieve commercial success, which we do not expect will occur for many years, if ever, will initially depend on our ability to successfully develop, obtain regulatory approval for and commercialize our therapeutic candidates in the United States and any foreign jurisdictions. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for Resolaris or iMod.Fc, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

Data generated in our preclinical studies and patient sample data relating to the Resokine pathway may not be predictive or indicative of the immuno-modulatory activity or therapeutic effects, if any, of our product candidates in patients.

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from nonclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with rare genetic myopathies with an immune component, or RMICs, which forms the basis for our clinical trials of Resolaris in FSHD and limb-girdle muscular dystrophy 2B, or LGMD2B, nor have we evaluated the activity of the Resokine pathway in patients with interstitial lung disease, or ILD. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations in RMICs or rare pulmonary diseases with an immune component, or RPICs. In addition, our classification of diseases based on the existence of immune cell invasion (RMICs and RPICs) and our hypothesis that these represent potential indications for Resolaris and iMod.Fc may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immuno-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of Resolaris, iMod.Fc or other product candidates, including potential candidates from our ORCA program, will adversely affect our business, prospects, financial condition and results of operations.

We have not studied our therapeutic product candidates in any human clinical trials designed primarily to show efficacy.

Preclinical and clinical data are often susceptible to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Accordingly, our preclinical and clinical studies should not be relied upon as evidence that any future clinical trials will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical trial designs or results, and initial results may not be confirmed upon full analysis of the complete study data. In particular, Resolaris may not achieve positive results in any future clinical trials in RMICs, and any results observed in our Phase 1b/2 clinical trials of Resolaris in patients with FSHD and LGMD2B may not be predictive of results for any such future clinical studies. iMod.Fc may not achieve positive results in our planned clinical trials in healthy subjects and in RPICs or any other clinical studies. The results of preclinical studies for our ORCA program may not be indicative of the future success of product candidates developed in such program. Additionally, our therapeutic candidates may fail to show the desired safety and efficacy in later stages of clinical development, such as pivotal clinical trials, despite having successfully advanced through initial clinical trials. Any failure of our therapeutic product candidates at any stage in the clinical development process would have a material adverse impact on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to leverage our discovery engine to identify Physiocrines that exhibit activity in physiological disease pathways of interest, and to develop product candidates that are suitable for therapeutic application. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating rare or more common diseases. Our research programs, including ORCA, may initially show promise in identifying potential product candidates, such as iMod.Fc, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

In addition, the manufacture of Resolaris, iMod.Fc and any other Physiocrine-based therapeutics that we may develop presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. We have changed cell lines for the production of Resolaris in connection with our engagement of a new CDMO to meet our projected needs for pivotal clinical trials and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although Physiocrines represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each Physiocrine has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as iMod.Fc, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other Physiocrines. Currently, we are producing our iMod.Fc molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. With regard to our ORCA program, if we are successful in selecting an antibody IND candidate, we will work with third parties for cell line development and antibody manufacturing which may be subject to delays or staging based on our program priorities or other third party factors that may be beyond our control. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Even if Resolaris, iMod.Fc or any other product candidates that we may develop, including potential product candidates from our ORCA program, are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $36.7 million and $45.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $252.7 million.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we:

•	continue our research and preclinical and clinical development of Resolaris, iMod.Fc or any other product candidates that we may develop, including potential product candidates from our ORCA program;
•

initiate and conduct any additional preclinical studies, clinical trials or other studies for Resolaris, iMod.Fc and any other product candidates that we may develop, including potential product candidates from our ORCA program;

•	further develop the manufacturing process for our product candidates;
•	change or add additional manufacturers, including manufacturers of quantities of drug substance suitable for pivotal clinical trials and commercialization;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates, including potential product candidates from our ORCA program;
•	make milestone or other payments under our in-license agreements;
•	maintain, protect and expand our portfolio of owned and in-licensed intellectual property;
•	acquire or in-license other product candidates and technologies;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter challenges with any of the above.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, Resolaris, iMod.Fc and any other product candidates that we may develop, including potential product candidates from our ORCA program. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•

completing research, preclinical development and clinical development of Resolaris, iMod.Fc and other product candidates, including potential product candidates from our ORCA program, potentially with a partner in one or more of our programs;

•	seeking and obtaining regulatory approvals for product candidates for which we complete clinical trials;
•

developing a sustainable, scalable, reproducible, and transferable manufacturing process for Resolaris, iMod.Fc and any other product candidates that we may develop, including potential product candidates from our ORCA program;

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

As of September 30, 2017, our cash, cash equivalents and available-for-sale investments were approximately $90.4 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

In November 2016, we entered into a loan and security agreement, or Loan Agreement, for a term loan with Silicon Valley Bank and Solar Capital Ltd., to borrow up to $20.0 million principal in new term loans, $10.0 million of which was funded in November 2016 and $5.0 million of which was funded in June 2017. The remaining $5.0 million is available for draw until December 31, 2017, at our discretion, subject to achievement of certain milestones. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

The Loan Agreement for the Term Loans contain operating covenants that may restrict our business and financing activities.

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

The operating restrictions and covenants in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under the Loan Agreement could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the Term Loans to become immediately due and payable.

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

We currently rely on a single CDMO for bulk drug substance for Resolaris for our projected needs for ongoing and anticipated pivotal clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing.  Similarly, we currently rely on a single CDMO for process development and scale-up of iMod.Fc. With regard to our ORCA program, if we are successful in selecting an antibody IND candidate, we plan to work with third party CDMOs for cell line development and antibody manufacturing. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

We are engaged in the development of medicines for severe, rare diseases, which is a competitive and rapidly changing field. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. In the area of rare myopathies with an immune component, we expect to face competition from a number of companies, academic institutions and other organizations, including Sarepta Therapeutics, PTC Therapeutics, Inc., Santhera Pharmaceuticals, Italfarmaco S.p.A, Summit Therapeutics, Catabasis Pharmaceuticals, Inc., FibroGen, Inc., F. Hoffmann-La Roche AG, Milo Biotechnology, LLC, Nobelpharma Co. Ltd., Pfizer, Inc., Acceleron Pharma, Mallinckrodt plc, ReveraGen BioPharma, Inc., Capricor Therapeutics, Inc., Nippon Shinyaku Co Ltd, Daiichi Sankyo Co Ltd, Phrixus Pharmaceuticals, Akashi Therapeutics, EspeRare Foundation, and Taiho Pharmaceutical Co Ltd that are engaged in the clinical development of therapeutics to address muscle loss and muscle weakness in a variety of indications. More specifically, in the area of LGMD, we are aware of a number of academic institutions engaged in the clinical development of therapeutics, including Genethon, a not-for-profit research laboratory created by the Association Française contre les Myopathies, or French Muscular Dystrophy Association, which has completed an experimental Phase 1 clinical trial in LGMD2C using gene therapy; and NeuroGen Brain and Spine Institute in India, which has completed a Phase 1 clinical trial in an unspecified form of LGMD using stem cell therapy. In addition, Pfizer currently has a program Domagrozumab (PF-06252616) which is in Phase 1b/2 clinical trials for the treatment of LGMD2I as well as a Phase 2 program for DMD; and Myonexus Therapeutics in collaboration with the Nationwide Children’s Hospital, are currently conducting a Phase 1/2a clinical trial of an AAV vector to transport the alpha-sarcoglycan gene into muscles in LGMD2D. Although there are currently no approved products for the treatment of FSHD, Acceleron Pharma Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it initiated a Phase 2 trial in the fourth quarter of 2016. In addition, Facio Therapies, Novogen, Fulcrum Therapeutics, Ultragenyx Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc. are developing chemical compounds that may repress one of the causal genes responsible for FSHD. In the area of DMD, two therapies have been approved in the last 12 months: Exondys 51 from Sarepta and Emflaza from Marathon Pharmaceuticals. Exondys 51 is an antisense oligonucleotide indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. Emflaza is a steroid for the treatment of DMD in patients over five years of age and PTC Therapeutics, Inc. recently acquired all rights to Emflaza. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

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

We have filed a U.S. trademark application for the Resolaris mark but it has not yet matured to registration, and we have yet to file any foreign trademark applications for the Resolaris mark. The USPTO has examined our U.S. application for the Resolaris mark and there are no outstanding objections to the application.  We recently abandoned plans to use the Stalaris mark following the USPTO’s examination of our application and based in part on its initial refusal to register the mark due to a perceived likelihood of confusion with the mark Stelara, which is the subject of two registrations owned by Johnson & Johnson (J&J) covering various biopharmaceutical and dermo-cosmetic care preparations.  In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademark applications or registrations (although our US application for the Resolaris mark made it through the opposition period unchallenged), and our trademark applications or registrations may not survive such proceedings.

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

We recently experienced a leadership transition.  On November 1, 2017, Sanjay S. Shukla, M.D., M.S., our Chief Medical Officer, succeeded John D. Mendlein, Ph.D., our prior Chief Executive Officer.   Dr. Shukla is now serving as our President and Chief Executive Officer.  Our future performance will depend, in part, on our ability to successfully transition Dr. Shukla to his new role, continue to retain and attract senior management talent, including qualified medical expertise and leadership to supplement the executive team.  Our failure to manage this transition effectively could result in inefficiencies in the development and commercialization or our product candidates, timing and outcomes of future regulatory approvals, advancement of our business development efforts and results of operations.

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

As we prepare for additional clinical trials of Resolaris and iMod.Fc and expand our other clinical development activities, as well as continue our operations as a public company, we may increase our full-time employee base and hire more consultants and contractors.  In addition to certain members of our management team being relatively new to our company, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the conduct of additional clinical activities for Resolaris, initiation of clinical activities for iMod.Fc and the development of additional product candidates, including potential candidates from our ORCA program. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of November 7, 2017, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 76.9% of our voting stock, including 14.8% held by entities affiliated with EcoR1 Capital and 9.50% held by Viking Global Opportunities Illiquid Investments Sub-Master LP (VGO Fund, together with its affiliates, Viking). The percentage of our common stock beneficially owned by Viking would increase substantially if Viking waived the ownership percentage limitation of 9.50% of the shares of our common stock then issued and outstanding (Viking Percentage Limitation) and would further increase substantially if we obtained the approval of our stockholders to the extent required in accordance with the NASDAQ Global Market rules (the Requisite Approval) (up to 39.4% assuming no other shares of common stock were issued upon exercise of the warrants purchased by all other selling stockholders).  VGO Fund can waive or change the Viking Percentage Limitation on 61 days notice. Assuming all of the shares issued in the Private Placement are sold by the purchasers in such transaction, our executive officers, directors, principal stockholders and their affiliates would beneficially own approximately 25.6% of our voting stock. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In additional, sales of a substantial number of shares of our common stock by our existing stockholders (including those stockholders who purchased securities in our Private Placement) in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act pursuant to a registration and voting rights agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. For example, we registered 5,740,048 shares of our common stock, 11,429,760 shares of our common stock issuable upon the conversion of an aggregate of 2,285,952 shares of Class X Convertible Preferred Stock and 6,438,678 shares of our common stock issuable upon exercise of warrants issued by us in the Private Placement for resale on a Form S-3, which was declared effective by the SEC on September 27, 2017. As a result, the common stock is currently available for resale to the public and to the extent warrants are exercised by the holders and the Class X Preferred Stock is converted to common stock after obtaining stockholder approval and other conditions specified in the Securities Purchase Agreement, any shares of such common stock may result in dilution to our stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
10.1	Securities Purchase Agreement, dated August 27, 2017, by and among the Company and the Purchasers	8-K	001-37378	10.1	August 28, 2017
10.2	Registration Rights Agreement, dated August 27, 2017, by and among the Company and the Purchasers	8-K	001-37378	10.2	August 28, 2017
10.3	Form of Warrant to Purchase Common Stock	8-K	001-37378	10.3	August 28, 2017
10.4	Employment Agreement, dated November 1, 2017, by and between the Company and Sanjay S. Shukla, M.D., M.S.	—	—	—	Filed herewith
10.5	Strategic Advisor Agreement, dated November 1, 2017, by and between the Company and John D. Mendlein, Ph.D.	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: November 14, 2017	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John T. Blake
John T. Blake Senior Vice President, Finance (Principal Financial and Accounting Officer)