Form 10-K
period 2017-12-31
aTYR PHARMA INC
filed 2018-03-20
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒  Emerging growth company  ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $45,336,025 based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $3.40 per share on June 30, 2017. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 15, 2018 was 29,797,663.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the success, cost and timing of our clinical trials and whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals;
•	the likelihood and timing of regulatory approvals for our product candidates;
•	our ability to identify and discover additional product candidates;
•	whether our existing capital resources will be sufficient to enable us to complete any particular portion of our planned clinical development of our product candidates;
•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•

performance of third-party service providers and independent contractors upon whom we rely to conduct our clinical trials and to manufacture our product candidates or certain components of our product candidates;

•	our ability to develop sales and marketing capabilities or to enter into strategic partnerships to develop and commercialize our product candidates;
•	the timing and success of the commercialization of our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•	regulatory developments in the United States and foreign countries;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific, medical or management personnel; and
•	other risks and uncertainties, including those described under Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

aTyr Pharma is a clinical-stage biotechnology company engaged in the discovery and clinical development of innovative medicines using its knowledge of tRNA synthetase biology. We have discovered novel extracellular functions of proteins derived from a number of tRNA synthetase genes, a family of more than 20 genes that influence immune function, and other activities, in previously unknown ways. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to all 20 human tRNA synthetases as well as our product candidates.

Today, we focus on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, which has fueled a pipeline of novel drug candidate programs addressing disease areas of high unmet medical need, including cancer and lung disease. The pipeline below reflects those programs from the Resokine pathway that we are currently advancing.

Therapeutic Candidate Pipeline:

We embrace scientific transparency and commitment to research excellence as we chart drug targets from the Resokine family and other human tRNA synthetase genes that we hope will shape a better future of patient care.

Our intellectual property estate comprises of over 250 issued patents or allowed patent applications that are owned or exclusively licensed, including over 300 potential protein compositions derived from tRNA synthetase genes.

Strategy

Our mission is to translate our understanding of extracellular tRNA synthetase biology into novel first-in-class drug programs for conditions with unmet patient need.

Key elements of our strategy include the following:

Elucidate the therapeutic potential of proteins derived from tRNA synthetase genes, based on our leadership position in this new biology. Pathways emanating from tRNA synthetase gene families may represent an entire class of new drug targets. We are committed to translating these groundbreaking areas of newly discovered biology to therapeutic applications.

Build a diverse pipeline of biologics based on our understanding of extracellular tRNA synthetase biology.  We continue to deepen our expertise in production of biologic product candidates and develop programs with multiple therapeutic modalities. Our initial programs have focused on agonizing or antagonizing the Resokine pathway and we are currently advancing two programs with potential applicability in cancer, lung disease, and other immune-mediated diseases.

Expand upon our knowledge and clinical experience with the Resokine pathway to address severe conditions characterized by immune imbalance. We seek to expand upon our knowledge and clinical experience with the Resokine pathway to address severe conditions characterized by immune imbalance. We believe that a protein therapeutic or antibody that modulates the threshold for T-cell activation without immunosuppression would have a unique and valuable competitive advantage across multiple disease settings.

Leverage our internal knowledge and exclusive worldwide rights to our product candidates to form meaningful collaborations to enhance our future development and commercial efforts. Our scientists are making discoveries internally and collaborating with academic research institutions to elucidate the potential functionality of extracellular proteins derived from human tRNA synthetase gene families. We aim to increase the breadth of these collaborations with both academic and industry partners to discover and develop drugs targeting additional pathways based on tRNA synthetase biology.

Our Science – tRNA Synthetase Biology

Extracellular tRNA synthetase biology represents a newly discovered set of potential physiological modulators and potential therapeutic intervention points.

Role of Ancient tRNA Synthetase Genes

tRNA synthetases were originally thought to only play a role in protein synthesis by catalyzing the aminoacylation of tRNAs to their respective amino acids. In 1999, Paul Schimmel, Ph.D. and colleagues discovered that a protein derived from one of the genes for tRNA synthetases could act as an extracellular modulator of angiogenesis. Since then we, and many other researchers, have verified that tRNA synthetase gene products have a number of additional functional roles which may be mediated extracellularly by multiple splice variants from tRNA synthetase genes. Those functional roles include modulation of the immune system.

We are engaged in the discovery and development of innovative medicines using our knowledge of these newly discovered pathways in immunology effected by extracellular tRNA synthetases.

The Resokine Pathway – Modulating the Immune System

Overview of the Resokine Pathway

Our scientists were the first to discover the Resokine pathway, an extracellular pathway dependent upon a novel activity of the HARS protein and splice variants encoded by its gene.

The gene for HARS gives rise to a number of splice variants, many of which have lost their catalytic activity, but which retain the N-terminal domain of 59 amino acids. This domain was appended to HARS during evolution of multicellular organisms and is not essential for protein synthetic activity (as in prokaryotic organisms) but is retained with high homology across mammalian species. Proteins derived from the HARS gene, both full-length and splice variants, are present in human circulation and appear to play a role in modulating immune responses. We refer to the extracellular HARS proteins as Resokine, to differentiate them from the intracellular enzyme involved in protein synthesis.

The Resokine pathway is a prime example of a new discovery that may translate into new treatments. The importance of this newly-elucidated pathway is illustrated by the finding that antibodies to Resokine, generated in a rare human auto-immune condition, contribute to dysregulation of the immune system and disease.

Resokine is secreted from cells and circulates naturally in all individuals tested. The N-terminal domain (the immunomodulatory domain, or “iMod” domain) has structural similarity to a region of 4 alpha–helical bundle cytokines. Resokine has activity to modulate T-cell activation and importantly, the N-terminal iMod domain is conserved among all the characterized splice variants arising from the HARS gene.

First Demonstration of a Splice Variant of HARS as an Immuno-modulator

We conducted in vivo screening of the N-terminal iMod domain, which can be produced from a natural splice variant from the HARS gene, in several animal models of disease. In an acute rodent model administration of trinitrobenzene sulfonic acid, or TNBS, lead to severe immune cell activity or inflammation resulting in the death of the study animals. Animals administered the iMod domain survived significantly longer than those given either the vehicle control phosphate buffer solution, or an approved drug control (Budesonide) (p<0.01), demonstrating the potential activity of the iMod domain as an immuno-modulator agent.

Mechanism of Action

The Resokine pathway includes interactions with activated T-cells. Our scientists continue to elucidate the role of the Resokine pathway in affecting the level of activation of T-cells stimulated by CD3 and CD28. We believe our agonist programs harness the Resokine pathway and interact with T-cells to temper T-cell activation. In addition, we believe our antagonist program blocks this pathway thereby lowering the threshold for T-cell activation.

To test in vitro effects of Resokine on T cell activation, Resokine was tested by addition to T-cells undergoing activation in vitro with antibodies to CD3 and CD28. Resokine was able to significantly inhibit T-cell activation in these in vitro assays, as evidenced by a reduction of various cytokines, such as IL-2 and granzyme B, known to be markers related to T-cell activity.

In vitro T-cell modulation experiments have demonstrated that at concentrations greater than 30 pM Resokine results in significant reduction of T-cell activation as shown by reduced expression of T-cell activation markers. Resokine appears to work to inhibit T-cell activation such that T-cells require enhanced stimulation to overcome the inhibitory effect.

Evidence of the Role of the Resokine Pathway in Patients

In 1983, Matthews and Bernstein published in Nature the observation that patients with a rare myopathy possessed antibodies to a single tRNA synthetase, HARS. Since then, it has been observed that patients with auto-antibodies to HARS can develop a debilitating myopathy as well as severe interstitial lung disease, both of which are characterized by T-cell invasion into diseased tissues. Numerous research laboratories have verified the existence of human anti-HARS antibodies, also known as Jo-1 antibodies, as one of the manifestations of the most common form of anti-synthetase syndrome.

Based on these observations, we chose to study the potential link between HARS antibodies and anti-synthetase syndrome patients with Jo-1 antibodies. Our scientists obtained serum samples from 18 of these patients to determine whether the Jo-1 antibodies specifically bound to the iMod domain. We determined that in each of the 18 Jo-1 antibody positive patients studied, a significant portion of Jo-1 antibody binding was to the iMod domain, compared to binding to other regions of HARS.

We believe that in these patients, the binding of Jo-1 antibodies to the iMod domain blocked the immuno-modulatory properties of the iMod domain, therefore contributing to their myopathy and interstitial lung disease. Independent laboratories have also observed in unrelated studies that the iMod domain is the primary antibody binding region in Jo-1 antibody patients with anti-synthetase syndrome.

Translation into Therapeutic Applications

We believe therapies that can harness the power of the immune system represent an important frontier of transformational medicines. All of our current programs focus on modulating the immune system in an effort to create better clinical outcomes for patients. Our preclinical work increases our confidence that Resokine may be used to modulate immune cell activity, especially in diseases wherein the pathophysiology of the disease may be driven by excessive T-cell activation. Our early clinical work increases our confidence that these proteins will continue to demonstrate a favorable safety and tolerability profile with no observed signs of general immunosuppression as we progress into later stage clinical trials.

Product Development Programs

Immuno-oncology

Overview of the ORCA Program

ORCA is a preclinical research program that targets the Resokine pathway using antibodies to bind to Resokine in tumor settings. We believe tumors, across multiple tumor types, may utilize Resokine to aid in the evasion of host anti-tumor immune responses.  We have evaluated the therapeutic potential of targeting this novel pathway in multiple in vitro and in vivo tumor models, in comparison to and in combination with incumbent check-point modulators. Based on the tumor model data, we believe that targeting this pathway can reduce or, in some cases, reverse tumor growth either as a monotherapy or in combination therapy.  ORCA represents a novel and proprietary target to block the Resokine pathway that we believe is active across multiple tumor types. Resokine is elevated across 100% of the tumor types tested and active in 95% or more of patients with a specific tumor type (15 types tested across over 450 patients).

In December 2017, we selected a panel of antibodies for continued preclinical development and initiated Chemistry, Manufacturing and Controls (CMC) activities for our ORCA program.

Extracellular Histidyl-tRNA Synthetase Gene Proteins With Immune Modulation Activity

We refer to the extracellular proteins derived from the HARS gene as Resokine. Both the full-length and splice variants of Resokine are present in human circulation and play a role in modulating immune responses. Resokine proteins, all of which contain the N-terminal iMod domain, appear to have activity modulating T cell activity. We have conducted experiments to measure that the levels of iMod domain proteins are elevated in cancer, both in human plasma and in syngeneic tumor models in mice. In addition, monoclonal antibodies to the iMod domain appear to inhibit tumor growth in mice.

The N-terminal iMod domain is conserved among all the characterized splice variants arising from the HARS gene, and thus constitutes a potential epitope that can be targeted by antibodies to neutralize all forms of Resokine.

In combination with our knowledge of the agonist to the Resokine pathway and the experiments we have performed we believe these results demonstrate that Resokine has immunomodulatory activity in vitro through reduction in the extent of T cell activation. This activity appears to be dependent on the iMod domain because the recombinant iMod domain alone, or fused to immunoglobulin Fc (ATYR1923), has equivalent activity in these assays (data not shown). Resokine circulates naturally in all individuals tested, and appears to have immuno-modulatory activity, therefore we propose that Resokine may act as an “immune set-point” controlling the extent of T cell activation achieved with a given stimulus.

Resokine Levels are Elevated in Cancer

Resokine levels were measured from mouse or human samples using specific immunoassays with two non-competing antibodies to Resokine. Assays were carried out on the Meso Scale Discovery platform and verified using multiple formats.

In the experiments we conducted, we observed that Resokine appears to be released from cancer cell lines in culture. Levels vary from cell line to cell line.

Resokine levels in serum were significantly higher (p < 0.001) in B16F10 tumor-bearing mice as compared to normal mice. Resokine levels are increased in proportion to tumor growth, with levels increasing over 10-fold in very large B16F10 tumors.

Human plasma samples from patients with tumors show a higher mean level of Resokine than normal healthy volunteers, and notably few patient samples have levels of Resokine below 30pM, a level with functional activity in vitro. Extended data sets show this pattern appears to be retained across multiple tumor types.

Resokine levels in healthy volunteers (n = 148) ranged from 8pM to > 2333pM with 18% of the individuals at a level below 30pM. In contrast, levels measured across patients (n = 466) with all tumor types tested ranged from 20pM to > 2333pM (above the upper limit of quantification) with only 4% of the patients at low levels, defined as < 30pM; (p < 0.0001).

We believe that Resokine secretion may be used by tumors as an additional mechanism to down-regulate anti-tumor immune responses. Since the levels of circulating Resokine are sufficient to modulate T cell activity, based on our in vitro experiments, we hypothesize that the enhanced release of Resokine from tumor cells may further increase the threshold stimulation required to generate an active immune response. There is the potential for this to be an additional mechanism by which tumor cells may evade immune responses.

Anti-Resokine Antibodies Have Anti-tumor Activity

We have evaluated the therapeutic potential of targeting this novel pathway in multiple in vivo tumor models, in comparison to and in combination with incumbent check-point modulators.  Based on the tumor model data, we believe that targeting this pathway may reduce or, in some cases, reverse tumor growth either as a monotherapy or in combination therapy.

Anti-tumor activity was initially tested in the B16F10 syngeneic tumor model in C57Bl6 mice. B16F10 tumor cells (1x104 cells in 0.1mL PBS/20% matrigel) were implanted subcutaneously on the right flank on day 0. Antibody therapy was administered by intraperitoneal injection on days -1, 6, and 13 (200 microgram/antibody/mouse). Tumor volumes were measured at indicated intervals over 21 days. Statistics are 1-way ANOVA, followed by Dunnett’s.

Immune-mediated Diseases

Overview of ATYR1923 (iMod.Fc Program)

We established the iMod.Fc program to leverage our knowledge of the Resokine pathway to vary exposure and activity of the iMod domain through protein engineering. The goal of the program was to develop a potential therapeutic which would possess only the N-terminal immuno-modulatory activities of Resokine and fuse it to the FC region of a human antibody.

Our Fc fusion experiments helped delineate how to increase the serum half-life and enhance the exposure of the iMod domain of Resokine while maintaining activity and provide insights into this domain harboring immuno-modulatory activity. Experiments have indicated that Fc fusion proteins can be generated which increase exposure and maintain iMod domain activity.

Interstitial Lung Diseases (ILDs) and the Role of Immunology

ILD develops in approximately 85% of Jo-1 positive anti-synthetase patients with antibodies to Resokine. It can include the presence of focal immune cell infiltrates and an acinar pattern of involvement on chest computed tomography (CT) scan, lymphocytic predominance on broncho-alveolar lavage and lymphocytic invasion of alveolar and interstitial lung tissues on biopsy, and can advance to fibrosis. The pathological patterns in Jo-1 antibody ILD include cellular and fibrotic forms of non-specific interstitial pneumonitis, usual interstitial pneumonitis and diffuse alveolar damage. The development of ILD in Jo-1 antibody patients, particularly the acute severe forms of the disease, portends high morbidity and mortality. Elevations in a number of circulating immune proteins are observed in Jo-1 antibody associated ILD including interferon (IFN)-inducible chemokines CXCL9, or MIG, and CXCL10 or IP-10, IL-8 and IL-6.

Among the various forms of ILD, we have identified several that result in severe and progressive lung disease and share immune-pathophysiology features that have the potential to be impacted by our demonstrated ATYR1923 preclinical activities. Examples of pulmonary diseases with an immune component include idiopathic interstitial pneumonias, sarcoidosis, chronic hypersensitivity pneumonitis, idiopathic pulmonary fibrosis, and ILD in the setting of systemic sclerosis or rheumatoid arthritis.

Preclinical Development

To test our hypothesis that augmenting the Resokine pathway with ATYR1923 has therapeutic potential in ILD, we have generated data in a mouse model of lung inflammation and pulmonary fibrosis. ATYR1923 has also shown promising therapeutic activity in this bleomycin-induced model (as set forth in the figure below) which has been used as translational rationale previously in the development of therapeutics for different forms of ILD, including the drug pirfenidone, or Esbriet®, which was approved by the FDA in October 2014 for the treatment of idiopathic pulmonary fibrosis.

PO = oral dosing; IV = intravenous dosing; BLM = Bleomycin; Dex = Dexamethasone

ATYR1923 administered therapeutically drives activity comparable to or greater than Pirfenidone, anti-TGF antibodies, and dexamethasone.

Experiment 1: Lung tissues collected on Day 21 (i.e., after 2 weeks of protein treatment) were stained with Masson’s Trichrome stain. Ashcroft scores were assigned to 8-10 fields per animal; all analyzed fields are represented. Bleomycin induced an increase in histological fibrosis. ATYR1923 (0.4 mg/kg once weekly) significantly ameliorated fibrosis as measured by histological Ashcroft scoring. TGFβ blockade and pirfenidone did not have significant effects on fibrosis in this experiment (*p < 0.05; ***p < 0.001 vs. Vehicle IV, Kruskal-Wallis ANOVA followed by Tukey’s post hoc test).

Experiment 2: Lung tissues collected on Day 21 (i.e., after 2 weeks of protein treatment) were stained with Masson’s Trichrome stain. Ashcroft scores were assigned to 20 fields per animal; all analyzed fields are represented. Bleomycin induced an increase in histological fibrosis. ATYR1923 (0.4 mg/kg once weekly) significantly ameliorated fibrosis as measured by histological Ashcroft scoring (***p < 0.001 vs. Respective Vehicle, Kruskal-Wallis ANOVA followed by Tukey’s post hoc test).

These preclinical experiments were presented in a poster at the American Thoracic Society International Congress in Washington D.C. in May 2017.

Clinical Development Plan

We are conducting a first-in-human Phase 1 clinical trial of ATYR1923. This randomized, double-blind, placebo-controlled study will investigate the safety, tolerability, immunogenicity, and pharmacokinetics of intravenous ATYR1923 in healthy volunteers. The study will enroll 36 subjects into one of six sequential cohorts and subjects will be randomized 2:1 to receive a single infusion of ATYR1923 or placebo. Ascending ATYR1923 doses by cohort range from 0.03 mg/kg to 5.0 mg/kg.

We anticipate learning more about the safety profile and tolerability of ATYR1923 as well as some characteristics of its pharmacokinetics and dosing potential. In parallel, we are expanding our knowledge of the therapeutic potential of ATYR1923 by conducting several in vivo and in vitro models to further elucidate its potential clinical utility. These data, as well as the Phase 1 clinical trial results, will help inform selection of the indication for future clinical trials for our ATYR1923 program.

Overview of ATYR1940 (Resolaris)

We internally discovered and developed ATYR1940, our first therapeutic candidate based on a protein naturally secreted from muscle (Resokine) that may act to influence T-cell activation at the tissue level to promote healthier muscle. There is potential that ATYR1940 may translate into an innovative therapeutic for rare genetic myopathies with an immune component, including limb-girdle muscular dystrophy (LGMD), facioscapulohumeral muscular dystrophy (FSHD), and Duchenne muscular dystrophy (DMD).  We collected evidence that supports applicability of ATYR1940 as an example of adding back a protein that is insufficiently produced by the human body to potentially counteract disease.

Current Status

At this time, we are not pursuing additional clinical development of ATYR1940 without a significant collaboration or strategic partnership. This decision is based on prioritizing the other programs in the pipeline, which we feel have an opportunity to add significant value and support translation of our science into the clinic in a more capital efficient manner.

Safety and Tolerability Profile

ATYR1940 is a slightly truncated version of the full Resokine protein. As such, the early clinical safety and tolerability data has high utility for all our Resokine pathway based programs.

Our early clinical development for ATYR1940 evaluated three rare genetic myopathies: adult FSHD, early onset FSHD, and LGMD2B where there is no therapeutic standard of care currently available. This allowed us to collect important information related to the safety, tolerability and immunogenicity of our first product candidate in the clinic. Establishing a safety dossier in our Phase 1b/2 trials in treatment naïve patients was an important developmental milestone for us to achieve for all our programs related to the Resokine pathway.

To date, 44 patients have received ATYR1940 across three 3-month clinical trials with two extension studies for a total drug exposure of 204 patient months. In those trials, ATYR1940 was well tolerated in all doses tested, across various age groups, and with long-term exposure. No serious adverse events were reported by the study investigators. A low incidence of adverse events was reported in these trials and all adverse events were mild-to-moderate in intensity. There were no observed signs of general immunosuppressive effects which is consistent with a homeostatic pathway working at the tissue level.

A low level of anti-drug antibody assay signals was observed in these trials. These signals did not reach levels to trigger a neutralizing assay and did not result in clinical symptoms. Protocol discontinuations in these studies were primarily driven by mild-to-moderate transient infusion related reactions and elevations in a sponsor defined Jo-1 antibody level threshold.

Our Discovery Engine for Therapeutic Applications of tRNA Synthetase Biology

We plan to leverage our discovery engine to identify other tRNA synthetase pathways of interest and select additional product candidates for preclinical and clinical investigation in a variety of disease settings through a combination of efforts between ourselves, Pangu Biopharma Ltd., our subsidiary, and the Scripps Research Institute.

We believe our strategy of understanding extracellular tRNA synthetase function by using in vivo experiments early and often while using patient data to focus this in vivo exploration has been validated by our early-stage clinical programs. Additionally, we believe our discovery engine can be applied to other members of the tRNA synthetase family to help identify additional clinical utility.

We believe this new biology presents novel protein therapeutic development opportunities based on the modulation of important immunological pathways applicable to multiple diseases. In addition to our own internal development work, we will work with collaborators and academia to further understand the potential clinical utility and mechanism of tRNA synthetase biology.

Collaborations

The Scripps Research Institute

We are party to an amended and restated research funding and option agreement with The Scripps Research Institute, or TSRI, specifically for the laboratory of our Board Member and founder Dr. Paul Schimmel. Under the agreement, we provide funding to TSRI to conduct certain research activities related to aminoacyl tRNA synthetases. The agreement renews automatically for $0.7 million in successive 12 month periods starting on May 31 of each year unless we provide written notice of our desire to terminate the agreement at least 30 days prior to the end of the applicable 12-month period. Under the agreement, the parties agree to update the amount of annual funding for such successive 12-month periods as mutually agreed in good faith by the parties. As of May 31, 2018, we will have provided $2.0 million of funding for the preceding 12-month period. We have the right to terminate the agreement at any time upon six months’ written notice, and TSRI has the right to terminate the agreement if we fail to make any payment under the agreement within ten days of being notified by TSRI that such payment is overdue. Additionally, each party may terminate the agreement in the event of an uncured material breach by the other party or for insolvency of the other party.

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

Pangu Biopharma

In October 2007, we formed our Hong Kong subsidiary, Pangu BioPharma Limited, or Pangu BioPharma, a company registered in Hong Kong, to collaborate with the Hong Kong University of Science and Technology, or HKUST, on the discovery and development of aminoacyl tRNA synthetase protein therapeutics. We hold 98% of the outstanding shares of Pangu BioPharma, and a subsidiary of HKUST holds the remaining outstanding shares. Beginning in July 2008, Pangu BioPharma, in collaboration with HKUST, entered into a series of three research grant agreements with the Government of the Hong Kong Special Administrative Region to carry out research in the discovery and development of tRNA synthetase biology. In December 2017, Pangu BioPharma renewed its annual joint research agreement with a subsidiary of HKUST, under which Pangu BioPharma agrees to fund research to be performed in 2018 under the agreement by the subsidiary of HKUST with respect to development of aminoacyl tRNA synthetase protein therapeutics. Pangu BioPharma is the sole beneficial owner of all resulting intellectual property rights from the research performed under these agreements, subject to the right of HKUST’s subsidiary to use certain background intellectual property of HKUST in conducting the research and, in the event Pangu BioPharma applies for individual funding of any work under the research programs, compliance with the terms and conditions of any written agreement covering ownership of such funded works. Pangu BioPharma funds the annual research on a quarterly basis. Either party may terminate the agreement during the annual period upon an uncured breach of the agreement by the other party. We are also party to a license agreement with Pangu BioPharma, pursuant to which Pangu BioPharma has granted us an exclusive, royalty-bearing license (with a right to sublicense) in and to certain of Pangu BioPharma’s solely and jointly owned patent rights and know-how to research, develop, manufacture, use, import, export, distribute, offer for sale, sell and have sold products incorporating such patent rights and know-how for any therapeutic, prognostic or diagnostic use throughout the world.

Competition

The biotechnology and pharmaceutical industries are intensely competitive. We will face competition with respect to our product candidates and any other therapeutics we may develop or commercialize in the future, from pharmaceutical companies, biotechnology companies, universities and other research institutions. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and established marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we may develop.

Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases we are aware of other companies that are developing products that could compete as treatments for our targeted indications, as described below.

ORCA Program

There are a number of companies engaged in the development of immunotherapies to be used alone, or in combination, to treat various oncology indications across a range of tumor types. While we are not aware of any other companies developing antibodies to Resokine as a target for immunotherapy, the immuno-oncology field is competitive, with treatments currently approved and on the market or in development with various mechanisms of action, targeting various tumor types and patient populations from a variety of different companies including Merck & Co., Inc., Bristol Myers Squibb, Roche, AstraZeneca, Pfizer and Merck KGaA, all of which have significantly greater resources than we do. Our program, if successful, will likely face significant competition both by therapeutics that are already being marketed as well as those that will be approved for marketing before our program.

ATYR1923

We are aware of three FDA approved products with indications for the treatment of specific forms of ILD. Esbriet® (pirfenidone), marketed globally by F. Hoffmann-La Roche AG, Shionogi Ltd. and Il Dong Pharmaceutical, and Ofev® (nintedanib), a small molecule tyrosine-kinase inhibitor marketed globally by Boehringer Ingelheim, both were approved in October 2014 to treat Idiopathic Pulmonary Fibrosis (IPF). H.P. Acthar Gel (repository corticotropin injection) is marketed globally by Mallinckrodt plc for a number of indications, including symptomatic sarcoidosis. There are a number of companies engaged in the clinical development of potential new therapeutics for various forms of ILD, including Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, FibroGen, Inc., Galapagos NV, Kadmon Holdings, Inc., GlaxoSmithKline, and Roche.

ATYR1940

There are currently no FDA approved therapeutics for the treatment of FSHD or LGMD2B. Acceleron Pharma, Inc. is developing a clinical candidate, ACE-083, a locally acting protein therapeutic designed to increase muscle mass and strength in patients with neuromuscular disorders and other diseases characterized by a loss of muscle function, including FSHD in which it initiated a Phase 2 trial in the fourth quarter of 2016. Myonexus is developing MYO-201 for the treatment of LGMD2B. This gene therapy approach is currently in a FDA-required intramuscular Phase 1 study to assess safety.

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

Additional capabilities important to the marketing of therapeutics include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, and government accounts. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved.

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

ORCA Program

ORCA is a preclinical immuno-oncology research program that targets the Resokine pathway using antibodies to bind to Resokine in tumor settings. We are currently in early stages of CMC activities, including cell line development contracted at a CRO and have selected a CDMO for GMP manufacturing.

ATYR1923

ATYR1923 is a Fc fusion molecule that is expressed in recombinant E.coli by expression in inclusion bodies and refolding to recreate the native structure. We have worked with CDMOs in the United States on the development and GMP manufacturing process for the successful production of ATYR1923 preclinical and clinical drug substance and drug product for initial Phase 1/2 studies. We contract with CROs to conduct labeling, storage and distribution of ATYR1923 to clinical sites.

ATYR1940

ATYR1940 is expressed in recombinant E.coli, purified, formulated, filled and packaged for clinical use. For our Phase 1b/2 clinical trials conducted to date, the drug substance for ATYR1940 was manufactured by a CDMO in India. ATYR1940 drug product for such Phase 1b/2 clinical trials was manufactured by CDMOs in India and the United States.

We are working with a CDMO in the United States, and have completed the development, scale-up and GMP manufacturing process for the production of ATYR1940 drug substance to meet the needs of any future clinical development. We have also successfully demonstrated comparability of the product manufactured with the different process and scales and at different sites. The drug product process for ATYR1940 was also successfully scaled and transferred to a CDMO in Germany. We contract with CROs to conduct labeling, as well as for the storage and distribution of ATYR1940 drug product to clinical sites.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of extracellular tRNA synthetase biology.

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

ORCA Program

Our ORCA patent portfolio is comprised of a number of patent families related to antibodies to novel epitopes and specific HARS splice variants, methods of use claims for the treatment of cancer, vaccines and methods of vaccination, and therapeutic compositions to human and humanized antibodies to HARS. These applications have been filed in the United States as U.S. provisional applications and in some cases as international applications under the Patent Cooperation Treaty, or PCT, or in some cases as continuations of existing previously filed cases. If issued, these patents are predicted to expire between 2030 and 2037, absent any patent term extensions.

ATYR1923

Our ATYR1923 patent portfolio is comprised of a number of patent families related to derivatives of Resokine, including the iMod domain, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. As of February 8, 2018, our ATYR1923 patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu Biopharma, and includes three issued U.S. patents, two patents issued in Japan, and one in each of Europe, China, and Australia, and patent applications pending in the United States, Canada, Europe, China, Japan, and Hong Kong. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension. The ATYR1923 patent portfolio also includes another patent family jointly owned by us and Pangu Biopharma, which includes patent applications directed to related splice variants of HARS. This patent family includes two issued US Patents, and one patent issued in each of Europe, Japan, China, Australia, and New Zealand. Patent applications are pending in the United States, India, Japan, Korea, Russia and Hong Kong. Patents that issue from these patent applications, if any, are expected to expire in 2031, absent any patent term extension. Also included within the ATYR1923 patent portfolio are pending patent applications directed to specific product forms of ATYR1923, ATYR1940, and other HARS splice variants, and patent families directed to Fc fusion proteins, and combinations for treating lung inflammation. These applications have been filed in the United States as U.S. provisional applications and in some cases as international applications under the PCT. If issued, these patents are predicted to expire between 2033 and 2038, absent any patent term extensions.

ATYR1940

Our ATYR1940 patent portfolio is comprised of a number of patent families directed to ATYR1940 and related proteins. As of Feburary 8, 2018 our ATYR1940 patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu Biopharma, and includes two issued U.S. patents, and one patent issued in each of Australia, Europe, Japan, and South Africa and New Zealand and patent applications pending in the United States, Brazil, Canada, China, India, Korea, Mexico, New Zealand, and Russia. The U.S. patents and patents that issue from these patent applications, if any, are expected to expire in 2033, absent any patent term extension for regulatory delays. Our ATYR1940 patent portfolio also includes a second patent family that is wholly owned by us and that includes patents and pending patent applications that are directed to ATYR1940 and related proteins. This second patent family includes three issued U.S. patents and patents issued in Europe, Japan, China, and Australia, and Hong Kong as well as related patent applications that are pending in the United States, Australia, Canada, Europe, China, and Japan. The U.S. patents are expected to expire in 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these applications, if any, are expected to expire in 2030, absent any patent term extension. Also included with the ATYR1940 patent portfolio are pending patent applications directed to specific methods of use of ATYR1940 and related proteins and disease polymorphisms of HARS. These applications have been filed in the United States as U.S. provisional applications and in some cases under the PCT. U.S. provisional applications may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. PCT applications are eligible for filing in most worldwide jurisdictions, including the United States. Patents that issued from these applications, if any, are predicted to expire between 2033 and 2037, absent any patent term extensions.

Our pipeline of extracellular tRNA synthetase proteins is covered by a series of 21 patent families, which are directed to all 20 human cytosolic tRNA synthetases. At least 42 patents are issued in the United States, including patents directed to specific therapeutic protein compositions, the corresponding protein polynucleotide sequences, and applications directed to antibody compositions to specific splice variants.  These cases are jointly owned by us and Pangu Biopharma, and include pending applications in the United States, Australia, Canada, India, Europe, China and Japan. Patents that issue from these applications, if any, would be expected to expire in 2031. Additional patent applications have also been separately filed on GARS (Glycyl-tRNA synthetase), DARS (Aspartyl-tRNA synthetase), YARS (tyrosyl-tRNA synthetase), and other tRNA synthetases, and any patents issuing from these patent applications would be expected to expire between 2026 and 2030. We have also exclusively in-licensed from TSRI, patents and patent applications related to YARS and specific monomeric forms of tRNA synthetases.

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

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans in clinical trials. The IND submission includes the general investigational plan and the protocol(s) for human trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during clinical trials and may impose a partial clinical hold that would limit trials, for example, to certain doses or for a certain length of time.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee, and the sponsor of an approved BLA or NDA is also subject to an annual prescription drug product program fee. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA and NDA user fees, unless the application includes an indication for other than a rare disease or condition.

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

Under the accelerated approval program, the FDA may approve a BLA or NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, and assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims or some changes to the manufacturing process, are subject to prior FDA review and approval.

Drug manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA or NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing, or result in the imposition of post-market studies or trials to assess new safety risks.

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

Biosimilars and Exclusivity

There is an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product.

Abbreviated New Drug Applications for Generic Drugs

To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the FDA. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

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

•

National authorization procedures. There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure.

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

Orphan Designation and Exclusivity

In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions that affect not more than 5 in 10,000 persons in the European Union Community, or when, without incentives, it is unlikely that sales of such products in the European Union would be sufficient to justify the necessary investment in developing the products. Additionally, orphan medicinal product designation is only available where no satisfactory method of diagnosis, prevention, or treatment of the condition has been authorized (or the product would be a significant benefit to those affected).

In the European Union, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity would not prevent the approval of a similar drug that is shown to be safer, more effective or otherwise clinically superior.

Orphan medicinal product designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to reduce the coverage gap in most Medicare Part D plans, commonly referred to as the “donut hole.”  The BBA also extended the coverage gap discount program to include biosimilars starting in 2019.  The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plan, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to modify, repeal, or replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear.  Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

Employees

As of March 15, 2018 we had 65 full-time and part-time employees.  None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Financial Information about Segments

We operate in a single accounting segment. Refer to Note 1, “Organization, Business and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Emerging Growth Company

We completed our initial public offering, or IPO, in May 2015, in which we sold 6,164,000 shares of common stock, at a public offering price of $14.00 per share, the net proceeds of which totaled $75.9 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Risks related to our financial condition and need for additional capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $48.2 million, $57.9 million, and $48.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $264.2 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, grant funding or strategic collaborations. We have not commenced pivotal clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and preclinical and clinical development of product candidates from our ORCA program, ATYR1923 or any other product candidates that we may develop; further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research, preclinical development and clinical development of our product candidates, potentially with a strategic partner in one or more of our programs;
•	seeking and obtaining regulatory approvals for product candidates for which we complete clinical trials;
•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our product candidates and establish supply and manufacturing relationships with third parties;
•

launching and commercializing product candidates for which we obtain regulatory approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	maintaining, protecting and expanding our intellectual property property portfolio;
•	obtaining market acceptance of tRNA synthetase-based therapeutics and our product candidates as viable treatment options for our target indications;

•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

We are currently advancing two therapeutic programs in different therapeutic areas.   The development of therapeutic product candidates is expensive, and we expect our research and development expenses to increase.

As of December 31, 2017, our cash, cash equivalents and available-for-sale investments were approximately $85.1 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

For some of our programs and product candidates, we may decide to enter into strategic partnerships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates.  For example, we have decided not to pursue additional clinical development of ATYR1940 without a significant collaboration or strategic partnership for this program.  We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex.  Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for ATYR1940 or any of our other product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk. We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all.  We are unable to predict when, if ever, we will enter into any strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships.  Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expectations.

We have a significant amount of debt that may cause risks that could adversely affect our business, operating results and financial condition.

In November 2016, we entered into a loan and security agreement, or Loan Agreement, for a term loan with Silicon Valley Bank and Solar Capital Ltd., to borrow up to $20.0 million principal in new term loans, $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

The Loan Agreement restricts, among other things, our ability to: convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto or reasonable extensions thereof; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness;  grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; or permit certain of our subsidiaries to hold or maintain certain assets in excess of certain specified amounts. The Loan Agreement includes a material adverse change clause, which enables the Lenders to require immediate repayment of the outstanding debt. The material adverse change clause covers a material impairment in the perfection or priority of the lenders’ lien in the underlying collateral or in the value of such collateral, material adverse change in business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation.

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

Risks related to the discovery, development and regulation of our product candidates based on tRNA synthetase biology

Our current product candidates and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.

We have concentrated our research and development efforts on extracellular functions of tRNA synthetase biology, a newly discovered area of biology. Our future success is highly dependent on the successful development of product candidates based on tRNA synthetase biology, including our current product candidates and additional product candidates arising from the Resokine pathway or other pathways. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins and related antibodies from the Resokine pathway and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work in tRNA synthetase biology and our product candidates represent a new therapeutic approach, developing and commercializing our product candidates subjects us to a number of challenges, including:

•	defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval;
•

obtaining regulatory approval from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities that have little or no experience with the development of extracellular tRNA synthetase-based therapeutics;

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

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance; and
•	developing therapeutics for diseases or indications beyond those addressed by our current product candidates.

Moreover, public perception of safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to adopt and prescribe novel therapeutics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices. Physicians may decide the therapy is too complex or unproven to adopt and may choose not to administer the therapy. Based on these and other factors, healthcare providers and payors may decide that the benefits of any therapeutic candidates for which we receive regulatory approval do not or will not outweigh its costs. Any inability to successfully develop commercially viable drugs would have an adverse impact on our business, prospects, financial condition and results of operations.

Data generated in our preclinical studies and patient sample data relating to the Resokine pathway may not be predictive or indicative of the immuno-modulatory activity or therapeutic effects, if any, of our product candidates in patients.

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from nonclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations. In addition, our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immuno-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates or experience significant delays in doing so, our business will be materially harmed.

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the Resokine pathway, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

We may encounter substantial delays and other challenges in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that any clinical trials that we are conducting or may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. For example, following our submission of an investigational new drug application, or IND, to the FDA to evaluate ATYR1940 in our Phase 1b/2 trial in adult patients with FSHD in the United States, our IND was placed on full clinical hold to address the issue of the comparability of the drug substance used in our preclinical toxicology studies to that previously used with that proposed for use in the U.S. clinical trial. After we submitted our response, in January 2015, FDA removed our IND from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND was placed on partial clinical hold, which prohibited the evaluation of ATYR1940 at doses higher than 3.0 mg/kg. The FDA lifted the partial clinical hold in December 2016.  We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.  Any inability to initiate or complete our clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

Any delay in or inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (as we did with ATYR1940 with changes in our contract manufacturer, production capacity and manufacturing cell line), we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

If the results of our clinical trials are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS; be subject to litigation; or experience damage to our reputation.

To date, the safety and efficacy of tRNA synthetase-based therapeutics in humans has not been studied to any significant extent. Accordingly, our product candidates could potentially cause adverse events that have not yet been predicted. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease. As described above, any of these events could prevent us from successfully completing the clinical development of our product candidates and impair our ability to commercialize any products.

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates, or safety, tolerability or toxicity issues that may occur in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities.

In our Phase 1b/2 clinical trials for ATYR1940, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although such elevated antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of ATYR1940 and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions, or IRRs, and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in any future clinical trials, or result in the retention of patients in future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or other safety concerns caused by such products, a number of potentially significant negative consequences could result.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations.

We may not be successful in our efforts to identify or discover additional product candidates.

A key element of our strategy is to leverage our discovery engine to identify extracellular proteins derived from tRNA synthetases (or antibodies targeting tRNA synthetase biology) to develop product candidates that are suitable for therapeutic application. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying appropriate potential product candidates; or
•

potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval and achieve market acceptance.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Certain of the conditions for which we may elect to evaluate our product candidates may be rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates or limitations required by trial protocols.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner may also be affected by other factors, including:

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

We may face manufacturing stoppages and other challenges associated with the clinical or commercial manufacture of our tRNA synthetase-based therapeutics.

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

In addition, the manufacture of our tRNA synthetase-based therapeutic candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. For example, we changed cell lines for the production of ATYR1940 in connection with the engagement of a new CDMO and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as ATYR1923, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our ATYR1923 molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. With regard to our ORCA program we are working with third parties for cell line development and antibody manufacturing which may be subject to delays or staging based on our program priorities or other third party factors that may be beyond our control. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Although the FDA and the European Commission have granted orphan drug designation to ATYR1940 for the treatment of FSHD and LGMD, we may not receive orphan drug designation for ATYR1940 in other jurisdictions or for other indications that we may pursue, or for any other of our product candidates under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

The FDA and the European Commission have each granted orphan drug designations to ATYR1940 for the treatment of FSHD and for the treatment of LGMD. We may also apply for orphan drug designation for other product candidates and for ATYR1940, if we are able to engage a collaborative or strategic partner for further development, in other territories and for other indications. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. To date, we have been granted orphan drug designation for only one product candidate in the United States and the European Union for two indications. We cannot assure you that we will be able to obtain orphan drug designation, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

A breakthrough therapy or fast track designation by the FDA may not lead to expedited development or regulatory review or approval.

In October 2016 and January 2017, the FDA granted ATYR1940 fast track designations for the treatment of FSHD and LGMD2B, respectively. We may also seek, from time to time, breakthrough therapy or fast track designation for our other product candidates, although we may elect not to do so. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track designation is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for ATYR1940 for the treatment of FHSD and LGMD2B, or even if we receive breakthrough therapy or fast track designation for other indications or for our other product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Even if we obtain regulatory approval for a product candidate, such product will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, adverse event reporting and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

We will have to comply with requirements concerning advertising and promotion for our products. Violations, including actual or alleged promotion of our products for unapproved, or off-label, uses are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business. In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, agreements that would materially restrict the manner in which we promote or distribute our drug products and exclusion from Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

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

We currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, research and preclinical and clinical testing with respect to our product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for any product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable study plan and protocols and GCPs so long as we continue to develop and commercialize on our own.

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

We rely and intend to rely on third parties to produce nonclinical, clinical and commercial supplies of our product candidates.

Other than some internal capacity to support pre-clinical activities, we do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on CDMOs and CROs, entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

With regard to our ORCA program, we are currently in early stages of CMC activities, including cell line development contracted at a CRO and have selected a CDMO for GMP manufacturing. We currently rely on a single CDMO for process development and scale-up of ATYR1923, including the manufacture of bulk drug substance for our projected needs for initial clinical trials. We relied on a single CDMO for bulk drug substance for ATYR1940 for our projected needs for anticipated pivotal clinical trials. If we pursue further development of ATYR1940 with a collaboration or strategic partnership, subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

We rely on third parties to manufacture our product candidates, and we collaborate with various academic institutions in the development of our discovery engine for therapeutic applications based on tRNA synthetase biology. In connection with these activities, we are required, at times, to share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may not be successful in obtaining or maintaining necessary rights to our therapeutic product candidates and processes for our development pipeline through acquisitions and in-licenses.

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

We currently conduct research activities through our majority-owned (98%) Hong Kong subsidiary, Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union and in Australia and may conduct future clinical trials internationally. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; and foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. For example, in March 2017, the U.K. government provided official legal notification to the European Union that the U.K. will exit the European Union (commonly referred to as “Brexit”), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by contract manufacturing organizations at various locations in the United States. We currently conduct our Phase I clinical trial for ATYR1923 in Australia and sponsor research in Hong Kong.  Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We rely on third-party manufacturers to produce our product candidates, but we have not entered into agreements with any such manufacturers to support commercialization.

We have not yet secured manufacturing capabilities for commercial quantities of any of our product candidates. Although we intend to rely on third-party manufacturers for commercialization, we have not yet entered into a long-term commercial supply agreement to support full scale commercial production, and we or our contract manufacturers may be unable to process validation activities necessary to enter into commercial supply agreements or otherwise negotiate agreements with the manufacturers to support our commercialization activities at commercially reasonable terms.

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

In addition, any significant disruption in our relationships with our manufacturers could harm our business. There are a relatively small number of potential manufacturers for our product candidates, and such manufacturers may not be able to supply our drug products at the times we need them or on commercially reasonable terms. Any disruption to our relationship with our current manufacturers and any manufacturers that we contract with in the future will result in delays in our ability to complete the clinical development of, or to commercialize, our product candidates, and may require us to incur additional costs.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Many larger companies, universities and private and public research institutions are also actively engaged in the development of therapeutics to address muscle loss and muscle weakness in a variety of indications.

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

As of March 15, 2018, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 78.5% of our voting stock, including 14.8% held by entities affiliated with EcoR1 Capital and 9.50% held by Viking Global Opportunities Illiquid Investments Sub-Master LP (VGO Fund, together with its affiliates, Viking). The percentage of our common stock beneficially owned by Viking would increase substantially if Viking waived the ownership percentage limitation of 9.50% of the shares of our common stock then issued and outstanding (Viking Percentage Limitation) and would further increase substantially if we obtained the approval of our stockholders to the extent required in accordance with the NASDAQ Global Market rules (the Requisite Approval) (up to 38.5% assuming no other shares of common stock were issued upon exercise of the warrants purchased by all other selling stockholders).  VGO Fund can waive or change the Viking Percentage Limitation on 61 days notice. Assuming all of the shares issued in the Private Placement are sold by the purchasers in such transaction, our executive officers, directors, principal stockholders and their affiliates would beneficially own approximately 25.4% of our voting stock. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Comprehensive tax reform in the United States could adversely affect our business and financial condition.

The Tax Cuts and Jobs Act (the “TJCA”) was enacted on December 22, 2017 in the United States. The TJCA contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TJCA is uncertain, and our business and financial condition could be adversely affected. We are still in the process of evaluating the TJCA and do not know the full effect it will have on our business, including our consolidated financial statements. The TJCA is complex and far-reaching and we cannot predict with certainty the impact its enactment will have on us. Moreover, that effect, whether adverse or favorable, may not become evident for some period of time. Further, we urge stockholders to consult with their legal and tax advisors with respect to the Tax Reform Act and the potential tax consequences of investing in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through September 7, 2011 and determined that on November 30, 2006 an ownership change occurred, for which we have adjusted our NOL and research and development tax credit carryforwards. We have completed additional analyses through December 31, 2017 and determined that an ownership change occurred subsequent to September 7, 2011 and are in the process of analyzing the impact to our NOL and research and development tax credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our administrative offices and research laboratory are located in San Diego, California. We lease approximately 24,494 square feet of office and laboratory space under an operating lease that expires in May 2019. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

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

	Price Range
	High	Low
Year Ended December 31, 2017:
First Quarter	$4.45	$2.25
Second Quarter	$3.75	$3.00
Third Quarter	$5.35	$2.30
Fourth Quarter	$6.50	$3.30

	Price Range
	High	Low
Year Ended December 31, 2016:
First Quarter	$9.63	$3.50
Second Quarter	$4.36	$2.48
Third Quarter	$3.85	$2.62
Fourth Quarter	$3.80	$2.10

Holders of Record

As of March 15, 2018, there were approximately 59 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in "street name" or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

The following graph shows a comparison from May 7, 2015 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on May 7, 2015. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2017.

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

	Years Ended December 31,
	2017	2016	2015
Statements of Operations Data:
Loss from operations	$(47,145)	$(57,940)	$(47,616)
Net loss	(48,207)	(57,855)	(47,973)
Comprehensive loss	(48,251)	(57,760)	(48,144)
Net loss per share, basic and diluted	$(1.87)	$(2.44)	$(3.03)
Weighted average shares outstanding, basic and diluted	25,799,853	23,681,019	15,838,353

	As of December 31,
	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$85,119	$76,149	$125,349
Total assets	89,355	80,524	129,675
Working capital	76,594	66,243	85,802
Long-term debt, net of current portion and issuance costs	14,719	9,198	1,776
Accumulated deficit	(264,186)	(215,979)	(158,124)
Total stockholders’ equity (deficit)	64,245	62,801	115,050

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

Overview

We engage in the discovery and clinical development of innovative medicines using our knowledge of tRNA synthetase biology. We have discovered novel extracellular functions of proteins derived from a number of tRNA synthetase genes, a family of more than 20 genes that influence immune function, and other activities, in previously unknown ways. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to all 20 human tRNA synthetases as well as our product candidates.

Today, we focus on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, which has fueled a pipeline of novel drug candidate programs addressing disease areas of high unmet medical need, including cancer and lung disease. We refer to these proteins as Resokine proteins. Our current programs include:

ORCA

Our ORCA program is a preclinical immune-oncology research program that targets the Resokine pathway using antibodies to bind to Resokine in tumor settings. We believe tumors, across multiple tumor types, may utilize Resokine to aid in the evasion of host anti-tumor immune responses.  We have evaluated the therapeutic potential of targeting this novel pathway in multiple in vitro and in vivo tumor models, in comparison to and in combination with incumbent check-point modulators.  Based on the tumor model data, we believe that targeting this pathway can reduce or, in some cases, reverse tumor growth either as a monotherapy or in combination therapy.

ATYR1923 (iMod.Fc)

Our scientists successfully engineered the first fusion protein with a Resokine protein, ATYR1923, to provide designed properties to enhance the immuno-modulatory aspects in vivo. We plan to develop ATYR1923 as a potential therapeutic for patients with interstitial lung diseases (ILD). This fusion protein, which utilizes the Fc region of an antibody, also potentially represents a novel Fc fusion platform for future tRNA synthetase based therapies.  We are currently conducting a first-in-human Phase 1 clinical trial of ATYR1923. This randomized, double-blind, placebo-controlled study will investigate the safety, tolerability, immunogenicity, and pharmacokinetics of intraveneous ATYR1923 in healthy volunteers. We anticipate learning more about the safety profile and tolerability of ATYR1923 as well as some characteristics of its pharmacokinetics and dosing potential. In parallel, we are expanding our knowledge base of the therapeutic potential of ATYR1923 by conducting several in vivo and in vitro models to further elucidate its potential clinical utility. These data, as well as the Phase 1 clinical trial results, will help inform selection of the indication for future clinical trials for our ATYR1923 program.

ATYR1940 (Resolaris)

We internally discovered and developed ATYR1940, our first therapeutic candidate based on a protein naturally secreted from muscle (Resokine) that may act to influence T-cell activation at the tissue level to promote healthier muscle. There is potential that ATYR1940 may translate into an innovative therapeutic for rare genetic myopathies with an immune component, including limb-girdle muscular dystrophy (LGMD), facioscapulohumeral muscular dystrophy (FSHD), and Duchenne muscular dystrophy (DMD).  We collected evidence that supports applicability of ATYR1940 as an example of adding back a protein that is insufficiently produced by the human body to potentially counteract disease.

Our patent estate provides us with potential product protection as we pioneer this new and important area of human biology.  To protect our industry unique pipeline based on our proprietary new biology, we have built an intellectual property estate comprising over 250 issued patents or allowed patent applications that are owned or exclusively licensed by us, including over 300 potential protein compositions.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic potential of tRNA synthetase biology, including the preclinical development of and clinical trials for ATYR1940, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through December 31, 2017, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our initial public offering (IPO), private placements of our capital stock, convertible promissory notes, commercial bank debt and a convertible promissory note issued to our landlord and term loans.

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

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the years ended December 31, 2017, 2016 and 2015, we have incurred consolidated net losses of $48.2 million, $57.9 million and $48.0 million, respectively. As of December 31, 2017, we had an accumulated deficit of $264.2 million.

Substantially all of our net losses resulted from costs incurred in connection with our development of and clinical trials for ATYR1940 and ATYR1923, our other research and development programs (including ORCA) and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, at least until we apply for and receive regulatory approval for our product candidates and generate substantial revenues from its commercialization, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the nature and extent of our research and development expenses and clinical trials. We expect our expenses will fluctuate in connection with our ongoing activities as we:

•	conduct clinical trials of ATYR1923 and any additional product candidates we may develop, including any product candidates from our ORCA program;
•	continue our research and product development efforts;
•	manufacture preclinical study and clinical trial materials;
•	expand, protect and maintain our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
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

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include the accounts of aTyr Pharma, Inc., and its 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of December 31, 2017. All intercompany transactions and balances are eliminated in consolidation.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of and clinical trials for ATYR1940, ATYR1923, research and development activities related to our ORCA program and to research efforts targeting the potential therapeutic application of other Physiocrine-based immuno-modulators (including funding of our research collaborations with The Scripps Research Institute). These expenses consist primarily of:

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and will consist primarily of costs related to advancing our ORCA program, including antibody development and CMC activities, advancing our ATYR1923 program into clinical trials and research, discovery and development activities relating to our discovery engine for therapeutics based on tRNA synthetase biology, including our ORCA program.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We currently rely on third parties for the clinical development of our product candidates and the manufacture of our product candidates to support our ongoing and future clinical trials. We pay these third parties, including consultants, CROs, manufacturers and other service providers, pursuant to contractual arrangements, which may include provisions for time and materials-based payments, project-based fees and milestone payments. We base our accrual for these expenses on our estimates of the services received and efforts expended pursuant to our contractual arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock option grants with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance is achieved. For stock option grants with market-based conditions, the expense is recorded using the accelerated attribution method over the requisite service period for each vesting tranche. We account for stock options granted to non-employees using the fair value approach.  These options are subject to periodic revaluation over their vesting terms. We estimate fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model.  We estimate the fair value of the market-based stock option grants using Monte Carlo simulations. We generally estimate the fair value using assumptions, including the risk-free interest rate, the expected volatility of a peer group of similar companies, the expected term of the awards and the expected dividend yield. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We follow Accounting Standards Codification (ASC) Topic 718, Compensation – Stock Compensation and ASC 505-50 Equity Based Payments to Non-employees as guidance for accounting modifications.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase /
	2017	2016	(Decrease)
Research and development expenses	$30,067	$42,846	$(12,779)
General and administrative expenses	17,078	15,094	1,984
Other income (expense)	(1,062)	36	(1,098)

Research and development expenses. Research and development expenses were $30.1 million and $42.8 million for the years ended December 31, 2017 and 2016, respectively. The decrease of $12.8 million was due primarily to a $9.6 million decrease related to manufacturing costs incurred in support of ATYR1940, a $6.7 million decrease related to ATYR1940 clinical trial costs, a $0.5 million decrease in discovery projects, and a $0.5 million decrease in non-cash stock-based compensation expense. The decrease was partially offset by an increase of $1.3 million related to ATYR1923 phase 1 clinical studies, a $1.2 million increase related to research and non-clinical development costs incurred for ATYR1923, a $1.1 million increase related to ORCA pre-clinical and research activities, an increase of $0.8 million related to manufacturing costs incurred in support of ATYR1923.

General and administrative expenses. General and administrative expenses were $17.1 million and $15.1 million for the years ended December 31, 2017 and 2016, respectively. The increase of $2.0 million was due primarily to a $2.2 million increase in non-cash stock-based compensation expense related to executive transitions, which was partially offset by a reduction of $0.2 million in professional fees.

Other income (expense). Other income (expense) was $(1.1) million and $36,000 for the years ended December 31, 2017 and 2016, respectively.  The change was primarily a result of increased interest expense related to our Term Loans.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase /
	2016	2015	(Decrease)
Research and development expenses	$42,846	$34,504	$8,342
General and administrative expenses	15,094	13,112	1,982
Other income (expense)	36	(357)	393

Research and development expenses. Research and development expenses were $42.8 million and $34.5 million for the years ended December 31, 2016 and 2015, respectively. The increase of $8.3 million was due primarily to a $3.2 million increase in clinical and non-clinical development costs for ATYR1940, a $2.4 million increase in manufacturing development costs for ATYR1923, a $2.0 million increase in other pre-clinical development costs, a $1.2 million increase related cGMP manufacturing of ATYR1940 to support future clinical trials and a $1.5 million increase related to compensation expenses resulting from increased headcount in research and development functions. The increase was offset by a decrease related to a one-time $1.4 million non-cash expense for the assignment of certain intellectual property rights in the prior year period and a $0.6 million reduction of non-cash stock-based compensation.

General and administrative expenses. General and administrative expenses were $15.1 million and $13.1 million for the years ended December 31, 2016 and 2015, respectively. The increase of $2.0 million was due primarily to a $1.8 million increase in personnel costs resulting from increased headcount, including $0.8 million of non-cash stock-based compensation.

Other income (expense). Other income (expense) was $36,000 and $(0.4) million for the years ended December 31, 2016 and 2015, respectively.  The change was primarily a result of decreased interest expense from lower debt balance.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2017, we had an accumulated deficit of $264.2 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2017, we had cash, cash equivalents and available-for-sale investments of $85.1 million.  We believe that our existing cash and cash equivalents as of December 31, 2017 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Annual Report.

Sources of Liquidity

From our inception through December 31, 2017, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of our capital stock, promissory notes, venture debt, a convertible promissory note issued to our landlord and term loans.

Debt Financing

In November 2016, we entered into a loan and security agreement (the Loan Agreement) with SVB and Solar to borrow to $20.0 million, issuable in three separate tranches of $10.0 million, $5.0 million and $5.0 million, respectively. The first tranche of $10.0 million was funded on November 18, 2016 (Term A Loan). Under the Term A Loan, we received cash proceeds of $7.3 million, net of a $2.6 million repayment of the principal, accrued interest and $0.5 million final payment under our previous $10.0 million loan and security agreement with SVB (SVB Loan). We did not pay any termination or other fees in connection with the repayment of amounts due under the SVB Loan. The second tranche of $5.0 million was funded on June 30, 2017 (Term B Loan). Under the Term B Loan, we received cash proceeds of $4.9 million, net of debt issuance costs of $0.1 million.

In December 2017, we entered into an amendment of the Loan Agreement which modified the milestone requirements for the draw of the third tranche of the loan to include Australia as a qualifying geography for the initiation of a Phase 1 clinical trial for ATYR1923. In connection with the amendment to the Loan Agreement, the third tranche of $5.0 million was funded on December 22, 2017 (Term C Loan). We received cash proceeds of $4.9 million, net of debt issuance costs of $0.1 million.

Pursuant to the Loan Agreement, as amended, we were originally obligated to make interest only payments through December 1, 2017, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The interest only period was extended to June 1, 2018 upon achievement of certain milestones as set forth in the Loan Agreement, as amended. The Term A Loan, Term B Loan and Term C Loan (collectively, as Term Loans) bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs.

In connection with the Term A Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the Term B Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. In connection with the Term C Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,188 shares of our common stock with an exercise price of $3.72 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(42,353)	$(52,861)	$(36,797)
Investing activities	(27,648)	33,527	(71,994)
Financing activities	52,704	4,697	147,917
Net decrease in cash	$(17,297)	$(14,637)	$39,126

Operating activities. Net cash used in operating activities was $42.4 million, $52.9 million and $36.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2017 related to non-cash charges including: $0.7 million for depreciation and amortization and $6.8 million for stock-based compensation and an increase in our net operating assets and liabilities of $1.7 million. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2016 related to non-cash charges including: $0.9 million for depreciation, $5.0 million for stock-based compensation, and an increase in our net operating assets and liabilities of $1.4 million. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2015 related to non-cash charges including: $0.9 million for depreciation, $4.9 million for stock-based compensation, $1.4 million for the issuance of common stock for technology to The Scripps Research Institute (TSRI) and a decrease in our net operating assets and liabilities of $3.3 million.

Investing activities. Net cash used in investing activities for the year ended December 31, 2017 consisted of $26.3 million of net purchases of investment securities and $1.3 million of property and equipment purchases. Net cash provided by investing activities for the year ended December 31, 2016 consisted of $34.1 million of net maturities of investment securities and $0.6 million of property and equipment purchases. Net cash used in investing activities for the year ended December 31, 2015 consisted of $71.3 million of net purchases of investment securities and $0.7 million of property and equipment purchases.

Financing activities. Net cash provided by financing activities during the year ended December 31, 2017 was $52.7 million and consisted primarily of $42.5 million of proceeds from the private placement, net of offering costs paid in the period and $9.9 million from the Term B Loan and Term C Loan, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2016 was $4.7 million and consisted primarily of $9.7 million from the Term A Loan, net of issuance costs offset by $5.2 million of principal payments on the SVB Loan. Net cash provided by financing activities for the year ended December 31, 2015 was $147.9 million and consisted primarily of $75.6 million of net proceeds from the issuance of Series E redeemable convertible preferred stock and $76.9 million of proceeds from the IPO net of offering costs paid in the period, offset by $3.2 million of principal payments on the SVB Loan and $2.0 million repayment of convertible debt and related accrued interest.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance our ORCA program, advance ATYR1923 in clinical development, continue our research and development activities with respect to potential tRNA synthetase-based therapeutics, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to advance our ORCA program, including antibody development and CMC activities;
•	our ability to initiate, and the progress and results of, our planned clinical trials of ATYR1923;
•	the scope, progress, results and costs of preclinical development, and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Term Loans, principal payments only	$20,000	$5,333	$14,667	$—	$—
Operating lease (1)	1,528	1,108	420	—	—
Total	$21,528	$6,441	$15,087	$—	$—
(1)

Our operating lease obligations relate to our corporate headquarters in San Diego, California.  We have 24,494 square feet of office and laboratory space under an operating lease that expires in May 2019.

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

We may have payment obligations under our agreements with TSRI certain of which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2017, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

We are party to an amended and restated research funding and option agreement with TSRI, under which we provide funding to TSRI to conduct certain research activities related to aminoacyl tRNA synthetases. Under the research funding and option agreement, TSRI has granted us options to enter into license agreements to acquire rights and exclusive licenses to develop, make, have made, use, have used, import, have imported, offer to sell, sell and have sold certain licensed products, processes and services based on certain technology arising from the sponsored research activities. Pursuant to the terms of these license agreements, TSRI is entitled to receive tiered royalties as a percentage of net sales, ranging from the low to mid-single digits, with these royalty rates subject to adjustment under certain circumstances. Additionally, we have agreed to pay TSRI a percentage of non-royalty revenue we receive from our sublicensees or partners, with the amount owed decreasing if we enter into the applicable sublicense agreement or partnering agreement after meeting a specified clinical milestone. We are obligated to make payments to TSRI of up to an aggregate of $2.75 million under each license agreement upon the achievement of specific clinical and regulatory milestone events. We are currently evaluating four early stage discovery projects at TSRI and are evaluating the level of funding we will direct to these projects beyond May 31, 2018 as part of our portfolio prioritization process.

In addition, we have payment obligations under our agreement with a third party contracted development and manufacturing organization of up to low seven figures related to the development of the manufacturing process and for the production of drug substance for ATYR1923. In the next 12 months, based on statements of work, we are committed to pay the third party contract manufacturing organization approximately $1.6 million based on development and production milestones.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of December 31, 2017, we had cash and cash equivalents, and available-for-sale investments totaling $85.1 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2017, the increase would not have had a material effect on our results of operations.

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

Foreign Currency Exchange Risk

We incur expenses, including for clinical research organizations and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling, Euro and Australian dollar. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. The Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates would not have a material effect on our results of operations or financial condition.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Diego, California

March 20, 2018

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$21,091	$38,388
Available-for-sale investments, short-term	64,028	33,759
Prepaid expenses and other assets	1,866	2,621
Total current assets	86,985	74,768
Available-for-sale investments, long-term	—	4,002
Property and equipment, net	2,280	1,421
Other assets	90	333
Total assets	$89,355	$80,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,276	$2,606
Accrued expenses	3,103	5,450
Current portion of deferred rent	—	130
Current portion of long-term debt, net of issuance costs and discount	5,012	339
Total current liabilities	10,391	8,525
Long-term debt, net of current portion and issuance costs and discount	14,719	9,198
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; undesignated authorized shares – 5,000,000 at December 31, 2017 and 2016, respectively; Class X Convertible Preferred Stock issued and outstanding shares– 2,285,952 and no shares at December 31, 2017 and 2016, respectively	2	—
Common stock, $0.001 par value; authorized shares – 150,000,000 as of December 31, 2017 and 2016, respectively; issued and outstanding shares – 29,789,162 and 23,744,832 as of December 31, 2017 and 2016, respectively	30	24
Additional paid-in capital	328,519	278,832
Accumulated other comprehensive loss	(120)	(76)
Accumulated deficit	(264,186)	(215,979)
Total stockholders’ equity	64,245	62,801
Total liabilities and stockholders’ equity	$89,355	$80,524

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Operating expenses:
Research and development	$30,067	$42,846	$34,504
General and administrative	17,078	15,094	13,112
Total operating expenses	47,145	57,940	47,616
Loss from operations	(47,145)	(57,940)	(47,616)
Other income (expense), net
Other income (expense), net	(1,062)	65	(386)
Loss on extinguishment of debt	—	(29)	—
Change in fair value of warrant liabilities	—	—	29
Total other income (expense)	(1,062)	36	(357)
Loss before income taxes	(48,207)	(57,904)	(47,973)
Income tax benefit	—	49	—
Net loss	(48,207)	(57,855)	(47,973)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(15)
Net loss per share attributable to common stockholders, basic and diluted	(48,207)	(57,855)	(47,988)
Net loss per share, basic and diluted	$(1.87)	$(2.44)	$(3.03)
Weighted average common shares outstanding, basic and diluted	25,799,853	23,681,019	15,838,353

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(48,207)	$(57,855)	$(47,973)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale investments, net of tax	(44)	95	(171)
Comprehensive loss	$(48,251)	$(57,760)	$(48,144)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Stockholder Note	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	(Deficit)
Balance as of December 31, 2014	73,487,415	$95,619	—	$—	909,880	$1	$19,209	$(69)	$—	$(110,151)	$(91,010)
Issuance of Series E redeemable convertible preferred stock for cash	68,166,894	75,650	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	(141,654,309)	(171,284)	—	—	16,279,859	16	171,268	—	—	—	171,284
Issuance of common stock through initial public offering, net	—	—	—	—	6,164,000	6	75,897	—	—	—	75,903
Repayment of stockholder note receivable	—	—	—	—	—	—	(9)	69	—	—	60
Exercise of common stock options	—	—	—	—	196,500	1	534	—	—	—	535
Reclassification of preferred stock warrant liability to additional paid-in-capital	—	—	—	—	—	—	290	—	—	—	290
Issuance of common stock to The Scripps Research Institute	—	—	—	—	119,840	—	1,411	—	—	—	1,411
Changes in share repurchase liability	—	—	—	—	—	—	(120)	—	—	—	(120)
Stock-based compensation	—	—	—	—	—	—	4,856	—	—	—	4,856
Accretion to redemption value of redeemable convertible preferred stock	—	15	—	—	—	—	(15)	—	—	—	(15)
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	—	—	—	—		(47,973)	(47,973)
Balance as of December 31, 2015	—	—	—	—	23,670,079	24	273,321	—	(171)	(158,124)	115,050
Exercise of common stock options and release of restricted stock units	—	—	—	—	17,972	—	20	—	—	—	20
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	56,781	—	143	—	—	—	143
Issuance of warrants related to term loan	—	—	—	—	—	—	217	—	—	—	217
Changes in share repurchase liability	—	—	—	—	—	—	102	—	—	—	102
Stock-based compensation	—	—	—	—	—	—	5,029	—	—	—	5,029
Net unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	—	(57,855)	(57,855)
Balance as of December 31, 2016	—	—	—	—	23,744,832	$24	$278,832	$—	$(76)	$(215,979)	$62,801
Exercise of common stock options and release of restricted stock units	—	—	—	—	111,039	—	186	—	—	—	186
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	61,171	—	175	—	—	—	175
Issuance of common stock and preferred stock from private placement, net of offering costs	—	—	2,285,952	2	5,872,120	6	42,231	—	—	—	42,239
Issuance of warrants related to term loan	—	—	—	—	—	—	263	—	—	—	263
Changes in share repurchase liability	—	—	—	—	—	—	48	—	—	—	48
Stock-based compensation	—	—	—	—	—	—	6,784	—	—	—	6,784
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(44)		(44)
Net loss	—	—	—	—	—	—	—	—	—	(48,207)	(48,207)
Balance as of December 31, 2017	—	—	2,285,952	$2	29,789,162	$30	$328,519	$—	$(120)	$(264,186)	$64,245

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net loss	$(48,207)	$(57,855)	$(47,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	713	900	869
Issuance of common stock for technology	—	—	1,411
Stock-based compensation	6,784	5,029	4,856
Accretion of debt discount	192	173	297
Loss on debt extinguishment	—	29	—
Change in fair value of preferred stock warrant liability	—	—	(29)
Amortization of premium of available-for-sale investment securities	14	531	789
Deferred rent	(130)	(315)	(295)
Changes in operating assets and liabilities
Prepaid expenses and other assets	761	(421)	(666)
Accounts payable and accrued expenses	(2,491)	(932)	3,944
Net cash used in operating activities	(42,364)	(52,861)	(36,797)
Cash flows from investing activities:
Purchases of property and equipment	(1,312)	(600)	(664)
Purchases of available-for-sale investment securities	(77,672)	(28,089)	(109,445)
Maturities of available-for-sale investment securities	51,347	62,216	38,115
Net cash (used in) provided by investing activities	(27,637)	33,527	(71,994)
Cash flows from financing activities:
Proceeds from issuance of preferred stock for cash, net of issuance costs	—	—	75,648
Proceeds from issuance of common stock through initial public offering, net of offering costs	—	—	76,902
Proceeds from issuance of common stock through option exercises	186	20	604
Proceeds through employee stock purchase plan	175	143	—
Proceeds from borrowing, net	9,866	9,736	—
Proceeds from issuance of securities through private placement, net of issuance costs	42,477	—	—
Repayments on loans payable	—	(5,202)	(3,237)
Repayments of convertible debt	—	—	(2,000)
Net cash provided by financing activities	52,704	4,697	147,917
Net change in cash and cash equivalents	(17,297)	(14,637)	39,126
Cash and cash equivalents at beginning of period	38,388	53,025	13,899
Cash and cash equivalents at the end of period	$21,091	$38,388	$53,025

Supplemental disclosure of cash flow information:
Interest paid	$1,000	$225	$925

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in connection with borrowings	$263	$217	$—
Changes in share repurchase liability	$48	$102	$(120)

See accompanying notes.

aTyr Pharma, Inc.

Notes to Consolidated Financial Statements

1. Organization, Business and Basis of Presentation

Organization and Business

We were incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and clinical development of innovative medicines using our knowledge of tRNA synthetase biology.

Principles of Consolidation

Our consolidated financial statements include our accounts, our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The most significant estimates in our consolidated financial statements relate to the fair value of equity issuances and awards, and clinical trials and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

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

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities, asset-backed securities, commercial paper and United States Treasury securities. We classify all investment securities as available-for-sale. Investment securities are carried at fair value, with the unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. As of December 31, 2017, we held an aggregate total of $64.0 million of investment securities which consisted of corporate debt securities, asset-backed securities, all of which will mature in less than one year and there was a $0.1 million difference between the amortized cost and fair value of these investment securities. As of December 31, 2016, we held $37.8 million of corporate debt securities, all of which mature in less than one year, and there was $27,000  difference between the amortized cost and fair value of these investment securities.

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

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses, including accrued research and development expenses for fees paid to investigative sites and clinical research organizations (CROs) in connection with clinical trials; service providers in connection with preclinical development activities; service providers related to product manufacturing; and other professional services. The accrual process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Although we do not expect the estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. Historically, our estimated accrued liabilities have approximated actual expenses incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We recognize forfeitures as they occur as a reduction of expense. For stock option grants with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. For stock option grants with market-based conditions, the expense is recorded using the accelerated attribution method over the requisite service period for each vesting tranche. We account for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms. We estimate the fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model. We estimate the fair value of the market-based stock option grants using a Monte Carlo simulation. The fair value of restricted stock units is determined by the closing price as of the grant date.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 3,685, 25,984 and 61,814 shares subject to repurchase from the weighted average number of common shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock,  warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Year Ended December 31,
	2017	2016	2015
Class X Convertible Preferred Stock (if-converted)	11,429,760	—	—
Warrants for common stock	6,682,708	121,512	25,970
Common stock options and restricted stock units	4,666,359	4,091,701	2,625,280
Employee stock purchase plan	31,086	36,836	17,363
	22,809,913	4,250,049	2,668,613

The following table summarizes our net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Consolidated net loss	$(48,207)	$(57,855)	$(47,973)
Accretion to redemption value	—	—	(15)
Net loss attributable to common stockholders	(48,207)	(57,855)	(47,988)

Denominator:
Weighted average common shares outstanding	25,803,538	23,707,003	15,900,167
Weighted average common shares subject to repurchase	(3,685)	(25,984)	(61,814)
Weighted average common shares outstanding - basic and diluted	25,799,853	23,681,019	15,838,353

Net loss per share - basic and diluted	$(1.87)	$(2.44)	$(3.03)

Convertible Preferred Stock

We apply the relevant accounting standards to distinguish liabilities from equity when assessing the classification and measurement of preferred stock. Preferred shares subject to mandatory redemptions are considered liabilities and measured at fair value. Conditionally redeemable preferred shares are considered temporary equity. All other preferred shares are considered as stockholders’ equity. None of our outstanding preferred stock has redemption features.

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

3. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the fair value of our Term Loans approximate its carrying values. Investment securities are recorded at fair value.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in asset-backed securities, commercial paper, and corporate debt securities. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Assets:
Current:
Cash equivalents	$9,070	$9,070	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,497	—	6,497	—
Commercial paper	21,943	—	21,943	—
Corporate debt securities	18,260	—	18,260	—
United States Treasury securities	17,328	17,328	—
Sub-total short-term investments	64,028	17,328	46,700	—
Total assets measured at fair value	$73,098	$26,398	$46,700	$—
As of December 31, 2016:
Assets:
Current:
Cash equivalents	$29,251	$29,251	$—	$—
Available-for-sale investments, short-term:
Commercial paper	7,843	—	7,843	—
Corporate debt securities	20,913	—	20,913	—
United States Treasury securities	5,003	5,003	—	—
Sub-total short-term investments	33,759	5,003	28,756	—
Available-for-sale investments, long-term:
Asset-backed securities	4,002	—	4,002	—
Sub-total long-term investments	4,002	—	4,002	—
Total assets measured at fair value	$67,012	$34,254	$32,758	$—

As of December 31, 2017 and 2016, available-for-sale investments are detailed as follows (in thousands):

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,501	—	(4)	$6,497
Commercial paper	21,943	—	—	21,943
Corporate debt securities	18,286	—	(26)	18,260
United States Treasury securities	17,368	—	(40)	17,328
	$64,098	$—	$(70)	$64,028

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Commercial paper	$7,843	$—	$—	$7,843
Corporate debt securities	20,942	—	(29)	20,913
United States Treasury securities	5,002	1	—	5,003
	$33,787	$1	$(29)	$33,759
Available-for-sale investments, long-term:
Asset-backed securities	$4,001	$1	$—	$4,002
	$4,001	$1	$—	$4,002

As of December 31, 2017, all available-for-sale investments have contractual maturity dates less than one year. As of December 31, 2017, there are 20 available-for-sale investments in gross unrealized loss position, all of which have been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of December 31, 2017.

4. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Computer and office equipment	$425	$401
Scientific and laboratory equipment	5,494	3,965
Tenant improvements	1,706	1,687
	7,625	6,053
Less accumulated depreciation and amortization	(5,345)	(4,632)
	$2,280	$1,421

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued salaries, wages and benefits	1,920	1,977
Other accrued expenses (1)	1,183	3,473
	$3,103	$5,450

(1)Other accrued expenses include expenses for clinical research organizations and contract manufacturing organizations.

5. Debt, Commitments and Contingencies

Term Loans

In November 2016, we entered into a loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar) to borrow up to $20.0 million, issuable in three separate tranches of $10.0 million, $5.0 million and $5.0 million, respectively. The first tranche of $10.0 million was funded in November 2016 (Term A Loan). Under the Term A Loan, we received cash proceeds of $7.3 million, net of a $2.6 million repayment of the principal, accrued interest and the $0.5 million final payment under our previous $10.0 million loan and security agreement with SVB (SVB Loan). We did not pay any termination or other fees in connection with the repayment of amounts due under the SVB Loan.

In June 2017 and December 2017, we entered amendments to the Loan Agreement which modified certain conditions under which we may receive and repay the term loans under the Loan Agreement. The second (Term B) and third (Term C) tranche of $5.0 million each were funded in June 2017 and December 2017, respectively. We received total cash proceeds of $9.9 million, net of debt issuance costs of $0.1 million for both tranches. The amendments to the Loan Agreement were not a result of a troubled debt restructuring and did not result in modifications to the terms that were substantially different.

Under the Loan Agreement, we were originally obligated to make interest only payments through December 1, 2017, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. With the Loan Agreement, as amended, the interest only period was extended to June 1, 2018. The Term A Loan, Term B Loan and Term C Loan (collectively, the Term Loans) bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, as well as any non-usage fees.

The obligations under the Term Loans are secured by liens on our tangible personal property and we agreed to not encumber any of our intellectual property. The Term Loans include a material adverse change clause, which enables the Lenders to require immediate repayment of the outstanding debt. The material adverse change clause covers a material impairment in the perfection or priority of the lenders’ lien in the underlying collateral or in the value of such collateral, material adverse change in business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation.

As of December 31, 2017, the carrying value of our Term Loans consist of $20.0 million principal outstanding less the debt issuance costs of $0.9 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans. The final maturity payment of $1.8 million is accruing over the life of the Term Loans through interest expense.

In connection with the Term A Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the Term B Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. In connection with the Term C Loan, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,188 shares of our common stock with an exercise price of $3.72 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as debt discount which are being accreted to interest expense over the life of Term Loans.

Term loans and unamortized discount balances are as follows (in thousands):

	December 31,
	2017	2016
Long-term debt	$20,000	$10,000
Less debt issuance costs and discount	(345)	(463)
Long-term debt, net of issuance costs and discount	19,655	9,537
Less current portion of long-term debt	(5,333)	(339)
Add accrual of final payment	397	—
Long-term debt, net of current portion and issuance costs and discount	$14,719	$9,198

Current portion of long-term debt	$5,333	$339
Less current portion of debt issuance costs and discount	(321)	—
Current portion of long-term debt, net of issuance costs and discount	$5,012	$339

Future principal payments for the Term Loans are as follows (in thousands):

December 31, 2017
2018	$5,333
2019	8,000
2020	6,667
$20,000

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

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.5 million and $0.4 million, respectively.

As of December 31, 2017, future minimum payments under the non-cancelable operating lease are as follows (in thousands):

Operating Lease
2018	$1,108
2019	420
$1,528

Research Agreements and Funding Obligations (Related Party Transactions)

We provide funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We have entered into additional amendments to our research funding and option agreement in 2016 and 2017 to provide additional funding to TSRI. During the years ended December 31, 2017, 2016 and 2015, excluding the fair value of the common stock issued to TSRI, we recognized expense under the agreement in the amount of $1.8 million, $1.6 million and $0.7 million, respectively. Paul Schimmel, Ph.D., a member of our board of directors, is a board and faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

During the years ended December 31, 2017, 2016 and 2015, we provided charitable donations to the National Foundation for Cancer Research of $0.2 million, $0.4 million and $0.4 million, respectively. We have requested that the donations be restricted to certain basic research in cancer biology and therapeutics, a portion of which funds research activities conducted at TSRI in the laboratory of a member of our board of directors.

Manufacturing Agreements

 In August 2016, we entered into a Master Services Agreement with a third party contract development and manufacturing organization to complete the development of the manufacturing process and for the production of drug substance for ATYR1923. We are required to pay the third party contract manufacturer a total payment in the low seven figures subject to certain rights of cancellation. In addition, we are billed for consumables on a pass-through basis. In the next 12 months, based on statements of work, we are committed to pay the third party contract manufacturing organization approximately $1.6 million based on development and production milestones.  For the year ended December 31, 2017 and 2016, expenses associated with this agreement were $2.8 million and $1.1 million, respectively.

6. Stockholders’ Equity

Common Stock

Private Placement of Common Stock, Convertible Preferred Shares and Common Stock Warrants

On August 27, 2017, we entered into a Securities Purchase Agreement (Securities Purchase Agreement) for a private placement (Private Placement) with a select group of institutional investors, including Viking Global Opportunities Illiquid Investments Sub-Master, LP (VGO Fund) and other accredited investors, certain of whom are affiliated with our directors and officers (collectively, the Purchasers). Pursuant to the Securities Purchase Agreement, (i) VGO Fund purchased 1,777,784 shares of our common stock, par value $0.001 per share (the Common Shares), at a price of $2.65 per share, 2,285,952 shares of our Class X Convertible Preferred Stock (the Preferred Shares or Preferred Stock, and together with the Common Shares, the Shares), par value $0.001 per share, at a price of $13.25 per share, and warrants to purchase up to that number of additional shares of Common Stock equal to thirty seven and one half percent (37.5%) of the number of Shares purchased by VGO Fund on an if-converted to common stock basis (rounded up to the nearest whole share), and (ii) the remaining Purchasers purchased an aggregate of 4,094,336 shares of our Common Shares, at a price of $2.65 per share, and warrants to purchase up to that number of additional shares of Common Stock equal to thirty-seven and one half percent (37.5%) of the number of Common Shares purchased by such Purchaser (rounded up to the nearest whole share). The Private Placement closed on August 31, 2017 for gross proceeds of $45.8 million, and after giving effect to costs related to the Private Placement, net proceeds of $42.5 million.

Each share of Preferred Stock is convertible into five shares of our common stock. VGO Fund will be prohibited from converting the Preferred Stock into shares of our common stock if, as a result of such conversion, VGO Fund, together with its affiliates, would own more than 9.50% of the shares of our common stock then issued and outstanding, which percentage may change at VGO Fund’s election upon 61 days’ notice to us to (i) any other number less than or equal to 19.99% or (ii) subject to approval of our stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%.

Holders of outstanding Preferred Stock are entitled to receive a dividend (on an if-converted to common stock basis), if we at any time pay a stock dividend equal to and in the same form as a dividend paid to holders of Common Shares.

In the event of our liquidation, dissolution or winding up, holders of Preferred Stock will participate in any distribution of proceeds, pro rata based on the number of shares held by each such holder on an if-converted basis. The Preferred Shares have no voting rights.

We evaluated the Preferred Stock for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity (ASC480), and determined that equity treatment was appropriate because the Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Preferred Stock are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of our control in a manner that could require the transfer of assets. Additionally, we determined that the Preferred Stock would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that they are not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.

We also evaluated the Preferred Stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including the consideration of embedded derivatives requiring bifurcation from the equity host. Based on this assessment, we determined that the conversion option is closely related to the equity host, and thus, bifurcation is not required.

The issuance of convertible preferred stock could generate a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in-the-money) at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock on the commitment date. The fair value of our common stock was $2.37 on August 31, 2017, the commitment date, using the Black-Scholes valuation model. After the proceeds allocation, the Preferred Stock have an effective conversion price of $2.37 per common share, which was equal to the fair value of our common stock on the commitment date.  Therefore, no BCF is present.

The warrants are exercisable at an exercise price of $4.64 per share, subject to adjustments as provided under the terms of the warrants. The warrants are immediately exercisable and expire on December 31, 2019. We also entered into a registration rights agreement (Registration Rights Agreement) with certain of the Purchasers, excluding those Purchasers affiliated with our directors and officers, requiring us to register for the resale of the relevant securities. We registered all of the relevant securities issued in the Private Placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective on September 27, 2017.

We evaluated the warrants for liability or equity classification under ASC 815, Derivative and Hedging (ASC 815) and determined that equity treatment was appropriate because the warrants are indexed to our common stock and no cash settlement is required except for (i) liquidation of the Company, or (ii) a change in control in which the common stockholders also received cash.

Registration Statement on Form S-3

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

2014 Stock Plan

We adopted a stock option plan in 2007 (the 2007 Plan), which was subsequently amended, restated and renamed in July 2014 (the 2014 Plan) to provide for the incentive stock options, nonstatutory stock options, stock and rights to purchase restricted stock to eligible recipients.  Recipients of incentive stock options are eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options under the 2014 Plan is ten years. Options granted generally vest over four years. Shares underlying any awards under the 2014 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2015 Stock Plan (the 2015 Plan). The 2015 Plan became effective on May 6, 2015 and we ceased granting any new awards under our 2014 Plan. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. A total of 1,574,566 shares of our common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 1,840,000 shares, (ii) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) an amount determined by our board of directors. Pursuant to this provision, 1,191,566, 949,793 and 946,803 additional shares were reserved for issuance under the 2015 Plan on January 1, 2018, 2017 and 2016, respectively. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

The maximum term of options granted under 2015 Plan is ten years.  For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term.

Inducement Grant

In September 2016, we granted a non-qualified option to purchase 145,000 shares of our common stock at an exercise price of $3.29 per share as an inducement award in connection with the hiring of our Senior Vice President, Research. This option will vest over a period of four (4) years, with 25% vesting on the one year anniversary of the grant date and the remaining 75% vesting on a monthly basis over three years thereafter, subject to continuous employment. This option was an inducement grant issued outside of the 2015 Plan in accordance with NASDAQ Listing Rule 5635(c)(4). We filed a registration statement on Form S-8 on March 22, 2017 to register the shares of common stock underlying this option.  In addition, from time to time, we may make inducement grants of stock options to new employees. There were no inducement awards granted in 2017.

Employee Stock Purchase Plan

In April 2015, our board of directors adopted, and our stockholders approved, our 2015 Employee Stock Purchase Plan (the 2015 ESPP). The 2015 ESPP became effective on May 6, 2015. A total of 227,623 shares of our common stock were initially reserved for issuance under the 2015 ESPP. In addition, the number of shares reserved and available for purchase under the 2015 ESPP will automatically increase each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2015 ESPP. Pursuant to this provision, 297,891, 237,448 and 236,700 additional shares were reserved for issuance under the 2015 ESPP on January 1, 2018, 2017 and 2016, respectively.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding as of December 31, 2016	4,014,988	$6.73
Granted	1,508,119	$3.51
Exercised	(75,289)	$2.47
Canceled/forfeited/expired	(830,759)	$7.99
Outstanding as of December 31, 2017	4,617,059	$5.52	7.37	$1,370
Options vested and expected to vest as of December 31, 2017	4,617,059	$5.52	7.37	$1,370
Options exercisable as of December 31, 2017	2,220,670	$6.01	6.23	$1,070

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2017	2016	2015
Expected term (in years)	5.50 – 6.08	5.50 – 6.08	5.50 – 6.08
Risk-free interest rate	1.9% – 2.1%	1.2% – 2.1%	1.5% – 1.9%
Expected volatility	99.1% – 124.4%	80.7% – 84.5%	79.2% – 100.9%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2017	2016	2015
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	0.6% – 1.0%	0.4% – 0.6%	0.3%
Expected volatility	74.5% – 115.2%	75.5% – 80.8%	67.3%
Expected dividend yield	0.0%	0.0%	0.0%

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

Performance Options with Market Conditions

In October 2015, we granted to our executives, employees and certain consultants performance options with a market condition to purchase up to an aggregate 169,402 shares of common stock at an exercise price of $10.24. Upon achievement of specified market condition by October 2017, such performance options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture. The fair value of the performance options with market conditions is estimated on the date of the grant using a Monte Carlo simulation, based on the market price of the underlying common stock, expected performance measurement period, expected peer group stock price volatility and expected risk-free interest rate. The weighted average grant date fair value was $4.23. The performance options with market conditions grants are expensed using the accelerated attribution method over the requisite service period of 4.8 years regardless of whether the market condition is achieved or earned and vested. As of October 2017, the market condition for these performance options were not met and therefore were forfeited.

In January 2016, we granted to our executives, employees and certain consultants performance options with a market condition to purchase up to an aggregate 396,960 shares of common stock at an exercise price of $9.13. Upon achievement of specified market conditions by January 2018, such performance options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture. The fair value of the performance options with a market condition is estimated on the date of the grant using a Monte Carlo simulation, based on the market price of the underlying common stock, expected performance measurement period, expected peer group stock price volatility and expected risk-free interest rate. The weighted average grant date fair value was $1.93. The performance options with market conditions grants are expensed using the accelerated attribution method over the requisite service period of 5.1 years regardless of whether the market condition is achieved or earned and vested. Refer to Note 10, Subsequent Events for further discussion of these options.

There were no performance options with a market condition granted during 2017.

The assumptions used at grant date to determine the fair value of the performance options with a market condition were as follows:

	December 31,
	2016	2015
Expected term (in years)	5.06	4.81
Risk-free interest rate	2.2%	2.1%
Expected volatility	83.3%	80.6%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

During the year ended December 31, 2017, we granted restricted stock units to employees. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2016	76,713	$4.95
Granted	22,000	$3.30
Released	(36,099)	$4.96
Forfeited	(13,314)	$4.67
Balance as of December 31, 2017	49,300	$4.28

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$1,399	$1,876	$2,524
General and administrative	5,385	3,153	2,332
	$6,784	$5,029	$4,856

The weighted–average grant date fair value per share of stock options granted by us, excluding performance options with market conditions, during the years ended December 31, 2017, 2016 and 2015 was $2.85, $3.34 and $11.29, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $13,000 and none, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $34,000 and $1.9 million, respectively. As of December 31, 2017, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $6.0 million.  This unrecognized cost is expected to be recognized ratably over a weighted-average period of approximately 2.6 years.

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

During the fourth quarter of 2017, in connection with the change of status of our then-Chief Executive Officer to an advisor consulting role, we modified certain terms of outstanding options granted to the executive. We recorded $1.9 million of share-based compensation expense related to the modifications. We determined that vesting of the shares underlying the options will occur whether or not our then-Chief Executive Officer provides substantive service. In addition, in connection with the departure of our then-Chief Business Officer, we modified certain terms of outstanding options previously granted to the executive. As a result, we recorded $0.3 million in share-based compensation expense related to the modification.

Warrants

Warrants outstanding as of December 31, 2017 is as follows:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
6,488,205	$4.64	December 2019
2,006	$7.48	March 2021
14,913	$20.12	July 2023
95,542	$3.14	November 2023
41,666	$3.60	June 2024
40,376	$3.72	December 2024
6,682,708

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2017	2016
Class X Preferred Stock (if-converted to common stock)	11,429,760	—
Common stock warrants	6,682,708	121,512
Common stock options and awards outstanding	4,666,359	4,091,701
Shares available under the 2015 Plan	765,427	510,760
Shares available under the 2015 ESPP	583,819	407,542
	24,128,073	5,131,515

7. Income Tax

Pretax earnings (loss) were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(47,712)	$(57,096)	$(47,490)
Foreign	(495)	(808)	(483)
	$(48,207)	$(57,904)	$(47,973)

A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Expected income taxes benefit at federal statutory rate	$(16,390)	$(19,687)	$(16,311)
State income taxes, net of federal benefit	(13)	—	—
Permanent items and other	1,311	675	865
Research credits	(2,286)	(6,800)	(2,674)
Unrecognized tax benefits	914	2,720	1,070
Foreign rate differential	87	141	84
Change in tax rate	(25)	—	3,551
Tax cuts and Jobs Act	27,933	—	—
Change in valuation allowance	(11,531)	22,902	13,415
Income tax (benefit) expense	$—	$(49)	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $59.7 million and $71.1 million as of December 31, 2017 and 2016, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$27,226	$33,713
Capitalized research and development expenses	16,218	21,624
Research credits and other state credits	11,229	9,227
Intangible assets	2,210	3,874
Reserve and accruals	2,843	2,711
Valuation allowance	(59,726)	(71,149)
Net deferred tax assets	$—	$—

As of December 31, 2017, we had approximately $112.5 million, $119.2 million, and $7.0 million of net operating loss carryforwards for federal, state, and foreign purposes, respectively, net of Section 382 limitations, available to offset future taxable income. The federal and state net operating loss carryforwards begin to expire in 2025 and 2021, respectively. The foreign net operating losses carry over indefinitely. As of December 31, 2017, we had federal and state research and development credit carryforwards of approximately $3.6 million and $3.2 million, respectively, net of Section 382 limitations, which begin to expire in 2026 for federal purposes and carry over indefinitely for state purposes. We had $12.5 million of federal Orphan Drug Credits as of December 31, 2017, which will begin to expire in 2035.

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

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the NOL and research and development credit carryforwards become subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. We completed an analyses through December 31, 2017, and are in the process of analyzing the impact to our NOL and research and development tax credit carryforwards. Due to the existence of the valuation allowance, any impact to the NOL and R&D tax credit carryforwards from Section 382 analysis will be offset by a corresponding adjustment to valuation allowance, resulting no tax provision impact. Ownership changes that may have occurred subsequent to December 31, 2017, and future ownership changes, including any ownership change resulting from this offering, may further limit our ability to utilize its remaining tax attributes.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2017	2016	2015
Balance as of beginning of year	$13,000	$5,033	$1,106
Increase (decrease) related to prior year tax positions	(189)	1,890	2,404
Increase related to current year tax positions	3,747	6,077	1,523
Balance as of end of year	$16,558	$13,000	$5,033

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2017 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and California authorities due to the carry forward of unutilized NOLs and research and development credits.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other changes, the Act reduces the U.S. federal corporate tax rate from 34 percent to 21 percent. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimate may also be effected as we gain a more thorough understanding of the tax law.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $27.9 million, which was fully offset by a decrease in our valuation allowance.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code (IRC) Section 162(m), the Company is continuing to evaluate the potential impacts of IRC Section 162(m) as amended by the Act in its financial statements.

8. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees.  Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our Board of Directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million, $0.2 million and $0.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.

9. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2017 and 2016 are as follows (in thousands, except per share data):

	For the quarters ended
	March 31	June 30	September 30	December 31
2017:
Operating expenses	$13,211	$11,907	$10,827	$11,200
Net loss	(13,405)	(12,138)	(11,190)	(11,474)
Basic and diluted net loss per share	$(0.56)	$(0.51)	$(0.43)	(0.39)

2016:
Operating expenses	$16,115	$15,433	$13,865	$12,527
Net loss	(16,087)	(15,383)	(13,819)	(12,566)
Basic and diluted net loss per share	$(0.68)	$(0.65)	$(0.58)	(0.53)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

10. Subsequent Events

On January 4, 2018, the market condition for the performance options with market conditions granted in January 2016 was not met. As a result, 96,883 performance options, the outstanding performance options as of January 4, 2018, were forfeited.

In February 2018, we amended the agreement with TSRI to provide additional funding bringing the total to $2.0 million for the preceding 12 months.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

    This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017, or Proxy Statement, and is incorporated herein by reference.

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

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	—	—	—	Filed herewith
4.9	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	—	—	—	Filed herewith
4.10	Form of Warrant to Purchase Common Stock	8-K	001-37378	10.3	August 28, 2017
10.1#	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of agreements thereunder	S-1/A	333-203272	10.2	April 27, 2015
10.3†	Amended and Restated Research Funding and Option Agreement by and between the Registrant and The Scripps Research Institute, dated January 19, 2015	S-1	333-203272	10.7	April 6, 2015
10.4	Lease by and between the Registrant and BMR-John Hopkins Court LLC, dated December 22, 2011	S-1	333-203272	10.9	April 6, 2015
10.5	First Amendment to Lease between the Registrant and BMR-3545-3575 JOHN HOPKINS LP (as successor-in-interest to BMR-John Hopkins Court LLC), dated January 4, 2017	10-K	001-37378	10.8	March 16, 2017
10.6	Registration and Voting Rights Agreement by and among the Registrant and the stockholders named therein, dated March 31, 2015	S-1/A	333-203272	10.11	April 27, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.7	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.8	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.9#	2015 Employee Stock Purchase Plan	S-1/A	333-203272	10.14	April 27, 2015
10.10†	Master Services Agreement by and between the Registrant and Fujifilm Diosynth Biotechnologies U.S.A., Inc., dated June 16, 2015	10-Q/A	001-37378	10.1	November 25, 2015
10.11#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.12#	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016
10.13#	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.14†	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank and Solar Capital Ltd, dated November 18, 2016	10-K	001-37378	10.17	March 16, 2017
10.15	Second Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in-interest to BMR-John Hopkins Court, LLC), dated April 27, 2017	10-Q	001-37378	10.1	May 11, 2017
10.16	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated June 30, 2017	10-Q	001-37378	10.1	August 14, 2017
10.17	Securities Purchase Agreement, dated August 27, 2017, by and among the Company and the Purchasers	8-K	001-37378	10.1	August 28, 2017
10.18	Registration Rights Agreement, dated August 27, 2017, by and among the Company and the Purchasers	8-K	001-37378	10.2	August 28, 2017
10.19#	Employment Agreement, dated November 1, 2017, by and between the Company and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.20#	Strategic Advisor Agreement, dated November 1, 2017, by and between the Company and John D. Mendlein, Ph.D.	10-Q	001-37378	10.5	November 14, 2017
10.21	Second Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated October 10, 2017	—	—	—	Filed herewith
10.22	Transition and Separation Agreement between Registrant and Sanuj K. Ravindran dated December 11, 2017	—	—	—	Filed herewith
10.23	Third Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated December 22, 2017	—	—	—	Filed herewith
14.1	Code of Business Conduct and Ethics	10-Q	001-37378	14.1	June 18, 2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

#	Indicates a management contract or compensatory plan, contract or arrangement.
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

aTyr Pharma, Inc.

Date: March 20, 2018	By	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjay S. Shukla and John T. Blake, jointly and severally, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her  in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 20, 2018
Sanjay S. Shukla, M.D., M.S..	(Principal Executive Officer)

/s/ John T. Blake	Senior Vice President, Finance	March 20, 2018
John T. Blake	(Principal Financial and Accounting Officer)

/s/ John K. Clarke	Chairman of the Board	March 20, 2018
John K. Clarke

/s/ Srinivas Akkaraju	Director	March 20, 2018
Srinivas Akkaraju, M.D., Ph.D.

/s/ James C. Blair	Director	March 20, 2018
James C. Blair, Ph.D.

/s/ Timothy P. Coughlin	Director	March 20, 2018
Timothy P. Coughlin

/s/ Jeffrey S. Hatfield	Director	March 20, 2018
Jeffrey S. Hatfield.

/s/ John D. Mendlein	Director	March 20, 2018
John D. Mendlein, Ph.D.

/s/ Amir H. Nashat	Director	March 20, 2018
Amir H. Nashat, Sc.D.

/s/ Paul Schimmel	Director	March 20, 2018
Paul Schimmel, Ph.D.