Form 10-Q
period 2018-03-31
aTYR PHARMA INC
filed 2018-05-15
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

As of May 7, 2018, there were 29,828,723 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,936	$21,091
Available-for-sale investments, short-term	52,164	64,028
Prepaid expenses and other assets	1,906	1,866
Total current assets	76,006	86,985
Property and equipment, net	2,374	2,280
Other assets	90	90
Total assets	$78,470	$89,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,462	$2,276
Accrued expenses	2,533	3,103
Current portion of long-term debt, net of issuance costs and discount	7,027	5,012
Total current liabilities	11,022	10,391
Long-term debt, net of current portion and issuance costs and discount	12,950	14,719
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value; undesignated authorized shares – 5,000,000 at March 31, 2018 and December 31 2017; Class X Convertible Preferred Stock issued and outstanding shares – 2,285,952 as of March 31, 2018 and December 31, 2017	2	2
Common stock, $0.001 par value; authorized shares – 150,000,000 as of March 31, 2018 and December 31, 2017; issued and outstanding shares – 29,828,723 and 29,789,162 as of March 31, 2018 and December 31, 2017, respectively	30	30
Additional paid-in capital	329,455	328,519
Accumulated other comprehensive loss	(136)	(120)
Accumulated deficit	(274,853)	(264,186)
Total stockholders’ equity	54,498	64,245
Total liabilities and stockholders’ equity	$78,470	$89,355

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Operating expenses:
Research and development	$6,150	$9,204
General and administrative	$4,070	4,007
Total operating expenses	10,220	13,211
Loss from operations	(10,220)	(13,211)
Total other expense, net	(447)	(194)
Net loss	(10,667)	(13,405)
Net loss per share attributable to common stock holders, basic and diluted	$(0.36)	$(0.56)
Weighted average common stock shares outstanding, basic and diluted	29,795,466	23,739,057

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net loss	$(10,667)	$(13,405)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale investments	(17)	8
Comprehensive loss	$(10,684)	$(13,397)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(10,667)	$(13,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	226
Stock-based compensation	928	1,277
Accretion of debt discount	81	37
Amortization (accretion) of premium (discount) of available-for-sale investment securities	(64)	74
Deferred rent	—	(81)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(40)	776
Accounts payable and accrued expenses	(999)	(2,792)
Net cash used in operating activities	(10,577)	(13,888)
Cash flows from investing activities:
Purchases of property and equipment	(498)	(262)
Purchases of available-for-sale investment securities	(7,988)	(11,489)
Maturities of available-for-sale investment securities	19,900	16,150
Net cash provided by investing activities	11,414	4,399
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	8	1
Net cash provided by financing activities	8	1
Net change in cash and cash equivalents	845	(9,488)
Cash and cash equivalents at beginning of period	21,091	38,388
Cash and cash equivalents at the end of period	$21,936	$28,900

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2017, contained in our Annual Report on Form 10-K filed with the SEC on March 20, 2018. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2018, we had an accumulated deficit of $274.9 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $74.1 million as of March 31, 2018 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded no shares and 9,039 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	March 31,
	2018	2017
Class X Convertible Preferred Stock (if-converted)	11,429,760	—
Warrants for common stock	6,682,708	121,512
Common stock options and restricted stock units	5,611,880	4,720,382
Employee stock purchase plan	31,086	36,837
	23,755,434	4,878,731

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, ASU No. 2016-01 changes the disclosure requirements for financial instruments. This guidance became effective beginning after December 15, 2017 which we adopted in January 2018. The adoption did not have a material impact on our consolidated financial position or results of operations as we did not hold any equity investments as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted at the earliest period presented using a modified retrospective approach. We expect the implementation of ASU No. 2016-02 to have an impact on our consolidated financial statements and related disclosures as we made aggregate future minimum lease payments for our administrative offices and research laboratory located in San Diego, California. We anticipate recognition of additional assets and corresponding liabilities related to this lease on our consolidated balance sheet.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 became effective beginning after December 15, 2017 which we adopted in January 2018. The adoption did not have a material impact on our consolidated financial position or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) (ASU No. 2018-02), to amend and allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. ASU No. 2018-02 will become effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the provisions will have on our consolidated financial position or results of operations and whether we will adopt the guidance early.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – overall to clarify certain aspects of the ASU 2016-01 which includes: i) equity securities without a readily determinable fair value – discontinuation; ii) equity securities without a readily determinable fair value-adjustments; iii) forward contracts and purchased options; iv) presentation requirements for certain fair value option liabilities; v) fair value option liabilities denominated in a foreign currency; and vi) transition guidance for equity securities without a readily determinable fair value. To provide a period of time to allow entities to continue their current adoption plans for ASU No. 2016-01, entities are not required to adopt these amendments until the interim period beginning after June 2018. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position or results of operations.

In March 2018, the FASB issued ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operation (Topic 980) to amend SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. This guidance is effective upon adoption of the amendments in ASU No. 2016-01 which we adopted in January 2018. The adoption did not have a material impact on our consolidated financial position or results of operations

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the carrying value of our Term Loans approximates their fair value. Investment securities are recorded at fair value.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Assets:
Current:
Cash equivalents	$10,605	$10,605	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	5,095	—	5,095	—
Commercial paper	9,675	—	9,675	—
Corporate debt securities	20,025	—	20,025	—
United States Treasury securities	17,369	17,369	—
Sub-total short-term investments	52,164	17,369	34,795	—
Total assets measured at fair value	$62,769	$27,974	$34,795	$—

As of December 31, 2017:
Assets:
Current:
Cash equivalents	$9,070	$9,070	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,497	—	6,497	—
Commercial paper	21,943	—	21,943	—
Corporate debt securities	18,260	—	18,260	—
United States Treasury securities	17,328	17,328	—
Sub-total short-term investments	64,028	17,328	46,700	—
Total assets measured at fair value	$73,098	$26,398	$46,700	$—

As of March 31, 2018 and December 31, 2017 available-for-sale investments are detailed as follows (in thousands):

	March 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$5,100	—	(5)	$5,095
Commercial paper	$9,675	—	—	9,675
Corporate debt securities	20,065	—	(40)	20,025
United States Treasury securities	17,411	—	(42)	17,369
	$52,251	$—	$(87)	$52,164

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,501	—	(4)	$6,497
Commercial paper	21,943	—	—	21,943
Corporate debt securities	18,286	—	(26)	18,260
United States Treasury securities	17,368	—	(40)	17,328
	$64,098	$—	$(70)	$64,028

As of March 31, 2018, all of our available-for-sale investments have a variety of effective maturity dates of less than one year. As of March 31, 2018, there are 20 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of March 31, 2018.

3. Debt, Commitments and Contingencies

Term Loans

In November 2016, we entered into a loan and security agreement and subsequently entered amendments (collectively, the Loan Agreement), for term loans with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar), to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

Under the Loan Agreement, we are obligated to make interest only payments through June 1, 2018, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The Term Loans bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees.

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

As of March 31, 2018, the carrying value of our Term Loans consist of $20.0 million principal outstanding less the debt issuance costs of $0.9 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans. The final maturity payment of $1.8 million is accruing over the life of the Term Loans through interest expense.

In connection with the first tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the second tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. In connection with the third tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,188 shares of our common stock with an exercise price of $3.72 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as debt discount which are being accreted to interest expense over the life of Term Loans.

Term loans and unamortized discount balances are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Long-term debt	$20,000	$20,000
Less debt issuance costs and discount	(279)	(345)
Long-term debt, net of issuance costs and discount	19,721	19,655
Less current portion of long-term debt	(7,333)	(5,333)
Add accrual of final payment	562	397
Long-term debt, net of current portion and issuance costs and discount	$12,950	$14,719

Current portion of long-term debt	$7,333	$5,333
Less current portion of debt issuance costs and discount	(306)	(321)
Current portion of long-term debt, net of issuance costs and discount	$7,027	$5,012

Future principal payments for the Term Loans are as follows (in thousands):

March 31, 2018
2018	$5,333
2019	8,000
2020	6,667
$20,000

Facility Lease

We have a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2019.  In April 2017, we amended our facility lease to include an additional 7,411 square feet through May 2019 for a total additional commitment of $0.7 million. Rent expense for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.2 million, respectively.

Future minimum payments under the non-cancelable operating lease as of March 31, 2018 were as follows (in thousands):

Operating Lease
2018	$836
2019	420
$1,256

Research Agreements and Funding Obligations (Related Party Transactions)

We provide funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We have entered into additional amendments to our research funding and option agreement to provide additional funding to TSRI. For the three months ended March 31, 2018 and 2017, we recognized expense under the agreement in the amount of $0.5 million and $0.4 million, respectively.  Paul Schimmel, Ph.D., a member of our board of directors, is a board and faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI. Refer to Note 5, Subsequent Events for further discussion on this agreement.

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

The issuance of convertible preferred stock could generate a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in-the-money) at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock on the commitment date. The fair value of our common stock was $2.37 on August 31, 2017, the commitment date, using the Black-Scholes valuation model. After the proceeds allocation, the Preferred Stock had an effective conversion price of $2.37 per common share, which was equal to the fair value of our common stock on the commitment date.  Therefore, no BCF is present.

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

Common Stock Reserved for Future Issuance

Pursuant to the automatic increase provisions of our 2015 Stock Option and Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), 1,191,566 additional shares were reserved for future issuance under the 2015 Plan on January 1, 2018 and 297,891 additional shares were reserved for future issuances under the 2015 ESPP on January 1, 2018. Common stock reserved for future issuance is as follows:

March 31, 2018
Class X Preferred Stock (if-converted to common stock)	11,429,760
Common stock warrants	6,682,708
Common stock options and awards outstanding	5,611,880
Shares available under the 2015 Plan	971,911
Shares available under the 2015 ESPP	881,710
25,577,969

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2018:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	4,617,059	$5.52
Granted	1,250,761	$3.31
Exercised	(3,593)	$2.02
Canceled/forfeited/expired	(259,013)	$6.21
Outstanding as of March 31, 2018	5,605,214	$5.00

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	5.77 – 6.08	6.02 – 6.06
Risk-free interest rate	2.3% – 2.7%	2.0% – 2.1%
Expected volatility	89.2% – 98.4%	104.0% – 105.2%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2018:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2017	49,300	$4.28
Granted	—	$—
Released	(35,968)	$4.64
Forfeited	(6,666)	$3.30
Balance as of March 31, 2018	6,666	$3.30

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$324	$444
General and administrative	604	833
	$928	$1,277

5. Subsequent Events

On May 10, 2018, we approved the implementation of a corporate restructuring and program prioritization plan (the Restructuring Plan) to streamline our operations and concentrate our development efforts on the advancement of ATYR1923. In connection with the Restructuring Plan, we committed to a reduction in our total workforce by approximately 30% to 42 full-time employees. The Restructuring Plan was approved by our management team (with authorization delegated by our Board of Directors), and affected employees were informed on May 11, 2018. We estimate that we will record charges of approximately $0.9 million for employee severance and other related termination benefits and approximately $0.4 million in one-time, non-cash stock-based compensation charges due to the acceleration of time-based vesting provisions of outstanding equity awards in accordance with our Executive Severance and Change in Control Policy. Severance payments are expected to be paid in full by the end of July 2018.

On May 10, 2018, we provided TSRI with written notice of termination of our research funding and option agreement effective as of November 10, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 20, 2018.

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

Today, we focus on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, which has fueled a pipeline of novel drug candidate programs addressing disease areas of high unmet medical need. We refer to these proteins as Resokine proteins. Our current programs include:

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

ORCA

Our ORCA program is a preclinical immuno-oncology research program that targets the Resokine pathway using antibodies to bind to Resokine in tumor settings. We believe tumors, across multiple tumor types, may utilize Resokine to aid in the evasion of host anti-tumor immune responses.  We have evaluated the therapeutic potential of targeting this novel pathway in multiple in vitro and in vivo tumor models. We have decided not to proceed with IND-enabling activities, including GMP manufacturing, for the panel of antibodies identified in our ORCA program, as recent pre-clinical data did not show sufficient efficacy to justify further development at this time. We are continuing early research efforts for this program.

ATYR1940 (Resolaris)

We internally discovered and developed ATYR1940, our first therapeutic candidate based on a protein naturally secreted from muscle (Resokine) that may act to influence T-cell activation at the tissue level to promote healthier muscle. There is potential that ATYR1940 may translate into an innovative therapeutic for rare genetic myopathies with an immune component. At this time, we are not pursuing additional clinical development of ATYR1940 without a significant collaboration or strategic partnership.

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

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic potential of tRNA synthetase biology, including the preclinical development of and clinical trials for ATYR1940 and ATYR1923, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through March 31, 2018, have funded our operations primarily with the aggregate proceeds from the sales of our common stock in our initial public offering (IPO), private placements of our capital stock, convertible promissory notes, commercial bank debt, a convertible promissory note issued to our landlord and term loans.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the three months ended March 31, 2018 and 2017, we have incurred consolidated net losses of $10.7 million and $13.4 million, respectively. As of March 31, 2018, we had an accumulated deficit of $274.9 million.

Substantially all of our net losses resulted from costs incurred in connection with our development of and clinical trials for ATYR1940 and ATYR1923, our other research and development programs (including ORCA) and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, at least until we apply for and receive regulatory approval for our product candidates and generate substantial revenues from its commercialization, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the nature and extent of our research and development expenses and clinical trials. We expect our expenses will fluctuate in connection with our ongoing activities as we:

•	conduct clinical trials of ATYR1923 and any additional product candidates we may develop;
•	continue our research and product development efforts;
•	manufacture preclinical study and clinical trial materials;
•	expand, protect and maintain our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
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

Financial Operations Overview

Organization and Business; Principles of Consolidation and Affiliates

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of March 31, 2018. All intercompany transactions and balances are eliminated in consolidation.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that future levels of our research and development expenses will consist primarily of costs related to advancing our ATYR1923 program into patient clinical trials and research, discovery and development activities relating to our discovery engine for therapeutics based on tRNA synthetase biology, including our ORCA program.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Quarter Ended March 31,		Increase /
	2018	2017	(Decrease)
Research and development expenses	$6,150	$9,204	$(3,054)
General and administrative expenses	4,070	4,007	63
Other income (expense)	(447)	(194)	(253)

Research and development expenses. Research and development expenses were $6.2 million and $9.2 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of $3.1 million was due primarily to a $1.9 million decrease related to the completion of ATYR1940 clinical studies, and a decrease of $1.1 million related to lower product manufacturing costs.

General and administrative expenses. General and administrative expenses were at $4.1 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.

Other income (expense), net. Other income (expense) was $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. The change was primarily a result of increased interest expense related to our Term Loans.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2018, we had an accumulated deficit of $274.9 million and we expect to continue to incur net losses for the foreseeable future.  We believe that our existing cash, cash equivalents and available-for-sale investments, of $74.1 million as of March 31, 2018 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through March 31, 2018, we have funded our operations primarily with aggregate proceeds from the sales of our common stock through our IPO, the private placement of our capital stock, promissory notes, venture debt, a convertible promissory note issued to our landlord and term loans.

Debt Financing

In November 2016, we entered into a loan and security agreement and subsequently entered amendments (collectively, the Loan Agreement), for term loans with SVB and Solar, to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

Under the Loan Agreement, we are obligated to make interest only payments through June 1, 2018, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The Term Loans bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees.

In connection with the first tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the second tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. In connection with the third tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,188 shares of our common stock with an exercise price of $3.72 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(10,577)	$(13,888)
Investing activities	11,414	4,399
Financing activities	8	1
Net decrease in cash	$845	$(9,488)

Operating activities. Net cash used in operating activities was $10.6 million and $13.9 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in operating activities for the three months ended March 31, 2018 was primarily related to our net loss of $10.7 million, adjusted for non-cash share-based compensation expense of $0.9 million and net cash outflows from the changes in our operating assets and liabilities of $1.0 million. Net cash used in operating activities for the three months ended March 31, 2017 was primarily related to our net loss of $13.4 million, adjusted for non-cash share-based compensation expense of $1.3 million and net cash outflows from the changes in our operating assets and liabilities of $2.0 million.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2018 and 2017 was primarily due to net maturities of investment securities of $11.9 million and $4.7 million, respectively. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $8,000 and $1,000, respectively and consisted of proceeds from stock option exercises.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to fluctuate in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, continue our research and development activities with respect to potential tRNA synthetase-based therapeutics, including early efforts for our ORCA program, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials of ATYR1923;
•	the scope, progress, results and costs of our research and preclinical and clinical development for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes.  These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents, and available-for-sale investments totaling of $74.1 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of March 31, 2018, the increase would not have had a material effect on the fair market value of our portfolio.

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

Foreign Currency Exchange Risk

We incur expenses, including for clinical research organizations and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling, Euro and Australian dollar. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. The Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates as of March 31, 2018, would not have a material effect on our results of operations or financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2018. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

As of March 31, 2018, our cash, cash equivalents and available-for-sale investments were approximately $74.1 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $10.7 million, and $13.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $274.9 million.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and preclinical and clinical development of ATYR1923 or any other product candidates that we may develop; further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

•	maintaining, protecting and expanding our intellectual property portfolio;
•	obtaining market acceptance of tRNA synthetase-based therapeutics and our product candidates as viable treatment options for our target indications;
•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

In November 2016, we entered into a loan and security agreement, or Loan Agreement, for term loans with Silicon Valley Bank and Solar Capital Ltd., to borrow up to $20.0 million principal in new term loans, $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

Although the FDA and the European Commission have granted orphan drug designation to ATYR1940 for the treatment of facioscapulohumeral muscular dystrophy (FSHD) and limb-girdle muscular dystrophy (LGMD), we may not receive orphan drug designation for ATYR1940 in other jurisdictions or for other indications that we may pursue, or for any other of our product candidates under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

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

As of May 7, 2018, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 78.5% of our voting stock, including 15.2% held by entities affiliated with EcoR1 Capital and 9.50% held by Viking Global Opportunities Illiquid Investments Sub-Master LP (VGO Fund, together with its affiliates, Viking). The percentage of our common stock beneficially owned by Viking would increase substantially if Viking waived the ownership percentage limitation of 9.50% of the shares of our common stock then issued and outstanding (Viking Percentage Limitation) and would further increase substantially if we obtained the approval of our stockholders to the extent required in accordance with the NASDAQ Global Market rules (the Requisite Approval) (up to 38.4% assuming no other shares of common stock were issued upon exercise of the warrants purchased by all other selling stockholders).  VGO Fund can waive or change the Viking Percentage Limitation on 61 days notice. Assuming all of the shares issued in the Private Placement are sold by the purchasers in such transaction, our executive officers, directors, principal stockholders and their affiliates would beneficially own approximately 25.6% of our voting stock. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Form of Warrant to Purchase Common Stock	8-K	001-37378	10.3	August 28, 2017
4.9	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.10	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	Employment Offer Letter by and between the Registrant and David J. King, Ph.D., dated September 13, 2016	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: May 15, 2018	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stan Blackburn
Stan Blackburn
Financial Consultant
(Principal Financial and Accounting Officer)