Form 10-Q
period 2018-06-30
aTYR PHARMA INC
filed 2018-08-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 29,856,961 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,272	$21,091
Available-for-sale investments, short-term	45,057	64,028
Prepaid expenses and other assets	1,668	1,866
Total current assets	65,997	86,985
Property and equipment, net	2,221	2,280
Other assets	90	90
Total assets	$68,308	$89,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$832	$2,276
Accrued expenses	2,535	3,103
Current portion of long-term debt, net of issuance costs and discount	7,717	5,012
Total current liabilities	11,084	10,391
Long-term debt, net of current portion and issuance costs and discount	11,848	14,719
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value; undesignated authorized shares – 5,000,000 at June 30, 2018 and December 31 2017; Class X Convertible Preferred Stock issued and outstanding shares – 2,285,952 as of June 30, 2018 and December 31, 2017	2	2
Common stock, $0.001 par value; authorized shares – 150,000,000 as of June 30, 2018 and December 31, 2017; issued and outstanding shares – 29,856,961 and 29,789,162 as of June 30, 2018 and December 31, 2017, respectively	30	30
Additional paid-in capital	330,694	328,519
Accumulated other comprehensive loss	(85)	(120)
Accumulated deficit	(285,265)	(264,186)
Total stockholders’ equity	45,376	64,245
Total liabilities and stockholders’ equity	$68,308	$89,355

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Operating expenses:
Research and development	$6,484	$8,420	$12,634	$17,624
General and administrative	3,476	3,487	7,546	7,494
Total operating expenses	9,960	11,907	20,180	25,118
Loss from operations	(9,960)	(11,907)	(20,180)	(25,118)
Total other expense, net	(452)	(231)	(899)	(425)
Net loss	(10,412)	(12,138)	(21,079)	(25,543)
Net loss per share attributable to common stock holders, basic and diluted	$(0.35)	$(0.51)	$(0.71)	$(1.07)
Weighted average common stock shares outstanding, basic and diluted	29,842,721	23,810,112	29,819,224	23,774,736

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Net loss	$(10,412)	$(12,138)	$(21,079)	$(25,543)
Other comprehensive gain:
Change in unrealized gain on available for sale investments	51	11	35	19
Comprehensive loss	$(10,361)	$(12,127)	$(21,044)	$(25,524)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(21,079)	$(25,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376	400
Stock-based compensation	2,139	2,460
Accretion of debt discount and non-cash interest expense	501	246
Amortization (accretion) of premium (discount) of available-for-sale investment securities	(119)	113
Deferred rent	—	(130)
Changes in operating assets and liabilities
Prepaid expenses and other assets	198	706
Accounts payable and accrued expenses	(1,780)	(1,416)
Net cash used in operating activities	(19,764)	(23,164)
Cash flows from investing activities:
Purchases of property and equipment	(549)	(711)
Purchases of available-for-sale investment securities	(23,375)	(11,489)
Maturities of available-for-sale investment securities	42,500	27,850
Net cash provided by investing activities	18,576	15,650
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	8	23
Proceeds from issuance of common stock through employee purchase plan	28	88
Proceeds from borrowing, net	—	4,930
Repayment on borrowing	(667)	—
Net cash (used in) provided by financing activities	(631)	5,041
Net change in cash and cash equivalents	(1,819)	(2,473)
Cash and cash equivalents at beginning of period	21,091	38,388
Cash and cash equivalents at the end of period	$19,272	$35,915

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (we, us, and our) was incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and development of innovative medicines based on novel immunological pathways.

In May 2018, we implemented a corporate restructuring and program prioritization plan (Restructuring Plan) to streamline our operations and concentrate development efforts on the advancement of our therapeutic candidate, ATYR1923.  In connection with the Restructuring Plan, we reduced our workforce by approximately 30% to 42 full-time employees.  We completed the workforce reduction in June 2018. We recorded charges of approximately $0.9 million for employee severance and other related termination benefits and approximately $0.4 million in one-time, non-cash stock-based compensation charges due to the acceleration of time-based vesting provisions of outstanding equity awards in according with our Executive Severance and Change in Control Policy. Severance benefits were paid in full as of July 31, 2018.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2018, we had an accumulated deficit of $285.3 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $64.3 million as of June 30, 2018 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. Our inability to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes. The most significant estimates in our condensed consolidated financial statements relate to the fair value of equity issuances and awards, and clinical trials and research and development expense accruals. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications were not material to the condensed consolidated financial statements.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded 3,188 shares subject to repurchase from the weighted average number of common shares outstanding for the three months ended June 30, 2017. We have excluded 6,142 shares subject to repurchase from the weighted average number of common shares outstanding for the six months ended June 30, 2017. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three and Six Months Ended June 30,
	2018	2017
Class X Convertible Preferred Stock (if-converted)	11,429,760	—
Warrants for common stock	6,682,708	163,178
Common stock options and restricted stock units	5,957,999	4,826,424
Employee stock purchase plan	27,196	38,862
	24,097,663	5,028,464

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted at the earliest period presented using a modified retrospective approach. We expect the implementation of ASU No. 2016-02 to have an impact on our condensed consolidated financial statements and related disclosures as we have aggregate future minimum lease payments for our administrative offices and research laboratory located in San Diego, California. We anticipate recognition of additional assets and corresponding liabilities related to this lease on our condensed consolidated balance sheet.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of

Topic 606. We are currently evaluating the impact of ASU No. 2018-07 and do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial position or results of operations.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to provide updates for technical corrections, clarifications, and other minor improvements that affect wide variety of Topics in the Codification including Amendments to Subtopic 718-40, Compensation–Stock Compensation–Income Taxes, which clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined. This includes deductions that are taken on the entity’s tax return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved. ASU No. 2018-09 included other Topics which currently do not apply to us. The transition and effective date of ASU No. 2018-09 are based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and are effective immediately and others have transition guidance with effective dates for annual periods beginning after December 15, 2018 for public business entities. We do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial position or results of operations.

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the carrying value of our Term Loans approximates their fair value. Investment securities are recorded at fair value.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018:
Assets:
Current:
Cash equivalents	$19,217	$19,217	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	3,740	—	3,740	—
Commercial paper	11,740	—	11,740	—
Corporate debt securities	12,145	—	12,145	—
United States Treasury securities	17,432	17,432	—
Sub-total short-term investments	45,057	17,432	27,625	—
Total assets measured at fair value	$64,274	$36,649	$27,625	$—

As of December 31, 2017:
Assets:
Current:
Cash equivalents	$9,070	$9,070	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,497	—	6,497	—
Commercial paper	21,943	—	21,943	—
Corporate debt securities	18,260	—	18,260	—
United States Treasury securities	17,328	17,328	—
Sub-total short-term investments	64,028	17,328	46,700	—
Total assets measured at fair value	$73,098	$26,398	$46,700	$—

As of June 30, 2018 and December 31, 2017 available-for-sale investments are detailed as follows (in thousands):

	June 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$3,742	$—	$(2)	$3,740
Commercial paper	11,740	—	—	11,740
Corporate debt securities	12,156	—	(11)	12,145
United States Treasury securities	17,454	—	(22)	17,432
	$45,092	$—	$(35)	$45,057

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,501	$—	$(4)	$6,497
Commercial paper	21,943	—	—	21,943
Corporate debt securities	18,286	—	(26)	18,260
United States Treasury securities	17,368	—	(40)	17,328
	$64,098	$—	$(70)	$64,028

As of June 30, 2018, all of our available-for-sale investments have a variety of effective maturity dates of less than one year. As of June 30, 2018, there are 13 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of June 30, 2018.

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

Under the Loan Agreement, we are obligated to make interest only payments through June 1, 2018, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. Accordingly, we started paying the Term Loans in June 2018. The Term Loans bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees.

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

As of June 30, 2018, the carrying value of our Term Loans consists of $19.3 million principal outstanding less the remaining debt issuance costs of $0.5 million. The debt issuance costs have been recorded as a debt discount that are being accreted to interest expense over the life of the Term Loans. The final maturity payment of $1.8 million is accruing over the life of the Term Loans through interest expense.

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

Term loans and unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Long-term debt	$19,333	$20,000
Less debt issuance costs and discount	(218)	(345)
Long-term debt, net of issuance costs and discount	19,115	19,655
Less current portion of long-term debt	(8,000)	(5,333)
Add accrual of final payment	733	397
Long-term debt, net of current portion and issuance costs and discount	$11,848	$14,719

Current portion of long-term debt	$8,000	$5,333
Less current portion of debt issuance costs and discount	(283)	(321)
Current portion of long-term debt, net of issuance costs and discount	$7,717	$5,012

Future principal payments for the Term Loans are as follows (in thousands):

June 30, 2018
2018	$4,666
2019	8,000
2020	6,667
$19,333

Facility Lease

We have a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease expires in May 2019. Rent expense for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.3 million, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $0.6 million and $0.4 million, respectively.

Future minimum payments under the non-cancelable operating lease as of June 30, 2018 were as follows (in thousands):

Operating Lease
2018	$560
2019	420
$980

See Note 5, Subsequent Event, related to an amendment to our facility lease that was executed on July 30, 2018.

Related Party Transactions

Research Agreements and Funding Obligations

We provide funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We have entered into additional amendments to our research funding and option agreement to provide additional funding to TSRI. For the three months ended June 30, 2018 and 2017, we recognized expense under the agreement in the amount of $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2018 and 2017, we recognized expense under the agreement in the amount of $1.0 million and $1.8 million, respectively. Paul Schimmel, Ph.D., a member of our board of directors, is a board and faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI. On May 10, 2018, we provided TSRI with written notice of termination of our research funding and option agreement effective as of November 10, 2018.

Strategic Advisor Agreement

In November 2017, John D. Mendlein, Ph.D., a member of our Board of Directors since July 2010 and our Chief Executive Officer from September 2011 to November 2017, began serving as a strategic advisor to us pursuant to the terms of a strategic advisor agreement entered with Dr. Mendlein on November 1, 2017 (Strategic Advisor Agreement). Pursuant to the terms of the Strategic

Advisor Agreement, we agreed to, among other things, pay Dr. Mendlein as a strategic advisor to us for a period of up to four years, at a monthly rate of $42,500 for the first year and $7,500 per month for the rest of the term. Either party may terminate the Strategic Advisor Agreement after the first year, provided that payments under the Strategic Advisor Agreement and continued vesting of outstanding employee stock options are guaranteed through the second year of the Strategic Advisor Agreement in the event the Board terminates the Strategic Advisor Agreement for convenience or Dr. Mendlein terminates for our material breach of the Strategic Advisor Agreement. For the three months and six months ended June 30, 2018, we recognized expenses under the Strategic Advisor Agreement in the amounts of $0.1 million and $0.3 million, respectively.

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

We evaluated the Preferred Stock for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity (ASC480), and determined that equity treatment was appropriate because the Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the shares of Preferred Stock are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of our control in a manner that could require the transfer of assets. Additionally, we determined that the Preferred Stock would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that they are not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.

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

The warrants are exercisable at an exercise price of $4.64 per share, subject to adjustments as provided under the terms of the warrants. The warrants are immediately exercisable and expire on December 31, 2019. We also entered into a registration rights agreement (Registration Rights Agreement) with certain of the Purchasers, excluding those Purchasers affiliated with our directors and officers, requiring us to register the resale of the relevant securities. We registered all of the relevant securities issued in the Private Placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective on September 27, 2017.

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

June 30, 2018
Class X Preferred Stock (if-converted to common stock)	11,429,760
Common stock warrants	6,682,708
Common stock options and awards outstanding	5,957,999
Shares available under the 2015 Plan	622,459
Shares available under the 2015 ESPP	856,905
25,549,831

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2018:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	4,617,059	$5.52
Granted	1,803,061	$2.60
Exercised	(3,593)	$2.02
Canceled/forfeited/expired	(728,828)	$5.11
Outstanding as of June 30, 2018	5,687,699	$4.64

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	5.50 – 5.78	5.50 – 6.07	5.50 – 6.08	5.50 – 6.07
Risk-free interest rate	3.0%	1.9% – 2.1%	2.3% – 3.0%	1.9% – 2.1%
Expected volatility	88.7% – 88.9%	114.3% – 124.4%	88.7% – 98.4%	104.0% – 124.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2018:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2017	49,300	$4.28
Granted	270,300	$0.85
Released	(39,301)	$4.53
Forfeited	(9,999)	$3.30
Balance as of June 30, 2018	270,300	$0.85

Stock-based Compensation

The allocation of stock-based compensation for all stock awards, including the adjustments to stock-based compensation expense associated with our May 2018 Restructuring Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$536	$423	$860	$867
General and administrative	675	760	1,279	1,593
	$1,211	$1,183	$2,139	$2,460

In connection with the Restructuring Plan, we recorded approximately $0.3 million and $0.1 million, respectively, of non-cash stock-based compensation in research and development expenses and in general and administrative expenses for each of the three and six months ended in June 30, 2018, due to the acceleration of time-based vesting provisions of outstanding equity awards in accordance with our Executive Severance and Change in Control Policy.

5. Subsequent Event

On July 30, 2018, we entered into an amendment to our facility lease. Pursuant to the amendment, the space we lease was reduced by 3,986 square feet from 24,494 square feet to 20,508 square feet, and the term of the lease was extended to May 15, 2023, for a contractual obligation of $4.7 million for the extended four years beyond the prior termination date of May 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 20, 2018.

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

Overview

We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on novel immunological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality of tRNA synthetases. Built on more than a decade of foundational science on this novel biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes. We are focused on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, one of the tRNA synthetase genes. Our clinical-stage product candidate, ATYR1923, is based on the Resokine pathway, binds to the neuropilin-2 receptor and is designed to down-regulate immune engagement in interstitial lung diseases and other immune-mediated diseases.

Our scientists successfully engineered the first fusion protein with a Resokine protein, ATYR1923, designed to enhance the immuno-modulatory properties in vivo. We are developing ATYR1923 as a potential therapeutic for patients with immune-mediated interstitial lung diseases (ILD). We announced data from a first-in-human Phase 1 clinical trial of ATYR1923 in June 2018. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous ATYR1923 in 36 healthy volunteers. The results indicate that the drug was generally well-tolerated at all dose levels tested, with no significant adverse events and the observed PK profile supports the potential for a once-monthly dosing regimen.

In parallel, we have also been expanding our knowledge base of the therapeutic potential of ATYR1923 by conducting several in vivo and in vitro models to further elucidate its potential clinical utility as an immuno-modulator. For example, we have presented the positive results of ATYR1923 in a mouse bleomycin lung injury model and a rat bleomycin lung injury model at the 2017 and 2018 American Thoracic Society Annual Meetings, respectively. In addition, we presented positive findings of ATYR1923 in a scleradermatous chronic graft versus host disease model at the Scleroderma Foundation’s 2018 National Patient Conference. These data, as well as the Phase 1 clinical trial results, will help inform selection of the indication for future clinical trials for our ATYR1923 program. At this time, we plan to initiate a multi-ascending dose, placebo-controlled Phase 1b/2a study in patients with interstitial lung disease in the fourth quarter of 2018.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of June 30, 2018. All intercompany transactions and balances are eliminated in consolidation.

In May 2018, we implemented a corporate restructuring and program prioritization plan (Restructuring Plan) to streamline our operations and concentrate development efforts on the advancement of our therapeutic candidate, ATYR1923.  In connection with the Restructuring Plan, we reduced our workforce by approximately 30% to 42 full-time employees.  We completed the workforce reduction in June 2018. We recorded charges of approximately $0.9 million for employee severance and other related termination benefits and approximately $0.4 million in one-time, non-cash stock-based compensation charges due to the acceleration of time-based vesting provisions of outstanding equity awards in accordance with our Executive Severance and Change in Control Policy. Severance benefits were paid in full as of July 31, 2018.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of and clinical trial for our product candidates and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immuno-modulators (including funding of our research collaboration with The Scripps Research Institute). These expenses consist primarily of:

•	salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and product development functions;
•

costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our advisory panels and boards;

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that future levels of our research and development expenses will consist primarily of costs related to advancing our ATYR1923 program into patient clinical trials and research, discovery and development activities relating to our discovery engine for therapeutics based on tRNA synthetase biology.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our outstanding loans with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar).

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited condensed consolidated financial statements in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Increase /
	2018	2017	(Decrease)
Research and development expenses	$6,484	$8,420	$(1,936)
General and administrative expenses	3,476	3,487	(11)
Other income (expense)	(452)	(231)	(221)

Research and development expenses. Research and development expenses were $6.5 million and $8.4 million for the three months ended June 30, 2018 and 2017, respectively. The decrease of $1.9 million was due primarily to a $1.7 million decrease related to lower product manufacturing costs and a $1.0 million decrease related to the completion of clinical studies related to our initial product candidate, ATYR1940, partially offset by a $0.3 million increase related to ATYR1923 clinical studies. Research and development expenses for the three months ended June 30, 2018 included $0.6 million of employee severance and other termination benefits and $0.3 million of non-cash stock-based compensation related to the Restructuring Plan.

General and administrative expenses. General and administrative expenses were $3.5 million for both the three months ended June 30, 2018 and 2017. General and administrative expense for the three months ended June 30, 2018 included $0.3 million of employee severance and other termination benefits and $0.1 million of non-cash stock-based compensation related to the Restructuring Plan.

Other income (expense), net. Other (expense) was $0.5 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily a result of increased interest expense related to our Term Loans, as defined and described below.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Increase /
	2018	2017	(Decrease)
Research and development expenses	$12,634	$17,624	$(4,990)
General and administrative expenses	7,546	7,494	52
Other income (expense)	(899)	(425)	(474)

Research and development expenses. Research and development expenses were $12.6 million and $17.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease of $5.0 million was due primarily to a $2.9 million decrease related to the completion of clinical studies related to ATYR1940, and a $2.3 million decrease related to lower product manufacturing costs, partially offset by a $0.7 million increase related to ATYR1923 clinical studies. Research and development expenses for the six months ended June 30, 2018 included $0.6 million of employee severance and other termination benefits and $0.3 million of non-cash stock-based compensation related to the Restructuring Plan.

General and administrative expenses. General and administrative expenses were $7.5 million for both the six months ended June 30, 2018 and 2017. General and administrative expenses for the six months ended June 30, 2018 included $0.3 million of employee severance and other termination benefits and $0.1 million non-cash stock-based compensation related to the Restructuring Plan.

Other income (expense), net. Other expense was $0.9 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily a result of increased interest expense related to our Term Loans, as defined and described below.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2018, we had an accumulated deficit of $285.3 million and we expect to continue to incur net losses for the foreseeable future.  We believe that our existing cash, cash equivalents and available-for-sale investments, of $64.3 million as of June 30, 2018 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through June 30, 2018, we have funded our operations primarily through the sales of equity securities and convertible debt and through venture debt and term loans.

Debt Financing

In November 2016, we entered into a loan and security agreement, and subsequently entered into amendments thereto (collectively, the Loan Agreement), for a term loan with SVB and Solar, to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

Under the Loan Agreement, we are obligated to make interest-only payments through June 1, 2018, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. Accordingly, we started paying the principal balance of the Term Loans in June 2018. The Term Loans bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(19,764)	$(23,164)
Investing activities	18,576	15,650
Financing activities	(631)	5,041
Net decrease in cash	$(1,819)	$(2,473)

Operating activities. Net cash used in operating activities was $19.8 million and $23.2 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in operating activities for the six months ended June 30, 2018 was primarily related to our net loss of $21.1 million, adjusted for non-cash share-based compensation expense of $2.1 million and net cash outflows from the changes in our operating assets and liabilities of $1.6 million. Net cash used in operating activities for the six months ended June 30, 2017 was primarily related to our net loss of $25.5 million, adjusted for non-cash share-based compensation expense of $2.5 million and net cash outflows from the changes in our operating assets and liabilities of $0.7 million.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2018 and 2017 was primarily due to net maturities of investment securities of $19.1 million and $16.4 million, respectively. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2018 was $0.6 million and consisted of principal payments on the Term Loans of which, pursuant to the Loan Agreement, we started paying in June 2018.  Net cash provided by financing activities for the six months ended June 30, 2017 was $5.0 million and consisted primarily of proceeds from the second tranche of the Term Loans.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to fluctuate in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, continue our research and development activities with respect to potential tRNA synthetase-based therapeutics and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes.  These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. In May 2018, we provided TSRI with written notice of termination of our research funding and option agreement effective as of November 10, 2018.  As of June 30, 2018, our contractual obligations have not materially changed outside the ordinary course of our business, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash and cash equivalents, and available-for-sale investments totaling of $64.3 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than two years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of June 30, 2018, the increase would not have had a material effect on the fair market value of our portfolio.

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

Foreign Currency Exchange Risk

We incur expenses, including for clinical research organizations and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling, Euro, Hong Kong dollar and Australian dollar. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. The Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates as of June 30, 2018, would not have a material effect on our results of operations or financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2018, our cash, cash equivalents and available-for-sale investments were approximately $64.3 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

For some of our programs and product candidates, we may decide to enter into strategic partnerships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates.  For example, we have decided not to pursue additional clinical development of a product candidate, ATYR1940, without a significant collaboration or strategic partnership for this program.  We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex.  Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for ATYR1940 or any of our other product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk. We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all.  We are unable to predict when, if ever, we will enter into any strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships.  Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expectations.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $21.1 million, and $25.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $285.3 million.

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

Even if one of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (FDA) or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We have a significant amount of debt that may cause risks that could adversely affect our business, operating results and financial condition.

In November 2016, we entered into the Loan Agreement, for term loans with SVB and Solar, to borrow up to $20.0 million under the Term Loans, $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

Because our work in tRNA synthetase biology and our product candidates represent a new therapeutic approach, developing and commercializing our product candidates subjects us to a number of challenges, including:

•	defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval;
•	obtaining regulatory approval from the FDA and other regulatory authorities that have little or no experience with the development of extracellular tRNA synthetase-based therapeutics;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that any clinical trials that we are conducting or may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. For example, following our submission of an investigational new drug application, or IND, to the FDA to evaluate ATYR1940 in our Phase 1b/2 trial in adult patients with facioscapulohumeral muscular dystrophy (FSHD) in the United States, our IND was placed on full clinical hold to address the issue of the comparability of the drug substance used in our preclinical toxicology studies to that previously used with that proposed for use in the U.S. clinical trial. After we submitted our response, in January 2015, FDA removed our IND from full clinical hold, allowing us to initiate the Phase 1b/2 trial in the United States. Our IND was placed on partial clinical hold, which prohibited the evaluation of ATYR1940 at doses higher than 3.0 mg/kg. The FDA lifted the partial clinical hold in December 2016.

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

In our Phase 1b/2 clinical trials for ATYR1940, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of ATYR1940 and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions, or IRRs, and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in any future clinical trials, or result in the retention of patients in future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We may not receive orphan drug designation for our product candidates under any applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

We may apply for orphan drug designation for our product candidates. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. To date, we have been granted orphan drug designation for only one product candidate (ATYR1940) in the United States and the European Union for two indications. We cannot assure you that we will be able to obtain orphan drug designation, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

A breakthrough therapy or fast track designation by the FDA may not lead to expedited development or regulatory review or approval.

We may seek, from time to time, breakthrough therapy or fast track designation for our product candidates, although we may elect not to do so. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track designation is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

Other than some internal capacity to support pre-clinical activities, we do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on CDMOs and CROs entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, we implemented a corporate restructuring and program prioritization plan in May 2018 that included a reduction in our workforce. Any such restructuring activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

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

We are located in San Diego, California and our manufacturing activities are conducted by contract manufacturing organizations at various locations in the United States. We conducted our Phase I clinical trial for ATYR1923 in Australia and sponsor research in Hong Kong.  Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As of August 7, 2018, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 65.0% of our voting stock, including 9.50% held by Viking Global Opportunities Illiquid Investments Sub-Master LP (VGO Fund, together with its affiliates, Viking). The percentage of our common stock beneficially owned by Viking would increase substantially if Viking waived the ownership percentage limitation of 9.50% of the shares of our common stock then issued and outstanding (Viking Percentage Limitation) and would further increase substantially if we obtained the approval of our stockholders to the extent required in accordance with the NASDAQ Global Market rules (the Requisite Approval) (up to 38.4% assuming no other shares of common stock were issued upon exercise of the warrants purchased by all other selling stockholders).  VGO Fund can waive or change the Viking Percentage Limitation on 61-days’ notice. Assuming all of the shares issued in the Private Placement are sold by the purchasers in such transaction, our executive officers, directors, principal stockholders and their affiliates would beneficially own approximately 26.0% of our voting stock. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We have also registered all common stock that we may issue under our employee benefits plans as well as shares of common stock underlying options to purchase up to 345,000 shares of our common stock that were granted as inducement grants. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Global Select Market and Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. On August 9, 2018, we received a letter from The Nasdaq Stock Market (Nasdaq) advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Select Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter, which is February 5, 2019. There can be no assurance that we will be able to regain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future. If are not able to regain compliance with the minimum bid price requirement within the 180-day period, or any additional 180-day compliance period granted upon a permitted transfer of the listing of our common stock to The Nasdaq Capital Market, then our shares of common stock would be subject to delisting. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.

In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TJCA is uncertain, and our business and financial condition could be adversely affected. We are still in the process of evaluating the TJCA and do not know the full effect it will have on our business, including our condensed consolidated financial statements. The TJCA is complex and far-reaching and we cannot predict with certainty the impact its enactment will have on us. Moreover, that effect, whether adverse or favorable, may not become evident for some period of time. Further, we urge stockholders to consult with their legal and tax advisors with respect to the Tax Reform Act and the potential tax consequences of investing in our common stock.

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

aTyr Pharma, Inc.

Date: August 14, 2018	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stan Blackburn
Stan Blackburn
Financial Consultant
(Principal Financial and Accounting Officer)