Form 10-Q
period 2018-09-30
aTYR PHARMA INC
filed 2018-11-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, there were 30,023,543 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,547	$21,091
Available-for-sale investments, short-term	24,414	64,028
Prepaid expenses and other assets	1,684	1,866
Total current assets	57,645	86,985
Property and equipment, net	2,039	2,280
Other assets	90	90
Total assets	$59,774	$89,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$599	$2,276
Accrued expenses	2,382	3,103
Current portion of long-term debt, net of issuance costs and discount	7,742	5,012
Total current liabilities	10,723	10,391
Long-term debt, net of current portion and issuance costs and discount	10,065	14,719
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value; undesignated authorized shares – 5,000,000 at September 30, 2018 and December 31 2017; Class X Convertible Preferred Stock issued and outstanding shares – 2,285,952 as of September 30, 2018 and December 31, 2017	2	2
Common stock, $0.001 par value; authorized shares – 150,000,000 as of September 30, 2018 and December 31, 2017; issued and outstanding shares – 29,865,509 and 29,789,162 as of September 30, 2018 and December 31, 2017, respectively	30	30
Additional paid-in capital	331,390	328,519
Accumulated other comprehensive loss	(57)	(120)
Accumulated deficit	(292,379)	(264,186)
Total stockholders’ equity	38,986	64,245
Total liabilities and stockholders’ equity	$59,774	$89,355

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Operating expenses:
Research and development	$4,202	$7,133	$16,836	$24,757
General and administrative	2,475	3,694	10,021	11,188
Total operating expenses	6,677	10,827	26,857	35,945
Loss from operations	(6,677)	(10,827)	(26,857)	(35,945)
Total other expense, net	(437)	(363)	(1,336)	(788)
Net loss	(7,114)	(11,190)	(28,193)	(36,733)
Net loss per share attributable to common stock holders, basic and diluted	$(0.24)	$(0.43)	$(0.95)	$(1.50)
Weighted average common stock shares outstanding, basic and diluted	29,858,393	25,818,008	29,832,424	24,462,835

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Net loss	$(7,114)	$(11,190)	$(28,193)	$(36,733)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale investments	28	(6)	63	13
Comprehensive loss	$(7,086)	$(11,196)	$(28,130)	$(36,720)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(28,193)	$(36,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567	552
Stock-based compensation	2,829	3,649
Debt discount accretion and non-cash interest expense	743	414
Amortization (accretion) of premium (discount) of available-for-sale investment securities	(213)	113
Deferred rent	—	(130)
Changes in operating assets and liabilities
Prepaid expenses and other assets	182	802
Accounts payable and accrued expenses	(2,139)	(725)
Net cash used in operating activities	(26,224)	(32,058)
Cash flows from investing activities:
Purchases of property and equipment	(585)	(1,152)
Purchases of available-for-sale investment securities	(23,375)	(65,302)
Maturities of available-for-sale investment securities	63,265	42,347
Net cash provided by (used in) investing activities	39,305	(24,107)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	14	37
Proceeds from issuance of common stock through employee purchase plan	28	88
Proceeds from borrowing, net	—	4,930
Repayment on borrowing	(2,667)	—
Proceeds from issuance of securities in the Private Placement, net of issuance cost	—	42,487
Net cash (used in) provided by financing activities	(2,625)	47,542
Net change in cash and cash equivalents	10,456	(8,623)
Cash and cash equivalents at beginning of period	21,091	38,388
Cash and cash equivalents at the end of period	$31,547	$29,765

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2018, we had an accumulated deficit of $292.4 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $56.0 million as of September 30, 2018 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. For the three months and nine months ended September 30, 2017, we have excluded 175 shares and 4,607 shares, respectively, subject to repurchase from the weighted average number of common shares outstanding. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three and Nine Months Ended September 30,
	2018	2017
Class X Convertible Preferred Stock (if-converted)	11,429,760	11,429,760
Warrants for common stock	6,682,708	6,642,332
Common stock options and restricted stock units	5,618,490	4,745,715
Employee stock purchase plan	27,196	38,862
	23,758,154	22,856,669

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Assets:
Current:
Cash equivalents	$21,475	$21,475	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	3,744	—	3,744	—
Commercial paper	5,787	—	5,787	—
Corporate debt securities	7,894	—	7,894	—
United States Treasury securities	6,989	6,989	—	—
Sub-total short-term investments	24,414	6,989	17,425	—
Total assets measured at fair value	$45,889	$28,464	$17,425	$—

As of December 31, 2017:
Assets:
Current:
Cash equivalents	$9,070	$9,070	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,497	—	6,497	—
Commercial paper	21,943	—	21,943	—
Corporate debt securities	18,260	—	18,260	—
United States Treasury securities	17,328	17,328	—	—
Sub-total short-term investments	64,028	17,328	46,700	—
Total assets measured at fair value	$73,098	$26,398	$46,700	$—

As of September 30, 2018 and December 31, 2017 available-for-sale investments are detailed as follows (in thousands):

	September 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$3,745	$—	$(1)	$3,744
Commercial paper	5,787	—	—	5,787
Corporate debt securities	7,896	—	(2)	7,894
United States Treasury securities	6,993	—	(4)	6,989
	$24,421	$—	$(7)	$24,414

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,501	$—	$(4)	$6,497
Commercial paper	21,943	—	—	21,943
Corporate debt securities	18,286	—	(26)	18,260
United States Treasury securities	17,368	—	(40)	17,328
	$64,098	$—	$(70)	$64,028

As of September 30, 2018, all of our available-for-sale investments have a variety of effective maturity dates of less than one year. As of September 30, 2018, there are 11 available-for-sale investments in gross unrealized loss position, all of which had been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of September 30, 2018.

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

As of September 30, 2018, the carrying value of our Term Loans consists of $17.3 million principal outstanding less the remaining debt issuance costs of $0.4 million. The debt issuance costs have been recorded as a debt discount that are being accreted to interest expense over the life of the Term Loans. The final maturity payment of $1.8 million is accruing over the life of the Term Loans through interest expense.

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

Term loans and unamortized discount balances are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Debt balance	$17,333	$20,000
Less debt issuance costs and discount	(163)	(345)
Long-term debt, net of issuance costs and discount	17,170	19,655
Less current portion of long-term debt	(8,000)	(5,333)
Add accrual of final payment	895	397
Long-term debt, net of current portion and issuance costs and discount	$10,065	$14,719

Current portion of long-term debt	$8,000	$5,333
Less current portion of debt issuance costs and discount	(258)	(321)
Current portion of long-term debt, net of issuance costs and discount	$7,742	$5,012

Future principal payments for the Term Loans are as follows (in thousands):

September 30, 2018
2018	$2,000
2019	8,000
2020	7,333
$17,333

Facility Lease

We have a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. The lease originally expired in May 2019. In July 2018, we entered into a lease amendment to our facility lease. The amendment reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023.  Rent expense for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.3 million, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $0.8 million and $0.7 million, respectively.

Future minimum payments under the non-cancelable operating lease as of September 30, 2018 are as follows (in thousands):

Operating Lease
2018	$240
2019	812
2020	1,002
2021	1,031
2022	1,062
Thereafter	403
$4,550

Related Party Transactions

Research Agreements and Funding Obligations

We provide funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We have entered into additional amendments to our research funding and option agreement to provide additional funding to TSRI. For the three months ended September 30, 2018 and 2017, we recognized expense under the agreement in the amount of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2018 and 2017, we recognized expense under the agreement in the amount of $1.5 million and $1.2 million, respectively. Paul Schimmel, Ph.D., a member of our board of directors, is a board and faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI. On May 10, 2018, we provided TSRI with written notice of termination of our research funding and option agreement effective as of November 10, 2018.

Strategic Advisor Agreement

In November 2017, John D. Mendlein, Ph.D., a member of our Board of Directors since July 2010 and our Chief Executive Officer from September 2011 to November 2017, began serving as a strategic advisor to us pursuant to the terms of a strategic advisor agreement entered with Dr. Mendlein on November 1, 2017 (Strategic Advisor Agreement). Pursuant to the terms of the Strategic Advisor Agreement, we agreed to, among other things, pay Dr. Mendlein as a strategic advisor to us for a period of up to four years, at a monthly rate of $42,500 for the first year and $7,500 per month for the rest of the term. Either party may terminate the Strategic Advisor Agreement after the first year, provided that payments under the Strategic Advisor Agreement and continued vesting of outstanding employee stock options are guaranteed through the second year of the Strategic Advisor Agreement in the event the Board terminates the Strategic Advisor Agreement for convenience or Dr. Mendlein terminates for our material breach of the Strategic Advisor Agreement. For the three months and nine months ended September 30, 2018, we recognized expenses under the Strategic Advisor Agreement in the amounts of $0.1 million and $0.4 million, respectively.

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

September 30, 2018
Class X Preferred Stock (if-converted to common stock)	11,429,760
Common stock warrants	6,682,708
Common stock options and awards outstanding	5,618,490
Shares available under the 2015 Plan	1,153,420
Shares available under the 2015 ESPP	856,805
25,741,183

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2018:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	4,617,059	$5.52
Granted	2,029,061	$2.40
Exercised	(12,141)	$1.10
Canceled/forfeited/expired	(1,252,089)	$4.92
Outstanding as of September 30, 2018	5,381,890	$4.49

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.02 – 6.08	6.06	5.50 – 6.08	5.50 – 6.08
Risk-free interest rate	2.9%	2.1%	2.3% – 3.0%	1.9% – 2.1%
Expected volatility	88.4% – 88.9%	105.9%	88.4% – 98.4%	104.0% – 124.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2018:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2017	49,300	$4.28
Granted	270,300	$0.85
Released	(39,301)	$4.53
Forfeited	(43,699)	$1.41
Balance as of September 30, 2018	236,600	$0.85

Stock-based Compensation

The allocation of stock-based compensation for all stock options and awards, including the adjustments to stock-based compensation expense associated with our May 2018 Restructuring Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$204	$368	$1,064	$1,235
General and administrative	486	821	1,765	2,414
	$690	$1,189	$2,829	$3,649

In connection with the Restructuring Plan, stock-based compensation expense for the nine months ended September 30, 2018 included approximately $0.3 million and $0.1 million, respectively, in research and development expenses and in general and administrative expenses, due to the acceleration of time-based vesting provisions of outstanding equity awards in accordance with our Executive Severance and Change in Control Policy.

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

Overview

We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on novel immunological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality of tRNA synthetases. Built on more than a decade of foundational science on this novel biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes. We are focused on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, one of the tRNA synthetase genes. Our clinical-stage product candidate, ATYR1923, is based on the Resokine pathway, binds to the neuropilin-2 receptor and is designed to down-regulate immune engagement in interstitial lung diseases (ILD) and other immune-mediated diseases.

Our scientists successfully engineered ATYR1923, a fusion protein comprised of the immune-modulatory domain of HARS fused to the FC region of a human antibody. We are developing ATYR1923 as a potential therapeutic for patients with ILD, a group of immune-mediated disorders which cause progressive fibrosis of the lung tissue. We announced data from a first-in-human Phase 1 clinical trial of ATYR1923 in June 2018. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous ATYR1923 in 36 healthy volunteers. The results indicate that the drug was generally well-tolerated at all dose levels tested, with no significant adverse events and the observed PK profile supports the potential for a once-monthly dosing regimen.

In parallel with the Phase 1 clinical trial, we expanded our knowledge base of the therapeutic potential of ATYR1923 by conducting several in vivo and in vitro models to further elucidate its potential clinical utility as an immuno-modulator. For example, we have presented the positive results of ATYR1923 in a mouse bleomycin lung injury model and a rat bleomycin lung injury model at the 2017 and 2018 American Thoracic Society Annual Meetings, respectively. In addition, we presented positive findings of ATYR1923 in a scleradermatous chronic graft versus host disease model at the Scleroderma Foundation’s 2018 National Patient Conference. These data, as well as the Phase 1 clinical trial results and consultation with key opinion leaders helped us in our selection of pulmonary sarcoidosis as the indication for our clinical trial for our ATYR1923 program.

Pulmonary sarcoidosis is an inflammatory disease characterized by the formation of granulomas, clumps of inflammatory cells in one or more organs of the body. Sarcoidosis affects people of all ages, but typically presents before the age of 50 years, with the incidence peaking at 20 to 39 years. The disorder usually begins in the lungs, skin or lymph nodes, but can affect almost any organ.  Sarcoidosis in the lungs is called pulmonary sarcoidosis and 90% or more of patients with sarcoidosis have lung involvement. Pulmonary sarcoidosis is a major form of ILD. Estimates of prevalence vary; however, we believe that approximately 150,000 to 200,000 Americans live with pulmonary sarcoidosis. The prognosis for patients with pulmonary sarcoidosis ranges from benign and self-limiting to chronic, debilitating disease with mortality. At this time, we plan to initiate a multi-ascending dose, placebo-controlled Phase 1b/2a study in patients with pulmonary sarcoidosis in the fourth quarter of 2018. The study has been designed to evaluate safety, tolerability and immunogenicity of multiple doses of ATYR1923. In addition, we intend to evaluate established clinical endpoints and potential biomarkers to assess preliminary activity of ATYR1923.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of September 30, 2018. All intercompany transactions and balances are eliminated in consolidation.

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

Other Expense

Other expense consists primarily of interest expense on our outstanding loans with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar), net of our interest income earned on cash and cash equivalents and available-for-sale investments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Increase /
	2018	2017	(Decrease)
Research and development expenses	$4,202	$7,133	$(2,931)
General and administrative expenses	2,475	3,694	(1,219)
Other expense, net	(437)	(363)	74

Research and development expenses. Research and development expenses were $4.2 million and $7.1 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of $2.9 million was primarily due to a $1.4 million decrease in personnel associated costs because of lower headcount, which was mainly a result of the Restructuring Plan, a $0.7 million decrease in product manufacturing costs, a $0.6 million decrease due to the completion of ATYR1923 Phase 1 activities, and a $0.2 million decrease in overall general research and development expenses.

General and administrative expenses. General and administrative expenses were $2.5 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of $1.2 million was primarily due to a $0.7 million decrease in personnel associated costs because of lower headcount, which was mainly a result of the Restructuring Plan, a $0.4 million decrease related to consulting and professional fees, and a $0.1 million decrease related to overall general and administrative expenses.

Other expense, net. Other expense remained relatively consistent at $0.4 million for the three months ended September 30, 2018 and 2017.  Other expense consists primarily of interest expense related to our Term Loans, as defined and described below, net of our interest income earned on cash and cash equivalents and available-for-sale investments.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Increase /
	2018	2017	(Decrease)
Research and development expenses	$16,836	$24,757	$(7,921)
General and administrative expenses	10,021	11,188	(1,167)
Other expense, net	(1,336)	(788)	548

Research and development expenses. Research and development expenses were $16.8 million and $24.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $7.9 million was primarily due to a $3.1 million decrease related to the completion of clinical studies related to ATYR1923 and ATYR1940, a $3.0 million decrease in product manufacturing costs, a $1.3 million decrease in personnel associated costs due to lower headcount, which was mainly a result of the Restructuring Plan and a $0.5 million decrease in overall general research and development expenses.

General and administrative expenses. General and administrative expenses were $10.0 million and $11.2 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $1.2 million was primarily due to a $0.7 million decrease related to non-cash stock compensation expense, and a $0.5 million decrease related to our consulting and professional fees.

Other expense, net. Other expense was $1.3 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. Other expense consists primarily of interest expense related to our Term Loans, as defined and described below, net of our interest income earned on cash and cash equivalents and available-for-sale investments. The increase was primarily a result of increased interest expense related to our Term Loans.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2018, we had an accumulated deficit of $292.4 million and we expect to continue to incur net losses for the foreseeable future.  We believe that our existing cash, cash equivalents and available-for-sale investments, of $56.0 million as of September 30, 2018 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through September 30, 2018, we have funded our operations primarily through the sales of equity securities and convertible debt and through venture debt and term loans.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(26,224)	$(32,058)
Investing activities	39,305	(24,107)
Financing activities	(2,625)	47,542
Net increase (decrease) in cash	$10,456	$(8,623)

Operating activities. Net cash used in operating activities was $26.2 million and $32.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily related to our net loss of $28.2 million, adjusted for non-cash stock-based compensation expense of $2.8 million and net cash outflows from the changes in our operating assets and liabilities of $2.0 million. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily related to our net loss of $36.7 million, adjusted for non-cash stock-based compensation expense of $3.6 million and net cash inflows from the changes in our operating assets and liabilities of $0.1 million.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2018 was primarily due to net maturities of investment securities of $39.9 million. Net cash used by investing activities for the nine months ended September 30, 2017 was primarily due to net purchases of investment securities of $23.0 million. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2018 was $2.6 million and consisted primarily of principal payments on the Term Loans of which, pursuant to the Loan Agreement, we started paying in June 2018.  Net cash provided by financing activities for the nine months ended September 30, 2017 was $47.5 million and consisted primarily of proceeds of $42.5 million from a private placement of our equity securities, net of offering costs, and $4.9 million from the second tranche from the Term Loans, net of issuance cost.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes.  These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. In May 2018, we provided TSRI with written notice of termination of our research funding and option agreement effective as of November 10, 2018.  In July 2018, we entered into an amendment to our facility lease that reduced the space we lease by 3,986 square feet from 24,494 square feet to 20,508 square feet, and extended the lease term from May 2019 to May 2023.

The following table summarizes our contractual obligations as of September 30, 2018:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Term Loans, principal payments only	$17,333	$8,000	$9,333	$—	$—
Operating lease	4,550	805	2,018	1,727	—
Total	$21,883	$8,805	$11,351	$1,727	$—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents, and available-for-sale investments totaling of $56.0 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of September 30, 2018, the increase would not have had a material effect on the fair market value of our portfolio.

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

Foreign Currency Exchange Risk

We incur expenses, including for clinical research organizations and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling, Euro, Hong Kong dollar and Australian dollar. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. The Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates as of September 30, 2018, would not have a material effect on our results of operations or financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2018, our cash, cash equivalents and available-for-sale investments were approximately $56.0 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

For some of our programs and product candidates, we may decide to enter into strategic partnerships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates.    We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex.  Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for any of our product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk. For example, we have not been successful in our efforts to establish a strategic partnership or other collaborative arrangements for ATYR1940. We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all.  We are unable to predict when, if ever, we will enter into any strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships.  Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expectations.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $28.2 million, and $36.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $292.4 million.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. Recently, we have identified neuropilin 2 or NRP-2, as a receptor for ATYR1923 and have focused research efforts on NRP-2 biology. Our future success is highly dependent on the successful development of product candidates based these new areas of biology, including our current product candidates and additional product candidates arising from the Resokine pathway or other pathways. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins and related antibodies from the Resokine pathway and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations. In addition, our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the immuno-modulatory domain, or iMod domain, may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of NRP-2 in the mechanism of action of ATYR1923, we are still expanding our knowledge of the role of the NRP-2 pathway, and in particular how the Resokine pathway modulates disease pathology. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

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

We recently conducted a Phase 1 clinical trial for ATYR1923 in Australia, and we may conduct additional clinical trials of ATYR1923 outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of ATY1923 in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous ATYR1923 in 36 healthy volunteers. In addition, we may choose to conduct additional clinical trials for ATYR1923 in countries outside the United States, including Australia, subject to applicable regulatory approval.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data is generally subject to certain conditions. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable in the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials, in which case our development plans will be delayed, which could materially harm our business.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

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

In our Phase 1b/2 clinical trials for ATYR1940, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of ATYR1940 and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions, or IRRs, and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in any future clinical trials, or result in the retention of patients in future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, the manufacture of our tRNA synthetase-based therapeutic candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. For example, we changed cell lines for the production of ATYR1940 in connection with the engagement of a new CDMO and a commercial chemistry, manufacturing and controls specification, which may present production challenges or delays. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, Fc fusion proteins, such as ATYR1923, include an additional antibody domain to improve pharmacokinetic, or PK, characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our ATYR1923 molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Our business and operations would suffer in the event of system failures.

We utilize information technology (IT) systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  There can be no assurance that we will be successful in preventing cyber-attacks or mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cyber-attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Such an event could cause interruption of our operations. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.

We may be subject to certain regulations, including federal and state healthcare fraud and abuse laws and health information privacy and security laws. Any failure to comply with these regulations could have a material adverse effect on our business and financial condition.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. It is possible that some of our business activities could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In addition, as of May 25, 2018, the General Data Protection Regulation (GDPR), regulates the collection and use of personal data in the European Union (EU). The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

Further, there is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is unclear whether the authorities will conduct random audits of companies doing business in the EU, or act solely after complaints are filed claiming a violation of the GDPR. The lack of compliance standards and precedent, enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

As of November 8, 2018, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 67.0% of our voting stock, including 9.50% held by Viking Global Opportunities Illiquid Investments Sub-Master LP (VGO Fund, together with its affiliates, Viking). The percentage of our common stock beneficially owned by Viking would increase substantially if Viking waived the ownership percentage limitation of 9.50% of the shares of our common stock then issued and outstanding (Viking Percentage Limitation) and would further increase substantially if we obtained the approval of our stockholders to the extent required in accordance with the NASDAQ Global Market rules (the Requisite Approval) (up to 38.0% assuming no other shares of common stock were issued upon exercise of the warrants purchased by all other selling stockholders).  VGO Fund can waive or change the Viking Percentage Limitation on 61-days’ notice. Assuming all of the shares issued in the Private Placement are sold by the purchasers in such transaction, our executive officers, directors, principal stockholders and their affiliates would beneficially own approximately 27.0% of our voting stock. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have an effective shelf registration statement on Form S-3 that provides for the sale of up to $150 million in the aggregate of common stock, preferred stock, debt securities, warrants and/or units by us from time to time in one or more offerings. We have also entered into a sales agreement with Cowen and Company, LLC for the sale of up to $35 million of common stock, from time to time, $20 million of which is currently registered under the Form S-3. As of September 30, 2018, no shares of common shares had been sold pursuant to such sales agreement. Any future debt financings may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Form of Warrant to Purchase Common Stock	8-K	001-37378	10.3	August 28, 2017
4.9	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.10	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	Third Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in interest to BMR-John Hopkins Court, LLC), dated July 30, 2018	—	—	—	Filed herewith
10.2	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: November 14, 2018	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)