Form 10-K
period 2018-12-31
aTYR PHARMA INC
filed 2019-03-26
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-37378

ATYR PHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3435077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3545 John Hopkins Court, Suite #250, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 731-8389

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☒  Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $20,605,629 based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $0.91 per share on June 30, 2018. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 15, 2019 was 34,767,133.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

In this Annual Report on Form 10-K, unless the context requires otherwise, "aTyr Pharma," “aTyr,” "Company," "we," "our," and "us" means aTyr Pharma, Inc. and its subsidiary, Pangu BioPharma Limited.

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

We own various U.S. federal trademark applications and unregistered trademarks, including our company name. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the success, cost and timing of our clinical trial and whether the results of our trial will be sufficient to support domestic or foreign regulatory approvals;
•	whether our existing capital resources will be sufficient to enable us to complete any particular portion of our planned clinical development of our product candidates;
•	the likelihood and timing of regulatory approvals for our product candidates;
•	our ability to identify and discover additional product candidates;
•	our ability to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•

the performance of third-party service providers and independent contractors upon whom we rely to conduct our clinical trial and to manufacture our product candidates or certain components of our product candidates;

•	our ability to develop sales and marketing capabilities or to enter into strategic partnerships to develop and commercialize our product candidates;
•	the timing and success of the commercialization of our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•	regulatory developments in the United States and foreign countries;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific, medical or management personnel;
•	a potential reverse stock split if we are unable to maintain a stock price above $1.00 per share of common stock; and
•	other risks and uncertainties, including those described under Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

aTyr Pharma is a biotherapeutics company engaged in the discovery and clinical development of innovative medicines based on novel immunological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality of tRNA synthetases. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to all 20 human tRNA synthetases.

Within our synthetase platform, we are primarily focused on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, one of the 20 tRNA synthetase genes. Our clinical stage product candidate, ATYR1923, is a fusion protein comprised of the immuno-modulatory domain of HARS fused to the FC region of a human antibody. ATYR1923 is also a selective modulator of Neuropilin-2 (NRP-2) that downregulates the innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential therapeutic for patients with interstitial lung diseases (ILDs), a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue.  We selected pulmonary sarcoidosis as our first ILD indication and initiated a Phase 1b/2a proof-of-concept clinical trial in December 2018. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease ILD (CTD-ILD).

In conjunction with our clinical development of ATYR1923, we have in parallel been expanding our knowledge of tRNA synthetases and NRP-2 receptor biology through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement with CSL Behring for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL Behring will fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. In January 2019, we expanded a successful pilot study and entered into a research agreement with the University of Nebraska Medical Center (UNMC) and Dr. Kaustubh Datta, who has published extensively in the field of NRP-2 biology, will serve as the investigator for the research collaboration.  We are also working closely with other collaborators and academia to further research in these areas.

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Develop ATYR1923 to address unmet medical needs within interstitial lung diseases. We believe that by establishing proof-of-concept in pulmonary sarcoidosis, we can gain insight to the potential of ATYR1923 in other ILDs, such as CHP and CTD-ILD.  Our resources are devoted to completing our ATYR1923 Phase 1b/2a clinical trial and, if that trial is successful, we believe we can expedite development of ATYR1923 for pulmonary sarcoidosis towards regulatory approval.  In addition, success in our ATYR1923 Phase 1b/2a trial, could give us the opportunity to potentially launch additional Phase 2 clinical trials for both CHP and CTD-ILD.

Expand our knowledge on the therapeutic potential of NRP-2 receptor biology by utilizing our leadership position in this emerging area of biology. NRP-2 receptor biology has the potential to downregulate the innate and adaptive immune response in inflammatory disease states and may represent a new drug target. We are committed to translating this groundbreaking area of newly discovered biology to therapeutic applications, both with our internal research and through academic collaborations, such as the research agreement with UNMC.

Build a diverse pipeline of biologics based on our understanding of extracellular tRNA synthetase biology.  We continue to deepen our expertise in production of biologic product candidates based on tRNA synthetases with the goal of developing programs with multiple therapeutic modalities.  We will work with both industry and academic collaborators to further product development in this area. Our collaboration with CSL Behring will explore the potential to develop programs from up to four additional tRNA synthetases from our preclinical pipeline.

ATYR1923

Overview of ATYR1923

We are initially developing ATYR1923 as a potential therapeutic for patients with ILD, a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue. ATYR1923 is a selective modulator of NRP-2 that downregulates the innate and adaptive immune response in inflammatory disease states. We announced data from a first-in-human Phase 1 clinical trial of ATYR1923 in June 2018. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous ATYR1923 in 36 healthy volunteers. The results indicate that the drug was generally well-tolerated at all dose levels tested, with no significant adverse events and the observed PK profile supports the potential for a once-monthly dosing regimen.

In parallel with the Phase 1 clinical trial, we demonstrated the therapeutic potential of ATYR1923 in a number of preclinical models of lung injury and inflammation in rodents. For example, we presented the positive results of ATYR1923 in a mouse bleomycin lung injury model and a rat bleomycin lung injury model at the 2017 and 2018 American Thoracic Society Annual Meetings, respectively. In addition, we presented positive findings of ATYR1923 in a sclerodermatous chronic graft versus host disease model at the Scleroderma Foundation’s 2018 National Patient Conference. A comprehensive review of this data in consultation with key opinion leaders led to our selection of pulmonary sarcoidosis as the first ILD indication for our ATYR1923 Phase 1b/2a clinical trial program.

We initiated a proof-of-concept Phase 1b/2a clinical trial of ATYR1923 in 36 patients with pulmonary sarcoidosis in December 2018. This Phase 1b/2a study is a multiple-ascending dose, placebo-controlled, first-in-patient study of ATYR1923 that has been designed to evaluate the safety, tolerability, immunogenicity and PK profile of multiple doses of ATYR1923. In addition, we intend to evaluate its steroid sparing effect and other established clinical endpoints along with potential biomarkers to assess preliminary activity of ATYR1923.

Background and Mechanism of Action

The ATYR1923 program was initiated to leverage our knowledge of the Resokine pathway to develop a therapeutic which would possess the N-terminal immuno-modulatory activities of HARS.

The Resokine family of proteins is derived from the HARS gene via proteolysis or alternative splicing. We believe these splice variants are important modulators of innate and adaptive immune activation. Proteins derived from the HARS gene, including both full-length and splice variants, are present in circulation. We refer to the extracellular HARS proteins as Resokine, to differentiate them from the intracellular enzyme involved in protein synthesis. Our scientists were the first to discover the novel immunomodulatory role of the Resokine pathway.

The gene for HARS gives rise to a number of splice variants, and though most of these have lost their catalytic activity, many retain the N-terminal domain (iMod domain). This N-terminal domain was appended to HARS during evolutionary development of multicellular organisms and is not essential for protein synthetic activity, is not generally found in prokaryotic organisms, and is retained with high homology across mammalian species.  Alternative splicing of HARS may be differentially regulated during cellular growth and differentiation, unlike the constitutive high level expression of the full length protein, suggesting that these splice variants may play a differential role in growth and cellular development.

Recently, significant progress has been made in elucidating the role of extracellular HARS derived proteins, including the identification of a putative cellular receptor of the iMod domain through screening via cell microarray. After screening, two NRP-2 isoforms – (Neuropilin 2A and 2B) were identified as convincing and specific binding partners of the iMod domain. Interactions of HARS with NRP-2 appear to be specifically mediated by the iMod domain of HARS, and binding of the iMod domain of HARS is specific to NRP-2 over NRP-1, and the binding to NRP-2 by other iMod domain containing amino acyl tRNA synthetases is not observed. The discovery of the Resokine/NRP-2 axis represents a previously unknown mechanism of biological regulation, which may act as a homeostatic regulator of several cellular processes mediated through the neuropilin receptor. The deregulation of these processes may lead to a spectrum of diseases, which could be selectively targeted by modulating the Resokine/NRP-2 axis to address the underlying disease etiology.

NRP-2 is a pleiotropic co-receptor participating in a broad array of biological pathways including, immunomodulation, lymphangiogenesis, neuronal development and remodeling, cellular growth, migration and differentiation, and cancer development. These biological processes are mediated through a complex interplay of several signaling systems including the semaphorins/plexin receptor family, the VEGF-C/VEGFR3 receptor family, as well as integrin signaling pathways. Growing evidence indicates that NRP-2 influences myeloid cell biology such as activation and recruitment to inflammatory sites. For instance, NRP-2 expression on alveolar macrophages regulates airway inflammatory responses to inhaled LPS (Immormino et al. Neuropilin-2 Regulates Airway Inflammatory Responses to Inhaled Lipopolysaccharide.  Am J Physiol 315:L202-L211. 2018).

ATYR1923 development builds upon our understanding of the biology of the extracellular activity of HARS. This novel molecular entity acts as a selective modulator of NRP-2 downregulating the innate and adaptive immune response in inflammatory disease states. ATYR1923 is a fusion protein comprised of the immuno-modulatory domain of HARS fused to the FC region of a human antibody.

Preclinical Development

Our preclinical development estate of translational animal models were selected to help inform and de-risk clinical development of ATYR1923. We have evaluated the biological activity and safety of ATYR1923 across a diverse set of experimental lung disease models, as well as in normal animals, looking for signals of activity and potential biomarkers, while confirming tolerability and a favorable safety profile.

Bleomycin-Induced Lung Injury in Mice

ATYR1923 significantly reduced lung fibrosis and inflammation in two bleomycin-induced lung injury models in mice. The bleomycin-induced lung injury model has been used as a translational model previously in the development of therapeutics for ILD, including the drugs pirfenidone, or Esbriet®, and nintedanib, or Ofev®, which were both approved by the U.S. Food and Drug Administration (FDA) in October 2014 for the treatment of idiopathic pulmonary fibrosis (IPF). ATYR1923 administered therapeutically in this model drives activity comparable to or greater than pirfenidone, anti-TGF antibodies, and dexamethasone. These preclinical experiments were presented in a poster at the American Thoracic Society (ATS) International Congress in Washington D.C. in May 2017.

Bleomycin-Induced Lung Injury in Rats

ATYR1923 significantly reduced lung fibrosis and inflammation and improved lung function in a bleomycin-induced lung injury model in rats. The rat bleomycin-induced model allows for analysis of functional endpoints, such as breathing rate, which is not possible in mice. Data demonstrated that ATYR1923, administered starting on Day 1 or Day 9, returned lung function to normal as measured by respiratory minute volume, a measure of breathing rate that is exacerbated in inflammatory conditions. In contrast, nintedanib was ineffective at reducing both fibrosis and interstitial/alveolar inflammation in these animals. These results may indicate that treatment with ATYR1923 during an inflammatory phase of the model may be beneficial for reducing inflammation-dependent fibrosis. This experiment was presented in a poster at the American Thoracic Society (ATS) International Congress in San Diego, CA in May 2018.

Sclerodermatous Chronic Graft vs. Host Disease Model in Mice

ATYR1923 significantly reduced measures of lung and skin fibrosis in a sclerodermatous chronic graft vs host disease model in mice, with early administration. We employed a minor histocompatibility antigen mismatched model which has been reported to mimic many of the pathological symptoms of human disease. Weekly intravenous treatment with ATYR1923, at 0.4 mg/kg, was compared with daily oral nintedanib, at 60 mg/kg, with administration beginning at Day 7 for early intervention or at Day 21 for late intervention.

ATYR1923, beginning on Day 7, exhibited robust and consistent therapeutic activity in both skin and lung, demonstrated by significantly decreased dermal thickness in the skin and histological fibrosis or Ashcroft score in the lungs in comparison to the untreated controls. The number of myofibroblasts and amount of hydroxyproline (i.e., collagen) content was also significantly reduced in both organs. Observed effects with weekly dosing of ATYR1923 were similar to those observed with daily dosing of nintedanib. Late intervention with ATYR1923 at 0.4 mg/kg was not significantly effective with this dosing paradigm, consistent with our hypothesis that ATYR1923 may be most active during the active inflammatory phase of disease. In this model the damage to both lung and skin is indirect from a systemic GvHD reaction, and yet we observed consistent therapeutic activity with ATYR1923, supporting our therapeutic hypothesis that ATYR1923 can downregulate the immune response and inflammation following tissue injury and prevent progression to fibrosis, which presents an attractive drug profile for treating ILD.

Data from this model was presented at the Scleroderma Foundation National Patient Education Conference in Philadelphia, PA in July 2018. The results from this systemic disease model are consistent with direct lung injury models presented previously at ATS in 2017 and in 2018.

Based on our translational biology program, with activity across distinct animal models either driven by direct lung injury or systemic pathology, along with our understanding of the ATYR1923 and NRP-2 interaction and the cell types involved in the mechanism of action of our drug, we decided to move the program forward into patient trials. A comprehensive review of this translational data in consultation with key opinion leaders led to our selection of pulmonary sarcoidosis as the first ILD indication for our ATYR1923 Phase 1b/2a clinical trial program.

Interstitial Lung Diseases (ILDs), Pulmonary Sarcoidosis, and the Role of Immunology

ILDs are a group of immune-mediated disorders which cause progressive fibrosis of lung tissue. There are over 100 different types of ILD, of which the four major forms are: pulmonary sarcoidosis, connective tissue disease-associated ILD (e.g., rheumatoid arthritis ILD and systemic sclerosis-associated ILD) (CTD-ILD), chronic hypersensitivity pneumonitis (CHP) and idiopathic pulmonary fibrosis. Among the various forms of ILD, we have focused on several that result in severe and progressive lung disease and share immune-pathophysiology features that have the potential to be impacted by ATYR1923 as demonstrated in our preclinical models. These lung conditions are recognized as having a measurable immune component involving both innate and adaptive immune mechanisms that contribute to pathogenesis at several cellular and non-cellular levels, and can result in progressive disease leading to fibrosis and death. The first ILD that we are focusing on clinically is pulmonary sarcoidosis.

The immunopathogenesis of sarcoidosis is not yet well understood. A leading hypothesis is that granuloma formation involves the interplay between antigen, human leukocyte antigen (HLA) class II molecules, and T-cell receptors: a presumptive sarcoid antigen is engulfed by circulating antigen-presenting cells (APCs; macrophages, dendritic cells) and the subsequent interplay between APCs and CD4+ T-cells initiates granuloma formation. T lymphocyte activation subsequently plays a crucial role in sarcoidosis pathogenesis.

Sarcoidosis affects people of all ages, but typically presents before the age of 50 years, with the incidence peaking at 20 to 39 years. The disorder usually begins in the lungs, skin or lymph nodes, but can affect almost any organ.  Sarcoidosis in the lungs is called pulmonary sarcoidosis and 90% or more of patients with sarcoidosis have lung involvement. Pulmonary sarcoidosis is a major form of ILD. Estimates of prevalence vary; however, we believe that approximately 200,000 Americans live with pulmonary sarcoidosis. The prognosis for patients with pulmonary sarcoidosis ranges from benign and self-limiting to chronic, debilitating fibrotic disease and mortality.

For patients with pulmonary sarcoidosis, the primary goal of treatment is typically to improve the patient’s quality of life, while secondarily managing the inflammation associated with the granulomas that could lead to the development of more permanent fibrosis and impairment of pulmonary function. ATYR1923 may provide a therapeutic benefit in pulmonary sarcoidosis by providing an immunomodulatory function to help resolve inflammation. Moreover, the mechanism of action of ATYR1923 in T-cells and macrophages potentially overlaps with the cellular pathology observed in pulmonary sarcoidosis. In preclinical studies, ATYR1923 has been observed to inhibit cytokines involved in regulation of inflammatory and immune responses and attenuate T-cell activation, while also modulating macrophage endosome maturation. Related to our mechanistic studies, we have also discovered that NRP-2 is up-regulated during activation of myeloid cells including macrophages, dendritic cells and neutrophils, and that ATYR1923 can bind to NRP-2 on these cell types. Furthermore, ATYR1923 has been observed to significantly reduce inflammation-dependent pulmonary fibrosis and improve respiratory function parameters in bleomycin-induced animal models of ILD, particularly when administered during the inflammatory phase of the disease. Accordingly, based on these data, we believe that by inhibiting the inflammatory portion of the fibrotic cascade, ATYR1923 could provide a safer, potentially more effective alternative with less toxic effects as compared to oral corticosteroids and other immunosuppressive therapies for patients with symptomatic pulmonary sarcoidosis and prevent progression to fibrosis.

Clinical Development

ATYR1923 Phase 1 Clinical Trial

In June 2018, we announced results of our first-in-human Phase 1 clinical trial of ATYR1923 conducted in Australia. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, immunogenicity, and PK of intravenous (IV) ATYR1923 in healthy volunteers. The Phase 1 study enrolled 36 healthy volunteers who were randomized to one of six sequential cohorts and received a single infusion of intravenous ATYR1923 or placebo. Ascending ATYR1923 doses by cohort ranged from 0.03 mg/kg to 5.0 mg/kg. The results indicate that the drug was generally well-tolerated at all dose levels tested, with no significant adverse events or induction of anti-drug antibodies observed following ATYR1923 dosing or throughout the one-month follow-up period. The PK of ATYR1923 following single-dose administration were linear across the evaluated dose range. Higher ATYR1923 doses yielded sustained serum concentrations through the end of the one-month follow-up period that were above the predicted therapeutic threshold, supporting the potential for a once-monthly dosing regimen.

In parallel, as described above we expanded our knowledge of the therapeutic potential of ATYR1923 by conducting several in vivo and in vitro models to further elucidate its potential clinical utility. These translational research data, as well as the Phase 1 clinical trial results and discussions with key opinion leaders, helped to guide our development plans for ATYR1923.  In September 2018, we announced pulmonary sarcoidosis as the indication for our next study.

ATYR1923 Phase 1b/2a Clinical Trial

We initiated a proof-of-concept Phase 1b/2a clinical trial for ATYR1923 in December 2018 following FDA acceptance of our investigational new drug application (IND) filed in October 2018.  The Phase 1b/2a clinical trial is a randomized, double-blind, placebo-controlled multiple-ascending dose, first-in-patient study with IV ATYR1923 in 36 patients. The study is being conducted in patients with pulmonary sarcoidosis undergoing an oral corticosteroids (OCS) tapering regimen, in three cohorts of 12 patients each, at dose levels of 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg.

The primary objective of the study is to evaluate safety and tolerability of multiple ascending doses of ATYR1923. Secondary objectives include assessment of the potential steroid-sparing effects of ATYR1923. In addition, ATYR1923 PK and immunogenicity following multiple dose administration will be evaluated. Additional endpoints of interest include the exploratory assessment of the efficacy of ATYR1923 for the treatment of pulmonary sarcoidosis by evaluating changes over time in: lung imaging; lung function assessed by percent predicted FVC (FVC%) and diffusing capacity of the lungs for carbon monoxide (DLCO); serum biomarkers of interest; health-related quality of life assessments and questionnaires; and measurement of skin lesions (for patients with cutaneous involvement at baseline).

This study consists of three staggered dose cohorts. Each cohort will consist of three periods: a screening period, a 20-week placebo-controlled treatment period, and a four-week follow-up period ending with final study assessments at Week 24. Within each cohort, 12 patients will be randomized 2:1 to ATYR1923 (N=8) or placebo (N=4). Study drug will be administered via IV infusion every four weeks for a total of six doses (20 weeks of treatment). The ATYR1923 doses levels to be evaluated are 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg. Approximately 36 patients will be enrolled. Starting on Day 15 patients will begin a taper (reduction) in OCS according to specific guidelines from their starting dose of 10-25 mg/day of prednisone (or equivalent) to a target dose of 5.0 mg/day, to be completed on or before Day 50. The OCS dose will be tapered through Week 24 and patients will be followed for the remainder of the study to determine their ability to maintain on this 5.0 mg dose. Patients who require an increase in OCS dose at any time in the study should continue to receive blinded study drug and be followed through to the end of the study.

Cohorts 1 through 3 will be enrolled sequentially in a staggered manner. After a minimum of six patients of a given cohort have received at least three intravenous infusions of study drug (ATYR1923 or placebo), cumulative unblinded safety data will be reviewed by a data safety monitoring board (DSMB). Enrollment in the next scheduled (higher dose) cohort may commence after this review is completed, dose escalation is approved by the DSMB, and the remaining six patients have been enrolled in the current cohort. Dose escalation will continue in this manner until the highest planned dose level of ATYR1923 is reached, or the criteria for pausing enrollment have been met.

We are collaborating with the Foundation for Sarcoidosis Research (FSR), a leading nonprofit organization dedicated to finding a cure for sarcoidosis and improving care for sarcoidosis patients. Under the terms of the collaboration, FSR is assisting with clinical trial site initiation and patient enrollment for our ATYR1923 Phase 1b/2a clinical trial. We anticipate that up to twelve sites in the United States will participate in the study. FSR’s Clinical Studies Network (FSR-CSN), which is led by a steering committee consisting of principal investigators from leading clinical centers, has voted to support this proof-of-concept study.

Our Discovery Engines

NRP-2 Receptor Biology

We plan to leverage our discovery engine to identify NRP-2 receptor biology pathways of interest and select additional product candidates for preclinical and clinical investigation in a variety of disease settings through a combination of efforts between ourselves, collaborators and academia.

NRP-2 is a pleiotropic cell surface receptor that was originally identified based on its role in axon guidance during neuronal development, and subsequently shown to be important in the development of the lymphatic system. NRP-2 can bind to multiple ligands and co-receptors to influence these multiple functional roles, including interaction with type 3 semaphorins and plexins to impact neural development, and also forms of vascular endothelial growth factor, especially VEGF-C which is involved in lymphogenesis.

Recent evidence suggests that there are high levels of NRP-2 expression found on multiple immune cell types, which may play important roles in migration of immune cells, antigen presentation, phagocytosis and cell-to-cell interactions. The role of NRP-2 in the immune system has been described in several recent publications, including from the University of Technology, in Dresden, Germany (Schellenberg et al. Mol. Immunol. 90:239-244, 2017) and from UNMC (Roy et al, Front. Immunol. 8:1228, 2017). Consistent with this idea, NRP-2 is expressed in various cells of the immune system such as B cells, T-cells, NK cells, neutrophils, dendritic cells and macrophages, including for example, alveolar macrophages, and plays an important role in the regulation of immune cell activation and migration (see, e.g., Mendes-da-Cruz et al., PLoS ONE 9(7) e103405, 2014) including endosome maturation, the modulation of autophagy and efferocytosis, (see, e.g., Stanton et al., Cancer Res. 73:160-171, 2013; Wang et al., Cancer Lett. 418 176-184 2018).

These publications suggest that NRP-2 may be an important regulator of biological responses in a number of different settings with potential for therapeutic intervention. We are currently evaluating the role of the NRP-2 in the control of immune and other responses, designing optimal therapeutic approaches to modulate this newly-discovered pathway in a number of diseases with high unmet medical need and furthering our understanding of the potential therapeutic implications of this discovery and its impact on our translational science.

University of Nebraska Medical Center

In January 2019, we expanded a successful pilot study and entered into a research collaboration with UNMC.  The laboratory of Dr. Datta at UNMC has published extensively in the field of NRP-2 biology.

The collaboration will investigate:

•	the role of ATYR1923 on modulating the functional properties of myeloid cells, including macrophage biology;
•	the importance of endogenous Resokine:NRP-2 interactions in other functional properties of myeloid cells;
•	the involvement of individual NRP-2 co-receptors/ligands on myeloid cell biology; and
•	an assessment of the impact of different anti-NRP-2 domain-specific antibodies in immunology and cancer biology.

Our team is also collaborating with other established groups working on these pathways and we are excited to learn more about NRP-2 and how it may play a role in certain diseases and how it interacts with other known receptors. We will continue to research the ways in which NRP-2 utilizes common mechanisms, including VEGF-C and semaphorin 3F, to regulate diverse pathways. We believe our understanding of the functions of NRP-2 by using in vivo experiments and emerging literature in this new area of biology will allow us to select and develop additional product candidates for unmet medical diseases.

tRNA Synthetase Biology

Extracellular tRNA synthetase biology represents a newly discovered set of potential physiological modulators and potential therapeutic intervention points.

tRNA synthetases were originally thought to only play a role in protein synthesis by catalyzing the aminoacylation of tRNAs to their respective amino acids. In 1999, our Board Member and founder, Paul Schimmel, Ph.D., and colleagues discovered that a protein derived from one of the genes for a tRNA synthetase could act as an extracellular modulator of angiogenesis. Recent research developments have further reinforced the idea that tRNA synthetases may more broadly play important roles in cellular responses beyond their well characterized role in protein synthesis. In particular, there is a growing recognition that tRNA synthetases may participate in a range of previously unrecognized roles in responding to cellular stress, and tissue homeostasis, both within the intracellular and extracellular environments.

Using ATYR1923 as a model, we have developed a process with which to advance a tRNA synthetase from a concept to a product candidate. This process leverages our early discovery data as well as current scientific literature understanding of tRNA synthetase protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We intend to expand our knowledge of tRNA synthetase biology through both industry and academic collaborations.

CSL Behring

In March 2019, we entered into a research collaboration and option agreement with CSL Behring for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL Behring will fund all research and development activities related to the development of the applicable product candidates for the duration of the collaboration. CSL Behring will pay a total of up to $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on the achievement of research milestones and CSL Behring’s determination to continue development. In addition, aTyr will grant CSL Behring an option to negotiate licenses for worldwide rights to each IND candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

Hong Kong University of Science and Technology

In October 2007, we formed our Hong Kong subsidiary, Pangu BioPharma to support our basic and translational research in tRNA synthetase biology. We hold 98% of the outstanding shares of Pangu BioPharma, and a subsidiary of the Hong Kong University of Science and Technology (HKUST) holds the remaining outstanding shares. Pangu BioPharma collaborates with HKUST on the discovery and development of aminoacyl tRNA synthetase protein therapeutics. Beginning in July 2008, Pangu BioPharma, in collaboration with HKUST, entered into a series of three research grant agreements with the Government of the Hong Kong Special Administrative Region to carry out research in the discovery and development of tRNA synthetase biology. In December 2018, Pangu BioPharma renewed its annual joint research agreement with a subsidiary of HKUST, under which Pangu BioPharma agrees to fund research to be performed in 2019 with respect to development of aminoacyl tRNA synthetase protein therapeutics.

As a result of work performed under these agreements, HKUST researchers with support from Pangu BioPharma were instrumental in discovering a splice variant of HARS that liberates the smaller, active iMod domain from the full-length tRNA synthetase and has been shown to modulate the immune system. To date, researchers at HKUST have discovered over 200 novel compositions that are covered in issued patents and have published six articles detailing their research in peer-reviewed scientific journals.

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

Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP-2 receptor biology, we are aware of other companies that could compete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis, as indicated below.

ATYR1923

For patients with pulmonary sarcoidosis, the primary goal of treatment is typically to improve the patient’s quality of life, while secondarily managing the inflammation that could lead to the development of more permanent fibrosis and impairment of pulmonary function. Currently, the only FDA approved therapy for the treatment of sarcoidosis is H.P. ActharÒ Gel (a repository corticotropin injection marketed globally by Mallinckrodt plc), which was approved in 1952 and is not widely used by physicians due to toxicity and cost issues. The consensus standard of care is OCS that act mainly by suppressing inflammatory genes. OCS therapy has been shown to stabilize or improve disease symptoms, although relapse commonly occurs once OCS therapy is tapered or discontinued.  Long-term OCS use is associated with significant side effects including substantial weight gain, development of insulin resistance, osteoporosis, and risk of infection. Alternatives, such as immunosuppressive and cytotoxic agents have been used as steroid-sparing agents; however, these therapies can also have significant side effects and toxicities.  Given the known toxicities of long-term OCS, immunosuppressives and cytotoxic therapeutic regimens, treatment of patients with sarcoidosis is limited to those who are symptomatic and whose disease is considered active. The presence of granulomas from sarcoidosis define the disease as active, and granulomatous inflammation is the major cause of fibrosis in pulmonary sarcoidosis. Studies to date have not clearly demonstrated that OCS or other immune-suppressive therapies prevent disease progression or formation of fibrosis. There exists a substantial need for safer and more effective therapies for sarcoidosis that could reduce or replace the requirement for long-term OCS therapy.

If ATYR1923 is successful in the treatment of pulmonary sarcoidosis, we believe it may have applications in other ILD indications.  Immunosuppressive therapy has traditionally been used to treat most ILDs despite little evidence demonstrating safety or efficacy in these indications. We are aware of two FDA approved products with indications for the treatment of a specific form of ILD, namely IPF. Esbriet® (pirfenidone), marketed globally by F. Hoffmann-La Roche AG, Shionogi Ltd. and Il Dong Pharmaceutical Co., Ltd., and Ofev® (nintedanib), a small molecule tyrosine-kinase inhibitor marketed globally by Boehringer Ingelheim, were both approved by FDA in October 2014 to treat IPF. Esbriet® was previously approved in Japan in 2008 and in Europe in 2011. These therapies can slow lung function decline in controlled clinical studies but are associated with significant side effects, continued symptoms, and progressive disease in the majority of patients. There are a number of companies engaged in the clinical development of potential new therapeutics for various forms of ILD, including Novartis, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, FibroGen Inc., Galapagos NV, Promedior Inc., Biogen Inc., Kadmon Holdings, Inc., United Therapeutics, GlaxoSmithKline, Mallinckrodt and Hoffmann-La Roche; however, most development activity is focused on IPF, largely ignoring other major forms of ILD.

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

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates for preclinical studies and clinical trials and intend to do so in the future. We do not own or operate manufacturing or testing facilities for the clinical or commercial production of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted development and manufacturing organizations (CDMOs), and contract research organizations (CROs), is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional resources early in development. Although we rely on CDMOs and CROs, we have personnel with extensive biologics development and manufacturing experience to oversee such CDMOs and CROs.

ATYR1923 is a fusion protein that is expressed in recombinant E.coli by expression in inclusion bodies and refolding to recreate the native structure. We have worked with CDMOs in the United States on the development and current Good Manufacturing Practices (cGMP) for the successful production of ATYR1923 preclinical and clinical drug substance and drug product. We contracted with CROs to conduct labeling, storage and distribution of ATYR1923 to clinical sites.

To date, our CDMOs and CROs have met our manufacturing requirements for clinical development and we expect that our current CDMOs and CROs are capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs.

Patents and Proprietary Rights

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. We own, or have exclusive licenses to, over 220 issued patents or allowed patent applications with predicted expiration dates ranging from 2026 to 2034. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (USPTO), or a foreign patent office to determine priority of invention or in post-grant challenge proceedings, such as oppositions, that challenge priority of invention or other features of patentability. Such proceedings could result in us incurring substantial costs, even if the eventual outcome is favorable to us.

ATYR1923

Our ATYR1923 patent portfolio is comprised of a number of patent families related to derivatives of Resokine, including the iMod domain, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. As of March 2019, our ATYR1923 patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu BioPharma, and includes issued patents, in the United States, Australia, China, Europe, Japan and Hong Kong, and patent applications in the United States, Canada, Europe, China, Japan, and Hong Kong. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension.

The ATYR1923 patent portfolio includes another patent family jointly owned by us and Pangu BioPharma, which includes patent applications directed to related splice variants of HARS. This patent family includes issued patents in the United States, Australia, China, Japan, New Zealand and Hong Kong.  Patent applications are pending in the United States, Canada, Japan, and Korea. The issued patents and any patents that issue from these patent applications, if any, are expected to expire in 2031, absent any patent term extension.

Also included within the ATYR1923 patent portfolio are issued patents and pending patent applications directed to specific product forms of ATYR1923, and other HARS splice variants, including patent families directed to Fc fusion proteins, and combinations for treating lung inflammation, among other indications. One family directed to specific Fc fusion proteins includes issued patents in the United States, Europe, and Japan, and pending applications in Australia, Canada, China Europe, Hong Kong India, and Japan. In some cases, the patent applications have been filed in the United States as U.S. provisional applications, and in some cases as international applications under the PCT. If issued, the patents that derive from the patent applications are predicted to expire between 2034 and 2038, absent any patent term extensions.

Our pipeline of extracellular tRNA synthetase proteins is covered by a series of patent families, which are directed to all 20 human cytosolic tRNA synthetases. Numerous patents are issued in the United States and elsewhere, including issued U.S. patents directed to specific therapeutic protein compositions, the corresponding protein polynucleotide sequences, and certain antibody compositions to specific splice variants.  These cases are jointly owned by us and Pangu BioPharma, and include issued patents and/or pending applications in the United States, Australia, Canada, Europe, China and Japan. Patents that issue from these applications, if any, would be expected to expire in 2031, absent any patent term extension. Additional patent applications have also been separately filed on GARS (Glycyl-tRNA synthetase), DARS (Aspartyl-tRNA synthetase), YARS (tyrosyl-tRNA synthetase), and other tRNA synthetases, and any patents issuing from these patent applications are expected to expire between 2026 and 2030, absent any patent term extension. We have also exclusively in-licensed from TSRI, patents and patent applications related to YARS and specific monomeric forms of tRNA synthetases.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is generally 20 years from the earliest date of filing the non-provisional patent application from which the patent issued.

In the United States, the patent term of a patent that covers a drug approved by the FDA, may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Government Regulation

Government authorities in the United States, including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of biological products, such as those we are developing. Pricing of such products is also subject to regulation in many countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA) and their implementing regulations. FDA approval is required before any new unapproved biologic or dosage form, including a new use of a previously approved biologic, can be marketed in the United States. Biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, performed in accordance with the Good Laboratory Practices (GLP) regulations, where applicable;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	preparation of and submission to the FDA of a biologics license application (BLA) after completion of all pivotal clinical trials;
•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with cGMP;
•	potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval of a BLA prior to any commercial marketing or sale of the product in the United States.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices (GCPs) which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical trials.

Within 15 calendar days after the sponsor determines that the information qualifies for reporting, written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

The clinical trial process can take up to ten years or more to complete, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Results from one trial are not necessarily predictive of results from later trials.

A drug being studied in clinical trials may be made available to individual patients in certain circumstances.  Pursuant to the 21st Century Cures Act (Cures Act), as amended, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to an annual prescription drug product program fee. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA user fees, unless the application includes an indication for other than a rare disease or condition.

A BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

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

The FDA’s Decision on a BLA

The FDA evaluates a BLA to determine whether the data demonstrate that the biologic is safe, pure, and potent, or effective.  After the FDA evaluates the BLA and conducts inspections of manufacturing facilities where the product will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data or an additional pivotal Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial. The FDA could also approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of BLAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are more frequent interactions with the FDA during development and testing, the eligibility for priority review, and rolling review, which is submission of portions of an application before the complete marketing application is submitted. Based on results of the Phase 3 clinical trial(s) submitted in a BLA, the FDA may grant the BLA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, and assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor.

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

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing, or result in the imposition of post-market studies or trials to assess new safety risks.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

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

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended (PREA) BLAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP) within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.  The requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted, except under certain circumstances.

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application (CTA) must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The content of the BLA filed in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to countryFurther, in the United Kingdom, the planned exit of the United Kingdom from the European Union (commonly referred to as “Brexit”) could lead to a period of considerable uncertainty, particularly in relation to the requirements governing product licensing, pricing and reimbursement.

Countries that are part of the European Union, as well as countries outside of the European Union, have their own governing bodies, requirements, and processes with respect to the approval of biologic products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure. The European Medicine Agency (EMA) implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area (EEA) which is comprised of the 28 member states of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

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

In some cases, a Pediatric Investigation Plan (PIP) or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults.

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

Orphan Designation and Exclusivity

In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products (COMP) grants orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions that affect not more than 5 in 10,000 persons in the European Union Community, or when, without incentives, it is unlikely that sales of such products in the European Union would be sufficient to justify the necessary investment in developing the products. Additionally, orphan medicinal product designation is only available where no satisfactory method of diagnosis, prevention, or treatment of the condition has been authorized (or the product would be a significant benefit to those affected).

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

Accelerated Review

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use (CHMP)). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act (ACA), contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the Bipartisan Budget Act of 2018 (the BBA), among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare Part D plans, commonly referred to as the “donut hole.”  The BBA also extended the coverage gap discount program to include biosimilars starting in 2019.  The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. The Texas District Court Judge, as well as the Trump Administration and the Centers for Medicare & Medicaid Services, an agency within the U.S. Department of Health and Human Services (CMS), have stated that the ruling will have no immediate effect.  In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.  In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plan, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to modify, repeal, or replace elements of the ACA that are repealed. Thus, the full impact of the ACA, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear.  Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

Additionally, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a ‘‘Blueprint’’ to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow

Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (Right to Try Act) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the federal transparency laws, including the provision of the ACA referred to as the federal Physician Payment Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals and ownership interests of physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

We are also subject to the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

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

Employees

As of March 15, 2019 we had 42 full-time and part-time employees.  None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Financial Information about Segments

We operate in a single accounting segment. Refer to Note 1, “Organization, Business and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Emerging Growth Company

We completed our initial public offering (IPO) in May 2015, in which we sold 6,164,000 shares of common stock, at a public offering price of $14.00 per share, the net proceeds of which totaled $75.9 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Corporate Information

We were incorporated under the laws of the State of Delaware in September 2005. Our principal executive office is located at 3545 John Hopkins Court, Suite #250, San Diego, California 92121, and our telephone number is (858) 731-8389. Our website address is www.atyrpharma.com.

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports and amendments are electronically filed with, or furnished to, the SEC. You may obtain copies of these reports directly from us or from the SEC.  In addition, the SEC maintains information for electronic filers (including aTyr Pharma, Inc.) at its website at www.sec.gov. We also make available copies of our news releases and other financial information about us on our website. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2018, our cash, cash equivalents and available-for-sale investments were approximately $49.5 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

In November 2016, we entered into a loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar) to borrow up to $20.0 million, issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $34.5 million, $48.2 million and $57.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $298.7 million.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research, preclinical development and clinical development of our product candidates, potentially with a strategic partner;
•	seeking and obtaining regulatory approvals for product candidates for which we complete clinical trials;
•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our product candidates and establish supply and manufacturing relationships with third parties;
•

launching and commercializing product candidates for which we obtain regulatory approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	maintaining, protecting and expanding our intellectual property portfolio;
•	obtaining market acceptance of tRNA synthetase-based therapeutics and our product candidates as viable treatment options for our target indications;
•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology or NRP-2 receptor biology;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical CROs and clinical trial sites;
•	delays in obtaining required IRB or Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
•

imposition of a clinical hold by regulatory agencies, which may occur at any time before or during a clinical trial, including after our submission of data to these agencies or an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, investigators, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s GCPs or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	disagreements with regulators regarding our interpretation of data from preclinical studies or clinical trials;
•	occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any delay in or inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

If the results of our clinical trials are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (REMS); be subject to litigation; or experience damage to our reputation.

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

We plan to seek initial marketing approval in the United States. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different requirements and standards for the conduct of clinical trials;
•	our inability to locate qualified local consultants, physicians and partners; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of biotechnology products and treatment.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP-2, as a receptor for ATYR1923 and have focused research efforts on NRP-2 biology. Our future success is highly dependent on the successful development of product candidates based these new areas of biology, including our current product candidates and additional product candidates arising from the Resokine pathway or other pathways. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins and related antibodies from the Resokine pathway and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work in tRNA synthetase and NRP-2 biology and our product candidates represent a new therapeutic approach, developing and commercializing our product candidates subjects us to a number of challenges, including:

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
•

developing a manufacturing process and distribution network that ensures consistent manufacture of our product candidates in compliance with cGMPs and related requirements, with a cost of goods that allows for an attractive return on investment;

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

Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations. In addition, our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the iMod domain may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of NRP-2 in the mechanism of action of ATYR1923, we are still expanding our knowledge of the role of the NRP-2 pathway, and in particular how the Resokine pathway modulates disease pathology. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

We have previously conducted and we may conduct additional clinical trials of ATYR1923 outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of ATY1923 in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous ATYR1923 in 36 healthy volunteers. In addition, we may choose to conduct additional clinical trials for ATYR1923 in countries outside the United States, including Australia, subject to applicable regulatory approval.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit the efficacy of ATYR1940 and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in any future clinical trials, or result in the retention of patients in future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to expand applications of ATYR1923 to additional immune-mediated diseases and leverage our discovery engine to identify the therapeutic potential of NRP-2 biology and extracellular proteins derived from tRNA synthetases (or antibodies targeting tRNA synthetase biology) to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

If we or any of our CDMOs and CROs fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new biologic product, or revocation of a pre-existing approval. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in clinical or commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

In addition, the manufacture of our tRNA synthetase-based therapeutic candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error.  Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as ATYR1923, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our ATYR1923 molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates.  We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

We may apply for orphan drug designation for our product candidates. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product that is the first to obtain approval in a specified indication. We cannot assure you that we will be able to obtain orphan drug designation, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

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

We and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or marketing authorization application (MAA). Accordingly, we and others with whom we work will need to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

The holder of an approved BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a trial could result in the withdrawal of marketing approval.

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

Other than some internal capacity to support preclinical activities, we do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on CDMOs and CROs entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

As is the case with many other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and therefore obtaining, maintaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, recent legislative and judicial developments in the United States and elsewhere have in some cases removed the protection afforded to patent owners, made patents more difficult to obtain, or increased the uncertainty regarding the ability to obtain, maintain and enforce patents. For example, Congress has recently passed, and the United States is currently implementing, wide-ranging patent reform legislation, and may pass further patent reform legislation in the future. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents generally, once obtained. Depending on decisions and actions by the U.S. Congress, the federal courts, the USPTO and their respective foreign counterparts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to maintain and enforce our existing patents and patents that we might obtain in the future.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the validity or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, were enacted March 16, 2013. Although it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

We currently conduct research activities through Pangu BioPharma, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union and in Australia and may conduct future clinical trials internationally. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; and foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country.

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

We carry product liability insurance for our clinical trials covering $10.0 million per occurrence and up to $10.0 million in the aggregate, subject to certain deductibles and exclusions. Although we believe the amount of our insurance coverage is typical for companies similar to us in our industry, we may not have adequate insurance coverage or be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and adversely affect our reputation and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We are subject to a number of anti-corruption laws, including the U.S. FCPA, and various other anti-corruption laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Our business relies on approvals and licenses from government and regulatory entities, and as a result, we are subject to certain elevated risks associated with interactions with these entities. Although we have adopted a code of business conduct and ethics that includes provisions governing the interactions of employees with government entities to mitigate these risks, there can be no assurance that this will be successful in preventing violations of anti-corruption laws. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any investigation of any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, prospects, financial condition and results of operations.

Our business and operations would suffer in the event of system failures.

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or mitigating their effects.

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

As a public company, we have incurred and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA systhetases and NRP-2 receptor biology, we are aware of other companies that could complete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILDs.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by theCMS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States, but have not been approved for reimbursement in certain European countries. There may be significant delays in obtaining reimbursement for newly approved medicines, and our inability to promptly obtain coverage and profitable payment rates from third-party payors for any approved medicines could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the ACA. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•	any delay in filing a BLA or IND for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or IND;
•	failure to successfully develop and commercialize our product candidates;

•	the perception of limited market sizes or pricing for our product candidates;
•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	inability to obtain additional capital;
•	failure to meet or exceed financial or operational projections we may provide to the public;
•	failure to meet or exceed the financial or operational projections of the investment community;
•	the perception of the pharmaceutical industry by the public, politicians, legislatures, regulators and the investment community;
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or they issue an adverse or misleading opinion regarding our stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	a potential reverse stock split if we are unable to maintain a stock price above $1.00 per share of common stock; and
•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and The Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, principal stockholders and their affiliates own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 15, 2019, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 47.8% of our voting stock, including 9.50% held by Viking Global Opportunities Illiquid Investments Sub-Master LP (VGO Fund, together with its affiliates, Viking). The percentage of our common stock beneficially owned by Viking would increase substantially if Viking waived the ownership percentage limitation of 9.50% of the shares of our common stock then issued and outstanding (Viking Percentage Limitation), up to 31.9% assuming no other shares of common stock were issued upon exercise of outstanding warrants issued in our 2017 private placement.  VGO Fund can waive or change the Viking Percentage Limitation on 61-days’ notice. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the pricing of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have an effective shelf registration statement on Form S-3 that provides for the sale of up to $150.0 million in the aggregate of common stock, preferred stock, debt securities, warrants and/or units by us from time to time in one or more offerings. We have also entered into an at-the-market issuance sales agreement with Cowen and Company, LLC for the sale of up to $35.0 million of common stock, from time to time, $20.0 million of which is currently registered under the Form S-3 (ATM Offering Program). As of December 31, 2018, 696,067 shares of common stock had been sold at a weighted average price of $0.71 per share pursuant to such sales agreement under the ATM Offering Program for aggregate net proceeds of $0.4 million. As of December 31, 2018, we had $19.5 million remaining under the ATM Offering Program.  From January 1, 2019 through March 22, 2019, we issued and sold 2,580,839 shares of common stock at a weighted average price of $0.52 per share through our ATM Offering Program and received total net proceeds of $1.3 million. We will be required to file another prospectus supplement in the event we intend to offer more than $20.0 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20.0 million is included in the base prospectus amount of $150.0 million.

In addition, sales of a substantial number of shares of our common stock by our existing stockholders (including those stockholders who purchased securities in our Private Placement) in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act pursuant to a registration and voting rights agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. For example, we registered 5,740,048 shares of our common stock, 11,429,760 shares of our common stock issuable upon the conversion of an aggregate of 2,285,952 shares of Class X Convertible Preferred Stock and 6,438,678 shares of our common stock issuable upon exercise of warrants issued by us in the Private Placement for resale on a Form S-3, which was declared effective by the SEC on September 27, 2017. As a result, the common stock is currently available for resale to the public and to the extent warrants are exercised by the holders and the Class X Preferred Stock is converted to common stock after obtaining stockholder approval and other conditions specified in the Securities Purchase Agreement, any shares of such common stock may result in dilution to our stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock, even if there is no relationship between such sales and the performance of our business.

We have also registered or plan to register all common stock that we may issue under our employee benefits plans as well as shares of common stock underlying options to purchase up to 345,000 shares of our common stock that were granted as inducement grants. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. For example, in 2018 two of our five analysts ceased to cover our stock.

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

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. On August 9, 2018, we received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until February 5, 2019, to regain compliance with the Minimum Bid Price Requirement. On February 4, 2019, we filed a transfer application to transfer the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market. On February 7, 2019, we received approval from Nasdaq for the market transfer. This transfer was effective at the opening of business on February 11, 2019.  In connection with the market transfer, we were granted an additional 180-day grace period to regain compliance with the Minimum Bid Price Requirement. To regain compliance and qualify for continued listing on The Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period, which will end on August 5, 2019. If we fail to regain compliance during this grace period, our common stock will be subject to delisting by Nasdaq.

If we fail to regain compliance during this grace period, our common stock will be subject to delisting by Nasdaq.  We have provided written notice of our intention to cure the minimum bid price deficiency during the second grace period by carrying out a reverse stock split, if necessary.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOLs), and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through September 7, 2011 and determined that on November 30, 2006 an ownership change occurred, for which we have adjusted our NOL and research and development tax credit carryforwards. We have completed additional analyses through December 31, 2017 and determined that an ownership change occurred subsequent to September 7, 2011 and are in the process of analyzing the impact to our NOLs and research and development tax credit carryforwards. During 2018, we decided to postpone completing another Section 382 study until we have the ability to begin utilizing our NOLs. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our administrative offices and research laboratory are located in San Diego, California. We lease approximately 20,508 square feet of office and laboratory space under an operating lease that expires in May 2023. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Global Select Market on May 7, 2015 and we transferred our common stock to The Nasdaq Capital Market on February 11, 2019. Our common stock trades under the symbol “LIFE”.  Prior to the commencement of trading on the Nasdaq Global Select Market on May 7, 2015, there was no public market for our common stock.

Holders of Record

As of March 15, 2019, there were approximately 52 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds from Registered Securities

In June 2016, we entered into an at-the-market issuance sales agreement with Cowen and Company, LLC for the sale of up to $35.0 million of common stock, from time to time, $20.0 million of which is currently registered under the Form S-3, which went effective on June 22, 2016, Commission number 333-211998, for our ATM Offering Program. We pay Cowen a commission of 3% of the aggregate gross proceeds from the sale of common stock under the sales agreement. In October 2018, we started utilizing our ATM Offering Program and sold an aggregate of 696,067 share of common stock at weighted average price of $0.71 per share as of December 31, 2018. After giving effect to a $0.1 million costs related to the ATM Offering Program, we received a net proceeds of $0.4 million through December 31, 2018. As of December 31, 2018, we had $19.5 million remaining under the ATM Offering Program.  We will be required to file another prospectus supplement in the event we intend to offer more than $20.0 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20.0 million is included in the base prospectus amount of $150.0 million. We intend to use the proceeds from the ATM Offering Program for general corporate purposes.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2018.

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

	Years Ended December 31,
	2018	2017	2016
Statements of Operations Data:
Loss from operations	$(32,820)	$(47,145)	$(57,940)
Net loss	(34,515)	(48,207)	(57,855)
Comprehensive loss	(34,455)	(48,251)	(57,760)
Net loss per share attributable to common stock holders, basic and diluted	$(1.15)	$(1.87)	$(2.44)
Weighted average common stock shares outstanding, basic and diluted	29,957,102	25,799,853	23,681,019

	As of December 31,
	2018	2017	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$49,545	$85,119	$76,149
Total assets	52,746	89,355	80,524
Working capital	39,970	76,594	66,243
Long-term debt, net of current portion and issuance costs and discount	8,263	14,719	9,198
Accumulated deficit	(298,701)	(264,186)	(215,979)
Total stockholders’ equity	33,650	64,245	62,801

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

Overview

We are a biotherapeutics company engaged in the discovery and clinical development of innovative medicines based on novel immunological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality of tRNA synthetases. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to all 20 human tRNA synthetases.

Within our synthetase platform, we are primarily focused on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, one of the 20 tRNA synthetase genes. Our clinical stage product candidate, ATYR1923, is a fusion protein comprised of the immuno-modulatory domain of HARS fused to the FC region of a human antibody. ATYR1923 is also a selective modulator of Neuropilin-2 (NRP-2) that downregulates the innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential therapeutic for patients with interstitial lung diseases (ILDs), a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue.  We selected pulmonary sarcoidosis as our first ILD indication and initiated a Phase 1b/2a proof-of-concept clinical trial in December 2018. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease ILD (CTD-ILD).

In conjunction with our clinical development of ATYR1923, we have in parallel been expanding our knowledge of tRNA synthetases and NRP-2 receptor biology through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement with CSL Behring for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL Behring will fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. In January 2019, we expanded a successful pilot study and entered into a research agreement with the University of Nebraska Medical Center (UNMC) and Dr. Kaustubh Datta, who has published extensively in the field of NRP-2 biology, will serve as the investigator for the research collaboration.  We are also working closely with other collaborators and academia to further research in these areas.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic potential of tRNA synthetase biology, including the preclinical development of and clinical trials for ATYR1923, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through December 31, 2018, have funded our operations primarily through the sales of equity securities and convertible debt and through venture debt and term loans.

In June 2016, we filed a shelf registration statement on Form S-3 that provides for the sale of up to $150.0 million in the aggregate of common stock, preferred stock, debt securities, warrants and/or units by us from time to time in one or more offerings. Also in June 2016, we entered into an at-the-market issuance sales agreement with Cowen and Company, LLC for the sale of up to $35.0 million of common stock, from time to time, $20.0 million of which is currently registered under the Form S-3, for our ATM Offering Program. As of December 31, 2018, 696,067 shares of common stock had been sold at a weighted average price of $0.71 per share pursuant to such sales agreement under the ATM Offering Program for aggregate net proceeds of $0.4 million. As of December 31, 2018, we had $19.5 million remaining under the ATM Offering Program.  From January 1, 2019 through March 22, 2019, we issued and sold 2,580,839 shares of common stock at a weighted average price of $0.52 per share through our ATM Offering Program and received total net proceeds of $1.3 million. We will be required to file another prospectus supplement in the event we intend to offer more than $20.0 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20.0 million is included in the base prospectus amount of $150.0 million.

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

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the years ended December 31, 2018, 2017 and 2016, we have incurred consolidated net losses of $34.5 million, $48.2 million and $57.9 million, respectively. As of December 31, 2018, we had an accumulated deficit of $298.7 million.

Substantially all of our net losses resulted from costs incurred in connection with our development of and clinical trials for our product candidates, our other research and development costs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, at least until we apply for and receive regulatory approval for our product candidates and generate substantial revenues from its commercialization, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the nature and extent of our research and development expenses and clinical trials. We expect our expenses will fluctuate in connection with our ongoing activities as we:

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

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the state of Delaware in September 2005. The consolidated financial statements include the accounts of aTyr Pharma, Inc., and its 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited, as of December 31, 2018. All intercompany transactions and balances are eliminated in consolidation.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of and clinical trials for our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immuno-modulators (including funding of our former research collaborations with The Scripps Research Institute) and, more recently research efforts related to NRP-2 biology. These expenses consist primarily of:

•	salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and product development functions;
•

costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our scientific, therapeutic and clinical advisory board;

•	costs to acquire, develop and manufacture preclinical study and clinical trial materials;
•	costs incurred under clinical trial agreements with clinical research organizations (CROs) and investigative sites;
•	costs for laboratory supplies; and
•	allocated facilities, depreciation and other allocable expenses.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and will consist primarily of costs related to the advancement of our ATYR1923 program into a Phase 1b/2a clinical trial and research, discovery and development activities relating to our discovery engine for additional ATYR1923 indications and other therapeutics based on our tRNA synthetase biology and NRP-2 receptor biology.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our loans outstanding with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar) as discussed below.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Research and Development Expense Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to investigative sites and CROs in connection with clinical trials; service providers in connection with preclinical development activities; and service providers related to product manufacturing, development and distribution of clinical supplies.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock option grants with market-based conditions, the expense is recorded using the accelerated attribution method over the requisite service period for each vesting tranche. We account for stock options granted to non-employees using the fair value approach.  These options are subject to periodic revaluation over their vesting terms. We estimate fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model.  We estimate the fair value of the market-based stock option grants using Monte Carlo simulations. We estimate the fair value using assumptions, including the risk-free interest rate, the expected volatility of a peer group of similar companies, the expected term of the awards and the expected dividend yield. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We follow Accounting Standards Codification (ASC) Topic 718, Compensation – Stock Compensation and ASC 505-50 Equity Based Payments to Non-employees as guidance for accounting modifications.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase /
	2018	2017	(Decrease)
Research and development expenses	$20,385	$30,067	$(9,682)
General and administrative expenses	12,435	17,078	(4,643)
Other income (expense), net	(1,695)	(1,062)	(633)

Research and development expenses. Research and development expenses were $20.4 million and $30.1 million for the years ended December 31, 2018 and 2017, respectively. The decrease of $9.7 million was due primarily to a $4.2 million decrease related to the completion of preclinical and clinical studies related to ATYR1923 and ATYR1940, a $3.3 million decrease in product manufacturing costs, a $1.7 million decrease in personnel associated costs due to lower headcount, which was mainly a result of the Restructuring Plan, a $1.4 million decrease in overall general research and development expenses and a $0.2 million decrease in non-cash stock-based compensation expense. The decrease was partially offset by an increase of $1.1 million related to the initiation of our ATYR1923 Phase 1b/2a clinical trial.

General and administrative expenses. General and administrative expenses were $12.4 million and $17.1 million for the years ended December 31, 2018 and 2017, respectively. The decrease of $4.6 million was due primarily to a $3.2 million decrease in non-cash stock-based compensation expense due to executive transitions in 2017, a $0.6 million decrease in personnel associated costs due to lower headcount, which was mainly a result of the Restructuring Plan and a $0.8 million decrease in intellectual property and legal expenses.

Other income (expense), net. Other expense was $1.7 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. The $0.6 million increase was primarily a result of increased interest expense related to our Term Loans.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase /
	2017	2016	(Decrease)
Research and development expenses	$30,067	$42,846	$(12,779)
General and administrative expenses	17,078	15,094	1,984
Other income (expense), net	(1,062)	36	(1,098)

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

Other income (expense), net. Other income (expense) was $(1.1) million and $36,000 for the years ended December 31, 2017 and 2016, respectively.  The change was primarily a result of increased interest expense related to our Term Loans.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2018, we had an accumulated deficit of $298.7 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2018, we had cash, cash equivalents and available-for-sale investments of $49.5 million.  We believe that our existing cash and cash equivalents as of December 31, 2018 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Annual Report.

Sources of Liquidity

From our inception through December 31, 2018, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans.

Debt Financing

In November 2016, we entered into a loan and security agreement, and subsequently entered into amendments thereto (collectively, the Loan Agreement), for a term loans with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar), to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

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

ATM Offering Program

In June 2016, we entered into an at-the-market issuance sales agreement with Cowen and Company, LLC for the sale of up to $35.0 million of common stock, from time to time, $20.0 million of which is currently registered under the Form S-3, which went effective on June 22, 2016, Commission number 333-211998, for our ATM Offering Program. We pay Cowen a commission of 3% of the aggregate gross proceeds from the sale of common stock under the sales agreement. In October 2018, we started utilizing our ATM Offering Program and sold an aggregate of 696,067 share of common stock at weighted average price of $0.71 per share as of December 31, 2018. After giving effect to a $0.1 million costs related to the ATM Offering Program, we received a net proceeds of $0.4 million through December 31, 2018. As of December 31, 2018, we had $19.5 million remaining under the ATM Offering Program.  We will be required to file another prospectus supplement in the event we intend to offer more than $20.0 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20.0 million is included in the base prospectus amount of $150.0 million.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(31,063)	$(42,364)	$(52,861)
Investing activities	37,172	(27,637)	33,527
Financing activities	(4,238)	52,704	4,697
Net increase (decrease) in cash	$1,871	$(17,297)	$(14,637)

Operating activities. Net cash used in operating activities was $31.1 million, $42.4 million and $52.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2018 related to non-cash charges including: $0.7 million for depreciation and amortization, $3.4 million for stock-based compensation, $1.0 million for debt discount accretion and non-cash interest expense, and a $1.4 million increase in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2017 related to non-cash charges including: $0.7 million for depreciation and amortization, $6.8 million for stock-based compensation, $0.6 million for debt discount accretion and non-cash interest expense and a $2.1 million increase in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2016 related to non-cash charges including: $0.9 million for depreciation, $5.0 million for stock-based compensation, and a $1.4 million increase in our net operating assets and liabilities.

Investing activities. Net cash provided in investing activities for the year ended December 31, 2018 consisted of $37.8 million of net maturities of investment securities offset by $0.6 million of property and equipment purchases. Net cash used in investing activities for the year ended December 31, 2017 consisted of $26.3 million of net purchases of investment securities and $1.3 million of property and equipment purchases. Net cash provided by investing activities for the year ended December 31, 2016 consisted of $34.1 million of net maturities of investment securities and $0.6 million of property and equipment purchases.

Financing activities. Net cash used by financing activities during the year ended December 31, 2018 was $4.2 million and consisted primarily of $4.7 million of principal payments on the Term Loans, partially offset by $0.4 million of net proceeds from the ATM Offering Program, net of issuance costs. Net cash provided by financing activities during the year ended December 31, 2017 was $52.7 million and consisted primarily of $42.5 million of proceeds from the private placement, net of offering costs paid in the period and $9.9 million from the second and third tranches of the Term Loans, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2016 was $4.7 million and consisted primarily of $9.7 million from the first tranche of the Term Loans, net of issuance costs offset by $5.2 million of principal payments on the SVB Loan.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, continue our research and development activities with respect to potential tRNA synthetase-based therapeutics and therapeutics based on NPR-2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our current and planned clinical trials of ATYR1923;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Term Loans, principal payments including final payment	$17,083	$8,000	$9,083	$—	$—
Operating lease	4,310	812	2,033	1,465	—
Total	$21,393	$8,812	$11,116	$1,465	$—
(1)

Our operating lease obligations relate to our corporate headquarters in San Diego, California.  We have 20,508 square feet of office and laboratory space under an operating lease that expires in May 2023.

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

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements, refer to the Section titled “Recent Accounting Pronouncements” within Note 2 of our consolidated financial statements included in this Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of December 31, 2018, we had cash and cash equivalents, and available-for-sale investments totaling $49.5 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2018, the increase would not have had a material effect on our results of operations.

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

Foreign Currency Exchange Risk

We incur expenses, including for clinical research organizations and clinical trial sites, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling, Euro Hong Kong dollar and Australian dollar. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. The Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, manufacturing, clinical trial, and other research and development and administration costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of aTyr Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 26, 2019

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$22,962	$21,091
Available-for-sale investments, short-term	26,583	64,028
Prepaid expenses and other assets	1,258	1,866
Total current assets	50,803	86,985
Property and equipment, net	1,853	2,280
Other assets	90	90
Total assets	$52,746	$89,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,040	$2,276
Accrued expenses	2,026	3,103
Current portion of long-term debt, net of issuance costs and discount	7,767	5,012
Total current liabilities	10,833	10,391
Long-term debt, net of current portion and issuance costs and discount	8,263	14,719
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; undesignated authorized shares – 5,000,000 at December 31, 2018 and 2017, respectively; Class X Convertible Preferred Stock issued and outstanding shares – 2,285,952 as of December 31, 2018 and 2017, respectively	2	2
Common stock, $0.001 par value; authorized shares – 150,000,000 as of December 31, 2018 and 2017, respectively; issued and outstanding shares – 30,579,076 and 29,789,162 as of December 31, 2018 and 2017, respectively	31	30
Additional paid-in capital	332,378	328,519
Accumulated other comprehensive loss	(60)	(120)
Accumulated deficit	(298,701)	(264,186)
Total stockholders’ equity	33,650	64,245
Total liabilities and stockholders’ equity	$52,746	$89,355

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016

Operating expenses:
Research and development	$20,385	$30,067	$42,846
General and administrative	12,435	17,078	15,094
Total operating expenses	32,820	47,145	57,940
Loss from operations	(32,820)	(47,145)	(57,940)
Other income (expense), net
Other income (expense), net	(1,695)	(1,062)	65
Loss on extinguishment of debt	—	—	(29)
Total other income (expense), net	(1,695)	(1,062)	36
Loss before income taxes	(34,515)	(48,207)	(57,904)
Income tax benefit	—	—	49
Net loss	(34,515)	(48,207)	(57,855)
Net loss per share attributable to common stock holders, basic and diluted	$(1.15)	$(1.87)	$(2.44)
Weighted average common stock shares outstanding, basic and diluted	29,957,102	25,799,853	23,681,019

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2018	2017	2016

Net loss	$(34,515)	$(48,207)	$(57,855)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale investments, net of tax	60	(44)	95
Comprehensive loss	$(34,455)	$(48,251)	$(57,760)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2015	—	—	23,670,079	24	273,321	(171)	(158,124)	115,050
Exercise of common stock options and release of restricted stock units	—	—	17,972	—	20	—	—	20
Issuance of common stock pursuant to employee stock purchase plan	—	—	56,781	—	143	—	—	143
Issuance of warrants related to term loan	—	—	—	—	217	—	—	217
Changes in share repurchase liability	—	—	—	—	102	—	—	102
Stock-based compensation	—	—	—	—	5,029	—	—	5,029
Net unrealized gain on investments, net of tax	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	(57,855)	(57,855)
Balance as of December 31, 2016	—	—	23,744,832	$24	$278,832	$(76)	$(215,979)	$62,801
Exercise of common stock options and release of restricted stock units	—	—	111,039	—	186	—	—	186
Issuance of common stock pursuant to employee stock purchase plan	—	—	61,171	—	175	—	—	175
Issuance of common stock and preferred stock from private placement, net of offering costs	2,285,952	2	5,872,120	6	42,231	—	—	42,239
Issuance of warrants related to term loan	—	—	—	—	263	—	—	263
Changes in share repurchase liability	—	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	6,784	—	—	6,784
Net unrealized loss on investments, net of tax	—	—	—	—	—	(44)		(44)
Net loss	—	—	—	—	—	—	(48,207)	(48,207)
Balance as of December 31, 2017	2,285,952	2	29,789,162	$30	$328,519	$(120)	$(264,186)	$64,245
Exercise of common stock options and release of restricted stock units	—	—	51,442	—	14	—	—	14
Issuance of common stock pursuant to employee stock purchase plan	—	—	42,405	—	36	—	—	36
Issuance of common stock from at the market offerings, net of offering costs	—	—	696,067	1	378	—	—	379
Stock-based compensation	—	—	—	—	3,431	—	—	3,431
Net unrealized gain on investments, net of tax	—	—	—	—	—	60		60
Net loss	—	—	—	—	—	—	(34,515)	(34,515)
Balance as of December 31, 2018	2,285,952	$2	30,579,076	$31	$332,378	$(60)	$(298,701)	$33,650

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net loss	$(34,515)	$(48,207)	$(57,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	713	900
Stock-based compensation	3,431	6,784	5,029
Debt discount accretion and non-cash interest expense	966	590	173
Loss on debt extinguishment	—	—	29
Amortization (accretion) of premium (discount) of available-for-sale investment securities	(261)	14	531
Loss on disposal of property and equipment	18	—	—
Deferred rent	—	(130)	(315)
Changes in operating assets and liabilities
Prepaid expenses and other assets	610	761	(421)
Accounts payable and accrued expenses	(2,058)	(2,889)	(932)
Net cash used in operating activities	(31,063)	(42,364)	(52,861)
Cash flows from investing activities:
Purchases of property and equipment	(594)	(1,312)	(600)
Purchases of available-for-sale investment securities	(40,299)	(77,672)	(28,089)
Maturities of available-for-sale investment securities	78,065	51,347	62,216
Net cash provided by (used in) investing activities	37,172	(27,637)	33,527
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	14	186	20
Proceeds from issuance of common stock through at the market offerings, net of offering costs	379	—	—
Proceeds from issuance of common stock through employee purchase plan	36	175	143
Proceeds from borrowing, net	—	9,866	9,736
Repayment on borrowing	(4,667)	—	(5,202)
Proceeds from issuance of securities in the Private Placement, net of issuance cost	—	42,477	—
Net cash (used in) provided by financing activities	(4,238)	52,704	4,697
Net change in cash and cash equivalents	1,871	(17,297)	(14,637)
Cash and cash equivalents at beginning of period	21,091	38,388	53,025
Cash and cash equivalents at the end of period	$22,962	$21,091	$38,388

Supplemental disclosure of cash flow information:
Interest paid	$1,700	$1,000	$225
Purchase of fixed assets included in accounts payable	$4	$260	$—

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in connection with borrowings	$—	$263	$217
Changes in share repurchase liability	$—	$48	$102

See accompanying notes.

aTyr Pharma, Inc.

Notes to Consolidated Financial Statements

1. Organization, Business and Basis of Presentation

Organization and Business

We were incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and clinical development of innovative medicines based on novel immunological pathways.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of liabilities in our consolidated financial statements and accompanying notes. The most significant estimates in our consolidated financial statements relate to the fair value of equity issuances and awards, and clinical trials and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.  We view our operations and manage our business in one operating segment.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications were not material to the consolidated financial statements.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of readily available checking, money market accounts and money market funds.  We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents.

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities, asset-backed securities, commercial paper and United States Treasury securities. We classify all investment securities as available-for-sale. Investment securities are carried at fair value, with the unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. As of December 31, 2018, we held an aggregate total of $26.6 million of investment securities which consisted of corporate debt securities, asset-backed securities, and commercial paper all of which will mature in less than one year and there was approximately $10,000 difference between the amortized cost and fair value of these investment securities. As of December 31, 2017, we held $64.0 million of corporate debt securities, asset-backed securities and United States Treasury securities, all of which mature in less than one year, and there was $0.1 million difference between the amortized cost and fair value of these investment securities.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include: salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and product development functions; costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our scientific, therapeutic and clinical advisors; costs to acquire, develop and manufacture preclinical study and clinical trial materials; costs incurred under clinical trial agreements with CROs and investigative sites; costs for laboratory supplies; payments related to licensed products and technologies; allocated facilities and information technology costs; and depreciation.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (TCJA), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, we made reasonable estimates of the effects and recorded provisional amounts, offset with valuation allowances, in its financial statements as of December 31, 2017.  At December 31, 2018, we had completed our assessment of the impact of the TCJA and has reflected the impact in the current year.  At December 31, 2018, there were no material changes from the provisional amounts recorded for the year ended December 31, 2017.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. We have excluded no shares, 3,685 and 25,984 shares subject to repurchase from the weighted average number of common shares outstanding for the years ended December 31, 2018, 2017 and 2016, respectively. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Year Ended December 31,
	2018	2017	2016
Class X convertible preferred stock (if-converted)	11,429,760	11,429,760	—
Warrants for common stock	6,682,708	6,682,708	121,512
Common stock options and restricted stock units	5,207,374	4,666,359	4,091,701
Employee stock purchase plan	22,548	31,086	36,836
	23,342,390	22,809,913	4,250,049

The following table summarizes our net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Consolidated net loss	$(34,515)	$(48,207)	$(57,855)

Denominator:
Weighted average common shares outstanding	29,957,102	25,803,538	23,707,003
Weighted average common shares subject to repurchase	—	(3,685)	(25,984)
Weighted average common shares outstanding - basic and diluted	29,957,102	25,799,853	23,681,019

Net loss per share - basic and diluted	$(1.15)	$(1.87)	$(2.44)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard became effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted at the earliest period presented using a modified retrospective approach. We adopted ASU No. 2016-02 on January 1, 2019. We anticipate recognizing a right-of-use asset and lease liability on our consolidated balance sheet for the discounted value of future lease payments from the adoption of this ASU. We are currently evaluating the full impact that the adoption of ASU No. 2016-02 will have on our consolidated financial statements and related disclosures.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to provide updates for technical corrections, clarifications, and other minor improvements that affect wide variety of Topics in the Codification including Amendments to Subtopic 718-40, Compensation–Stock Compensation–Income Taxes, which clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined, including deductions that are taken on the entity’s tax return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved. ASU No. 2018-09 included other Topics which currently do not apply to us. The transition and effective date of ASU No. 2018-09 are based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and are effective immediately and others have transition guidance with effective dates for annual periods beginning after December 15, 2018 for public business entities. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position or results of operations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Assets:
Current:
Cash equivalents	$16,019	$16,019	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,773	—	7,773	—
Commercial paper	6,144	—	6,144	—
Corporate debt securities	12,666	—	12,666	—
Sub-total short-term investments	26,583	—	26,583	—
Total assets measured at fair value	$42,602	$16,019	$26,583	$—

As of December 31, 2017:
Assets:
Current:
Cash equivalents	$9,070	$9,070	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,497	—	6,497	—
Commercial paper	21,943	—	21,943	—
Corporate debt securities	18,260	—	18,260	—
United States Treasury securities	17,328	17,328	—	—
Sub-total short-term investments	64,028	17,328	46,700	—
Total assets measured at fair value	$73,098	$26,398	$46,700	$—

As of December 31, 2018 and 2017, available-for-sale investments are detailed as follows (in thousands):

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$7,777	$—	$(4)	$7,773
Commercial paper	6,144	—	—	6,144
Corporate debt securities	12,672	—	(6)	12,666
	$26,593	$—	$(10)	$26,583

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,501	$—	$(4)	$6,497
Commercial paper	21,943	—	—	21,943
Corporate debt securities	18,286	—	(26)	18,260
United States Treasury securities	17,368	—	(40)	17,328
	$64,098	$—	$(70)	$64,028

As of December 31, 2018, all available-for-sale investments have contractual maturity dates less than one year. As of December 31, 2018, all available-for-sale investments are in a gross unrealized loss position, and they have been in such position for less than twelve months.

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of December 31, 2018.

4. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Computer and office equipment	$543	$425
Scientific and laboratory equipment	5,631	5,494
Tenant improvements	1,703	1,706
	7,877	7,625
Less accumulated depreciation and amortization	(6,024)	(5,345)
	$1,853	$2,280

As of December 31, 2018, 2017 and 2016, depreciation expense was $0.7 million, $0.7 million and $0.9 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued salaries, wages and benefits	$1,309	$1,920
Other accrued expenses (1)	717	1,183
	$2,026	$3,103

(1)	Other accrued expenses include expenses for clinical research organizations and contract manufacturing organizations.

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

As of December 31, 2018, the carrying value of our Term Loans consists of $15.3 million principal outstanding, less the debt issuance costs of $0.3 million. The debt issuance costs have been recorded as a debt discount, and are being accreted to interest expense over the life of the Term Loans.

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

Term loans and unamortized discount balances are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Debt balance	$15,333	$20,000
Less debt issuance costs and discount	(115)	(345)
Long-term debt, net of issuance costs and discount	15,218	19,655
Less current portion of long-term debt	(8,000)	(5,333)
Add accrual of final payment	1,045	397
Long-term debt, net of current portion and issuance costs and discount	$8,263	$14,719

Current portion of long-term debt	$8,000	$5,333
Less current portion of debt issuance costs and discount	(233)	(321)
Current portion of long-term debt, net of issuance costs and discount	$7,767	$5,012

Future principal payments for the Term Loans are as follows (in thousands):

December 31, 2018
2019	$8,000
2020	7,333
$15,333

The final maturity payment of $1.8 million is accruing over the life of the Term Loans through interest expense.

Facility Lease

We have a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In July 2018, we entered into a lease amendment that reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.9 million and $0.5 million, respectively.

As of December 31, 2018, future minimum payments under the non-cancelable operating lease are as follows (in thousands):

Operating Lease
2019	$812
2020	1,002
2021	1,031
2022	1,062
Thereafter	403
$4,310

Related Party Transactions

Research Agreements and Funding Obligations

We provided funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. In May 2018, we provided TSRI with written notice of termination of our research funding and option agreement effective as of November 2018. During the years ended December 31, 2018, 2017 and 2016, we recognized expense under the agreement in the amount of $1.7 million, $1.8 million and $1.6 million, respectively. Paul Schimmel, Ph.D., a member of our board of directors, is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

Strategic Advisor Agreement

In November 2017, John D. Mendlein, Ph.D., a member of our Board of Directors since July 2010 and our Chief Executive Officer from September 2011 to November 2017, began serving as a strategic advisor to us pursuant to the terms of a strategic advisor agreement entered with Dr. Mendlein on November 1, 2017 (Strategic Advisor Agreement). Pursuant to the terms of the Strategic Advisor Agreement, we agreed to, among other things, pay Dr. Mendlein as a strategic advisor to us for a period of up to four years, at a monthly rate of $42,500 for the first year and $7,500 per month for the rest of the term. Either party may terminate the Strategic Advisor Agreement after the first year, provided that payments under the Strategic Advisor Agreement and continued vesting of outstanding employee stock options are guaranteed through the second year of the Strategic Advisor Agreement in the event the Board terminates the Strategic Advisor Agreement for convenience or Dr. Mendlein terminates for our material breach of the Strategic Advisor Agreement. For the year ended December 31, 2018, we recognized expenses under the Strategic Advisor Agreement in the amount of $0.5 million.

6. Stockholders’ Equity

Common Stock

Private Placement of Common Stock, Convertible Preferred Shares and Common Stock Warrants

In August 2017, we completed a private placement of common and preferred stock in which a select group of institutional investors, including Viking Global Opportunities Illiquid Investments Sub-Master, LP (VGO Fund) and other accredited investors, certain of whom are affiliated with our directors and officers (collectively, the Purchasers), purchased preferred stock and common stock.  We issued to VGO Fund 1,777,784 shares of our common stock, par value $0.001 per share, at a price of $2.65 per share, 2,285,952 shares of our Class X Convertible Preferred Stock (Preferred Stock, and together with the common stock, the Shares), par value $0.001 per share, at a price of $13.25 per share, and warrants to purchase up to that number of additional shares of common stock equal to thirty seven and one half percent (37.5%) of the number of Shares purchased by VGO Fund on an if-converted to common stock basis (rounded up to the nearest whole share), and (ii) the remaining Purchasers purchased an aggregate of 4,094,336 shares of our common stocks, at a price of $2.65 per share, and warrants to purchase up to that number of additional shares of common stock equal to thirty-seven and one half percent (37.5%) of the number of common stocks purchased by such Purchaser (rounded up to the nearest whole share). Gross proceeds from the private placement were $45.8 million. After giving effect to costs related to the private placement, net proceeds were $42.5 million.

Each share of Preferred Stock is convertible into five shares of our common stock. VGO Fund is prohibited from converting the Preferred Stock into shares of our common stock if, as a result of such conversion, VGO Fund, together with its affiliates, would own more than 9.50% of the shares of our common stock then issued and outstanding, which percentage may change at VGO Fund’s election upon 61 days’ notice to us.

Holders of outstanding Preferred Stock are entitled to receive a dividend (on an if-converted to common stock basis), if we at any time pay a stock dividend equal to and in the same form as a dividend paid to holders of our common stock.

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

The issuance of convertible preferred stock could generate a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in-the-money) at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock on the commitment date. The fair value of our common stock at the commitment date in August 2017 was $2.37, using the Black-Scholes valuation model. After the proceeds allocation, the Preferred Stock have an effective conversion price of $2.37 per common share, which was equal to the fair value of our common stock on the commitment date.  Therefore, no BCF is present.

The warrants are exercisable at an exercise price of $4.64 per share, subject to adjustments as provided under the terms of the warrants. The warrants are immediately exercisable and expire on December 31, 2019. We also entered into a registration rights agreement (Registration Rights Agreement) with certain of the Purchasers, excluding those Purchasers affiliated with our directors and officers, requiring us to register for the resale of the relevant securities. We registered all of the relevant securities issued in the private placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in September 2017.

We evaluated the warrants for liability or equity classification under ASC 815, Derivative and Hedging (ASC 815) and determined that equity treatment was appropriate because the warrants are indexed to our common stock and no cash settlement is required except for (i) liquidation of the Company, or (ii) a change in control in which the common stockholders also received cash.

Registration Statement on Form S-3

In June 2016, we filed a Registration Statement on Form S-3 (File No. 333-211998) containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $150.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of up to $20.0 million of our common stock that may be sold from time to time under a sales agreement with Cowen and Company, LLC (Cowen) in at-the-market offerings (ATM Offering Program). In accordance with the terms of such sales agreement entered with Cowen, we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through Cowen. We are required to file another prospectus supplement in the event we intend to offer more than $20.0 million in shares of our common stock in accordance with the sales agreement. The sales agreement prospectus amount of $20.0 million is included in the base prospectus amount of $150.0 million.

In October 2018, we started utilizing the ATM Offering Program and sold an aggregate of 696,067 shares of common stock at an average price of $0.71 per common share for net proceeds of $0.4 million through December 31, 2018.

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

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2015 Stock Plan (the 2015 Plan). The 2015 Plan became effective on May 6, 2015 and we ceased granting any new awards under our 2014 Plan. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. A total of 1,574,566 shares of our common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan automatically increased each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 1,840,000 shares, (ii) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) an amount determined by our board of directors. Pursuant to this provision, 1,223,163, 1,191,566 and 949,793 additional shares were reserved for issuance under the 2015 Plan on January 1, 2019, 2018 and 2017, respectively. Total shares available for issuance under the 2015 Plan as of January 1, 2019 were 2,724,262. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

The maximum term of options granted under 2015 Plan is ten years.  For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term.

Inducement Grants

In September 2016, we granted a non-qualified option to purchase 145,000 shares of our common stock at an exercise price of $3.29 per share as an inducement award in connection with the hiring of our Senior Vice President, Research (who was later promoted to Chief Scientific Officer) and filed a registration statement on Form S-8 on March 22, 2017 to register shares of common stock underlying this option. Upon resignation of our Chief Scientific Officer effective December 31, 2018, any unvested shares underlying this option were cancelled. Vested shares were exercisable within 90 days from termination date.

We did not grant an inducement non-qualified option in 2017.

In July 2018, we granted a non-qualified option to purchase 200,000 shares of our common stock at an exercise price of $0.82 per share as an inducement award in connection with the hiring of our Chief Financial Officer.

Options under the inducement grants vest over a period of four years, with 25% vesting on the one year anniversary of the grant date and the remaining 75% vesting on a monthly basis over three years thereafter, subject to continuous employment. These options were inducement grants issued outside of the 2015 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying the options granted in July 2018 prior to the time at which this option becomes exercisable.  In addition, from time to time, we may make inducement grants of stock options to new employees.

Employee Stock Purchase Plan

In April 2015, our board of directors adopted, and our stockholders approved, our 2015 Employee Stock Purchase Plan (the 2015 ESPP). The 2015 ESPP became effective on May 6, 2015. A total of 227,623 shares of our common stock were initially reserved for issuance under the 2015 ESPP. In addition, the number of shares reserved and available for purchase under the 2015 ESPP automatically increased each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2015 ESPP. Pursuant to this provision, 305,790, 297,891 and 237,448 additional shares were reserved for issuance under the 2015 ESPP on January 1, 2019, 2018 and 2017, respectively. As of January 1, 2019, total shares reserved for issuance under the 2015 ESPP were 1,145,095.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	4,617,059	$5.52
Granted	2,091,361	$2.35
Exercised	(12,141)	$1.10
Canceled/forfeited/expired	(1,705,605)	$4.72
Outstanding as of December 31, 2018	4,990,674	$4.47	6.97	$427
Options vested and expected to vest as of December 31, 2018	4,990,674	$4.47	6.97	$427
Options exercisable as of December 31, 2018	2,856,255	$5.52	5.62	$427

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2018	2017	2016
Expected term (in years)	5.00 – 6.08	5.50 – 6.08	5.50 – 6.08
Risk-free interest rate	2.3% – 3.0%	1.9% – 2.1%	1.2% – 2.1%
Expected volatility	87.9% – 98.4%	99.1% – 124.4%	80.7% – 84.5%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2018	2017	2016
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	1.4% – 2.1%	0.6% – 1.0%	0.4% – 0.6%
Expected volatility	71.5% – 99.7%	74.5% – 115.2%	75.5% – 80.8%
Expected dividend yield	0.0%	0.0%	0.0%

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

In January 2016, we granted to our executives, employees and certain consultants performance options with a market condition to purchase up to an aggregate 396,960 shares of common stock at an exercise price of $9.13. Upon achievement of specified market conditions by January 2018, such performance options shall begin to vest over four years in equal monthly installments, otherwise the options will be subject to forfeiture. The fair value of the performance options with a market condition is estimated on the date of the grant using a Monte Carlo simulation, based on the market price of the underlying common stock, expected performance measurement period, expected peer group stock price volatility and expected risk-free interest rate. The weighted average grant date fair value was $1.93. The performance options with market conditions grants are expensed using the accelerated attribution method over the requisite service period of 5.1 years regardless of whether the market condition is achieved or earned and vested. As of January 2018, the market condition for these performance options were not met and therefore were forfeited.

There were no performance options with a market condition granted during 2017 and 2018.

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2017	49,300	$4.28
Granted	270,300	$0.85
Released	(39,301)	$4.53
Forfeited	(63,599)	$1.24
Balance as of December 31, 2018	216,700	$0.85

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Research and development	$1,216	$1,399	$1,876
General and administrative	2,215	5,385	$3,153
Total share-based compensation expense	$3,431	$6,784	$5,029

The weighted–average grant date fair value per share of stock options granted by us, excluding performance options with market conditions, during the years ended December 31, 2018, 2017 and 2016 was $1.84, $2.85 and $3.34, respectively.  The total grant date fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.1 million and $13,000, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $6,000, $0.3 million and $34,000, respectively. The aggregate intrinsic value of restricted stock units released during the years ended December 31, 2018, 2017 and 2016 was $19,000, $0.1 million and $4,000. As of December 31, 2018, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $3.9 million and $0.1 million, respectively.  These unrecognized costs for options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 2.6 years and 1.4 years, respectively.

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

Warrants outstanding as of December 31, 2018 are as follows:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
6,488,205	$4.64	December 2019
2,006	$7.48	March 2021
14,913	$20.12	July 2023
95,542	$3.14	November 2023
41,666	$3.60	June 2024
40,376	$3.72	December 2024
6,682,708

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	Years Ended December 31,
	2018	2017
Class X Preferred Stock (if-converted to common stock)	11,429,760	11,429,760
Common stock warrants	6,682,708	6,682,708
Common stock options and awards outstanding	5,207,374	4,666,359
Shares available under the 2015 Plan	1,501,099	765,427
Shares available under the 2015 ESPP	839,305	583,819
	25,660,246	24,128,073

7. Income Tax

Pretax earnings (loss) were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$(34,021)	$(47,712)	$(57,096)
Foreign	(494)	(495)	(808)
	$(34,515)	$(48,207)	$(57,904)

A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31, (1)
	2018	2017	2016
Expected income taxes benefit at federal statutory rate	$(7,248)	$(16,390)	$(19,687)
State income taxes, net of federal benefit	(14)	(13)	—
Permanent items and other	770	1,311	675
Research credits	(1,222)	(2,286)	(6,800)
Unrecognized tax benefits	489	914	2,720
Foreign rate differential	22	87	141
Change in tax rate	(11)	(25)	—
Tax cuts and Jobs Act	—	27,933	—
Change in valuation allowance	7,214	(11,531)	22,902
Income tax (benefit) expense	$—	$—	$(49)
(1)	For the years ended December 31, 2017 and 2016, the statutory tax rate was 34%. For the year ended December 31, 2018, as a result of the TJCA, the statutory tax rate was decreased to 21%.

The TJCA was enacted on December 22, 2017. The TJCA reduces the US federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we made a reasonable estimate of the effects on their existing deferred tax balances. At December 31, 2017, we recognized a provisional amount of $27.9 million, which was included as a component of income tax expense from continuing operations offset with valuation allowances.  As of December 31, 2018, we had completed our assessment of the impact of the TCJA and has reflected the impact in the current year.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOLs) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $66.9 million and $59.7 million as of December 31, 2018 and 2017, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$32,997	$27,226
Capitalized research and development expenses	17,279	16,218
Research credits and other state credits	11,962	11,229
Intangible assets	2,024	2,210
Reserve and accruals	2,667	2,843
Valuation allowance	(66,929)	(59,726)
Net deferred tax assets	$—	$—

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $139.5 million, with $27.0 million of net operating losses generated after December 31, 2017 carrying forward indefinitely and $112.5 million of net operating losses that will begin to expire in 2025. We had state net operating loss carryforwards of approximately $148.2 million, and foreign net operating loss carryforwards of $7.5 million. The state net operating losses will begin to expire in 2021. The foreign net operating losses carry over indefinitely.

As of December 31, 2018, we had federal and state research and development credit carryforwards of approximately $4.4 million and $3.8 million, respectively, which begin to expire in 2026 for federal purposes and carry over indefinitely for state purposes. We had $12.5 million of federal Orphan Drug Credits as of December 31, 2018, which will begin to expire in 2035.

Utilization of the domestic NOLs and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOLs and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Since the Company’s formation, we raised capital through the issuance of capital stock on several occasions which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, has resulted in such an ownership change, and could result in an ownership change in the future.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the NOLs and research and development credit carryforwards become subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization. We completed analyses through December 31, 2017, and are in the process of analyzing the impact to our NOLs and research and development tax credit carryforwards. During 2018, we decided to postpone completing another Section 382 study until we start utilizing our NOLs. Due to the existence of the valuation allowance, any impact to the NOLs and research and development tax credit carryforwards from Section 382 analysis will be offset by a corresponding adjustment to valuation allowance, resulting in no tax provision impact. Ownership changes that may have occurred subsequent to December 31, 2017, and future ownership changes, including any ownership change resulting from this offering, may further limit our ability to utilize its remaining tax attributes.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2018	2017	2016
Balance as of beginning of year	$16,558	$13,000	$5,033
Increase (decrease) related to prior year tax positions	2	(189)	1,890
Increase related to current year tax positions	3,083	3,747	6,077
Balance as of end of year	$19,643	$16,558	$13,000

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will change within the next twelve months.

8. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees.  Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our Board of Directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million during each of the years ended December 31, 2018, 2017 and 2016, respectively.

9. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2018 and 2017 are as follows (in thousands, except per share data):

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2018:
Operating expenses	$10,220	$9,960	$6,677	$5,963
Net loss	(10,667)	(10,412)	(7,114)	(6,322)
Basic and diluted net loss per share	$(0.36)	$(0.35)	$(0.24)	(0.21)

2017:
Operating expenses	$13,211	$11,907	$10,827	$11,200
Net loss	(13,405)	(12,138)	(11,190)	(11,474)
Basic and diluted net loss per share	$(0.56)	$(0.51)	$(0.43)	(0.39)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

10. Subsequent Events

In January 2019, the VGO Fund converted 641,991 shares of its Preferred Stock into 3,209,955 shares of common stock. After the conversion, VGO Fund owns 9.50% of our common stock.

In March 2019, we entered into a research collaboration and option agreement with CSL Behring for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL Behring will fund all research and development activities related to the development of the applicable product candidates for the duration of the collaboration. CSL Behring will pay a total of up to $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL Behring’s determination to continue development. In addition, aTyr will grant CSL Behring an option to negotiate licenses for worldwide rights to each IND candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

As of March 22, 2019, we issued and sold 2,580,839 shares of common stock at a weighted average price of $0.52 per share through our ATM Offering Program and received total net proceeds of $1.3 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

    This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018, or Proxy Statement, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report.

1. Index list to Financial Statements:

2. Financial Statement Schedules.

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Form of Warrant to Purchase Common Stock	8-K	001-37378	10.3	August 28, 2017
4.9	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.10	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1#	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2#	2015 Stock Option and Incentive Plan and forms of agreements thereunder	S-1/A	333-203272	10.2	April 27, 2015
10.3	Lease by and between the Registrant and BMR-John Hopkins Court LLC, dated December 22, 2011	S-1	333-203272	10.9	April 6, 2015
10.4	First Amendment to Lease between the Registrant and BMR-3545-3575 JOHN HOPKINS LP (as successor-in-interest to BMR-John Hopkins Court LLC), dated January 4, 2017	10-K	001-37378	10.8	March 16, 2017
10.5	Registration and Voting Rights Agreement by and among the Registrant and the stockholders named therein, dated March 31, 2015	S-1/A	333-203272	10.11	April 27, 2015
10.6	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.7	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.8#	2015 Employee Stock Purchase Plan	S-1/A	333-203272	10.14	April 27, 2015
10.9#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.10#	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.11#	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.12†	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank and Solar Capital Ltd, dated November 18, 2016	10-K	001-37378	10.17	March 16, 2017
10.13	Second Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in-interest to BMR-John Hopkins Court, LLC), dated April 27, 2017	10-Q	001-37378	10.1	May 11, 2017
10.14	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated June 30, 2017	10-Q	001-37378	10.1	August 14, 2017
10.15	Securities Purchase Agreement, dated August 27, 2017, by and among the Company and the Purchasers	8-K	001-37378	10.1	August 28, 2017
10.16	Registration Rights Agreement, dated August 27, 2017, by and among the Company and the Purchasers	8-K	001-37378	10.2	August 28, 2017
10.17#	Employment Agreement, dated November 1, 2017, by and between the Company and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.18#	Strategic Advisor Agreement, dated November 1, 2017, by and between the Company and John D. Mendlein, Ph.D.	10-Q	001-37378	10.5	November 14, 2017
10.19	Second Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated October 10, 2017	10-K	001-37378	10.21	March 20, 2018
10.20	Third Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated December 22, 2017	10-K	001-37378	10.23	March 20, 2018
10.21	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
10.22	Third Amendment to Lease between Registrant and BMR-3545-3575 John Hopkins LP (as successor-in interest to BMR-John Hopkins Court, LLC), dated July 30, 2018	10-Q	001-37378	10.1	November 11, 2018
10.23#	Transition and Resignation Agreement between Registrant and David J. King, Ph.D., dated October 15, 2018	---	---	---	Filed herewith
14.1	Code of Business Conduct and Ethics	10-Q	001-37378	14.1	June 18, 2015
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

#	Indicates a management contract or compensatory plan, contract or arrangement.
†

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

aTyr Pharma, Inc.

Date: March 26, 2019	By	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjay S. Shukla and Jill M. Broadfoot, jointly and severally, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her  in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 26, 2019
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 26, 2019
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ John K. Clarke	Chairman of the Board	March 26, 2019
John K. Clarke

/s/ James C. Blair	Director	March 26, 2019
James C. Blair, Ph.D.

/s/ Timothy P. Coughlin	Director	March 26, 2019
Timothy P. Coughlin

/s/ Jeffrey S. Hatfield	Director	March 26, 2019
Jeffrey S. Hatfield

/s/ John D. Mendlein	Director	March 26, 2019
John D. Mendlein, Ph.D.

/s/ Amir H. Nashat	Director	March 26, 2019
Amir H. Nashat, Sc.D.

/s/ Paul Schimmel	Director	March 26, 2019
Paul Schimmel, Ph.D.