Form 10-Q
period 2019-03-31
aTYR PHARMA INC
filed 2019-05-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OR THE EXCHANGE ACT OF 1934

From the transition period from                 to

Commission File Number 001-37378

ATYR PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3435077
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3545 John Hopkins Court, Suite #250, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 731-8389

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LIFE	The NASDAQ Capital Market

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

As of May 10, 2019, there were 45,742,332 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,965	$22,962
Available-for-sale investments, short-term	30,054	26,583
Collaboration receivable	630	—
Prepaid expenses and other assets	1,095	1,258
Total current assets	44,744	50,803
Property and equipment, net	1,692	1,853
Right-of-use assets	3,323	—
Other assets	156	90
Total assets	$49,915	$52,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$834	$1,040
Accrued expenses	1,239	2,026
Contract liability	630	—
Current portion of operating lease liability	681	—
Current portion of long-term debt, net of issuance costs and discount	7,791	7,767
Total current liabilities	11,175	10,833
Long-term operating lease liability, net of current portion	2,815	—
Long-term debt, net of current portion and issuance costs and discount	6,440	8,263
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; undesignated authorized shares – 5,000,000 at March 31, 2019 and December 31, 2018, respectively; Class X Convertible Preferred Stock issued and outstanding shares – 1,643,961 and 2,285,952 as of March 31, 2019 and December 31, 2018, respectively	2	2
Common stock, $0.001 par value; authorized shares – 150,000,000 as of March 31, 2019 and December 31, 2018, respectively; issued and outstanding shares – 36,500,189 and 30,579,076 as of March 31, 2019 and December 31, 2018, respectively	37	31
Additional paid-in capital	334,324	332,378
Accumulated other comprehensive loss	(40)	(60)
Accumulated deficit	(304,838)	(298,701)
Total stockholders’ equity	29,485	33,650
Total liabilities and stockholders’ equity	$49,915	$52,746

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Operating expenses:
Research and development	$3,345	$6,150
General and administrative	2,532	4,070
Total operating expenses	5,877	10,220
Loss from operations	(5,877)	(10,220)
Total other income (expense), net	(260)	(447)
Net loss	(6,137)	(10,667)
Net loss per share attributable to common stock holders, basic and diluted	$(0.18)	$(0.36)
Weighted average common stock shares outstanding, basic and diluted	33,823,909	29,795,466

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net loss	$(6,137)	$(10,667)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	20	(16)
Comprehensive loss	$(6,117)	$(10,683)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months ended March 31, 2019
	(unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	2,285,952	$2	30,579,076	$31	$332,378	$(60)	$(298,701)	$33,650
Conversion of preferred stock to common stock	(641,991)	—	3,209,955	3	(3)	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	2,711,158	3	1,378	—	—	1,381
Stock-based compensation	—	—	—	—	571	—	—	571
Net unrealized gain on investments, net of tax	—	—	—	—	—	20		20
Net loss	—	—	—	—	—	—	(6,137)	(6,137)
Balance as of March 31, 2019	1,643,961	$2	36,500,189	$37	$334,324	$(40)	$(304,838)	$29,485

	Three Months ended March 31, 2018
	(unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2017	2,285,952	$2	29,789,162	$30	$328,519	$(120)	$(264,186)	$64,245
Issuance of common stock upon exercise of options and release of restricted stock units	—	—	39,561	—	8	—	—	8
Stock-based compensation	—	—	—	—	928	—	—	928
Net unrealized loss on investments, net of tax	—	—	—	—	—	(16)		(16)
Net loss	—	—	—	—	—	—	(10,667)	(10,667)
Balance as of March 31, 2018	2,285,952	$2	29,828,723	$30	$329,455	$(136)	$(274,853)	$54,498

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,137)	$(10,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	184
Stock-based compensation	571	928
Debt discount accretion and non-cash interest expense	201	81
Accretion of discount of available-for-sale investment securities	(106)	(64)
Amortization of right-of-use asset	169	—
Changes in operating assets and liabilities
Collaboration receivable	(630)	—
Prepaid expenses and other assets	97	(40)
Accounts payable and accrued expenses	(985)	(999)
Contract liability	630	—
Net cash used in operating activities	(6,023)	(10,577)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(498)
Purchases of available-for-sale investment securities	(13,995)	(7,988)
Maturities of available-for-sale investment securities	10,650	19,900
Net cash (used in) provided by investing activities	(3,355)	11,414
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	8
Proceeds from issuance of common stock through at the market offerings, net of offering costs	1,381	—
Repayments on borrowing	(2,000)	—
Net cash (used in) provided by financing activities	(619)	8
Net change in cash and cash equivalents	(9,997)	845
Cash and cash equivalents at beginning of period	22,962	21,091
Cash and cash equivalents at the end of period	$12,965	$21,936

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (we, us, and our) was incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and clinical development of innovative medicines based on immunological pathways.

Principles of Consolidation

Our consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and follow the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2018, contained in our Annual Report on Form 10-K filed with the SEC on March 26, 2019. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2019, we had an accumulated deficit of $304.8 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $43.0 million as of March 31, 2019 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

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

Leases

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016‑02, Leases (Topic 842) (ASU No. 2016-02). For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to exclude from our condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses in our condensed consolidated statements of operations.

Prior period amounts continue to be reported in accordance with our historic accounting practices under previous lease guidance, Accounting Standards Codification (ASC) 840, Leases. See “―Recent Accounting Pronouncements” below, for more information about the impact of the adoption on ASU No. 2016-02.

Revenue Recognition

We have entered into a research collaboration and option agreement. The terms of this arrangement include payments to us for research and development services and potential development milestone payments. Performance of any obligations under the agreement will begin in the second quarter of 2019.

We evaluate our agreements under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASC Topic 808, Collaborative Arrangements. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common share equivalents):

	March 31,
	2019	2018
Class X convertible preferred stock (if-converted)	8,219,805	11,429,760
Warrants for common stock	6,682,708	6,682,708
Common stock options and restricted stock units	5,671,937	5,611,880
Employee stock purchase plan	22,548	31,086
	20,596,998	23,755,434

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard is effective on December 15, 2018, including interim periods within those periods, using a modified retrospective approach. We adopted ASU No. 2016-02 on January 1, 2019 and recognized a $3.5 million right-of-use asset and $3.5 million lease liability in our condensed consolidated balance sheet for the discounted value of future lease payments from the adoption of this ASU. The adoption did not have any impact on our retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU No. 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2020, including periods within those fiscal years.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018 which we adopted in January 1, 2019.  The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to provide updates for technical corrections, clarifications, and other minor improvements that affect a wide variety of Topics in the Codification including Amendments to Subtopic 718-40, Compensation–Stock Compensation–Income Taxes, which clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined, including deductions that are taken on the entity’s tax return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved. ASU No. 2018-09 included other Topics which currently do not apply to us. The transition and effective date of ASU No. 2018-09 are based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and are effective immediately and others have transition guidance with effective dates for annual periods beginning after December 15, 2018 which we adopted in January 1, 2019. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) to clarify the interaction between Topic 808 and Topic 606. A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Some entities apply revenue guidance directly or by analogy to all or part of their arrangements, and others apply a different accounting method as an accounting policy. Those accounting differences result in diversity in practice on how entities account for transactions on the basis of their view of the economics of the collaborative arrangement. The amendments for ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the carrying value of our long-term debt approximates their fair value. Investment securities are recorded at fair value.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Assets:
Current:
Cash equivalents	$10,640	$10,640	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,631	—	6,631	—
Commercial paper	14,137	—	14,137	—
Corporate debt securities	9,286	—	9,286	—
Sub-total short-term investments	30,054	—	30,054	—
Total assets measured at fair value	$40,694	$10,640	$30,054	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Assets:
Current:
Cash equivalents	$16,019	$16,019	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,773	—	7,773	—
Commercial paper	6,144	—	6,144	—
Corporate debt securities	12,666	—	12,666	—
Sub-total short-term investments	26,583	—	26,583	—
Total assets measured at fair value	$42,602	$16,019	$26,583	$—

As of March 31, 2019 and December 31, 2018, available-for-sale investments are detailed as follows (in thousands):

	March 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,628	$3	$—	$6,631
Commercial paper	14,137	—	—	14,137
Corporate debt securities	9,279	7	—	9,286
	$30,044	$10	$—	$30,054

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$7,777	$—	$(4)	$7,773
Commercial paper	6,144	—	—	6,144
Corporate debt securities	12,672	—	(6)	12,666
	$26,593	$—	$(10)	$26,583

As of March 31, 2019, all of our available-for-sale investments have a variety of effective maturity dates of less than one year. As of March 31, 2019, all available-for-sale investments are in gross unrealized gain positions.

At each reporting date, we perform an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. We intend, and have the ability, to hold our investments in unrealized loss positions, if any, until their amortized cost basis has been recovered.

3. Research Collaboration

In March 2019, we entered into a research collaboration and option agreement with CSL Behring (CSL) for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline (CSL Agreement). Under the terms of the collaboration, CSL will fund all research and development activities related to the development of the applicable product candidates for the duration of the collaboration. CSL reimburses us for all research and development activities. The research and development activities will be performed in three phases by both parties. The first phase will be reimbursed prior to the start of the research activities and thereafter will be reimbursed on a quarterly basis. In March 2019, we recorded a receivable and related contract liability of $0.6 million per the research program funding for the first phase of the research and development activities described within the CSL Agreement. The first phase of research and development will begin in the second quarter of 2019.

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of March 31, 2019, no research milestone has been met.  Moreover, aTyr will grant CSL an option to negotiate licenses for worldwide rights to each investigational new drug (IND) candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the research collaboration and option agreement in its entirety or with respect to one or more synthetases upon 45 days notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency.

4. Debt, Commitments and Contingencies

Term Loans

In November 2016, we entered into a loan and security agreement and subsequently entered amendments (collectively, the Loan Agreement), for term loans with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar, and together with SVB, the Lenders), to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

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

As of March 31, 2019, the carrying value of our Term Loans consist of $13.3 million principal outstanding less the debt issuance costs of $0.3 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans.

In connection with the first tranche, we issued warrants to the Lenders to purchase an aggregate of 47,771 shares of our common stock with an exercise price of $3.14 per share. In connection with the second tranche, we issued warrants to the Lenders to purchase an aggregate of 20,833 shares of our common stock with an exercise price of $3.60 per share. In connection with the third tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 20,188 shares of our common stock with an exercise price of $3.72 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as a debt discount which is being accreted to interest expense over the life of Term Loans.

Term Loans and unamortized discount balances are as follows (in thousands):

March 31, 2019
Debt balance	$13,333
Less debt issuance costs and discount	(72)
Long-term debt, net of issuance costs and discount	13,261
Less current portion of long-term debt	(8,000)
Add accrual of final payment	1,179
Long-term debt, net of current portion and issuance costs and discount	$6,440

Current portion of long-term debt	$8,000
Less current portion of debt issuance costs and discount	(209)
Current portion of long-term debt, net of issuance costs and discount	$7,791

Future principal payments for the Term Loans are as follows (in thousands):

March 31, 2019
2019	$6,000
2020	7,333
Principal payments balance	$13,333

The final maturity payment of $1.8 million is accruing over the life of the Term Loans through interest expense.

Leases

We adopted ASU No. 2016-02, utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. We elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. We did not elect the hindsight practical expedient. We also made accounting policy elections not to apply the recognition requirements under ASU No. 2016-02 to any of our short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of our leases. Under ASU No. 2016-02, we determine if an arrangement is a lease at inception. The adoption of the new lease standard had a material impact on the condensed consolidated balance sheets, but did not have a material impact on the condensed consolidated statements of operations. The impact on the condensed consolidated balance sheet resulted in the recording of a $3.5 million right-of-use asset and a corresponding operating lease liability for the same amount. Our right-of-use assets consist of an operating lease for our facility headquarters. We also have an immaterial amount of prepaid financing leases that are included within other assets in our condensed consolidated balance sheets. We utilize a discount rate (incremental borrowing rate) of 9.60%. For the three months ended March 31, 2019, we recorded an operating lease cost of $0.2 million and as of March 31, 2019, the weighted average remaining lease term was 4.1 years and the weighted average discount rate was 9.6%.

We have a non-cancelable facility lease that is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In July 2018, we entered into a lease amendment that reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023.  With the lease amendment, we do not have an option to extend the lease.

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of March 31, 2019 were as follows (in thousands):

Operating Lease
2019	$732
2020	1,002
2021	1,031
2022	1,062
Thereafter	403
Less: Amount representing interest	(734)
Present value of lease payments	3,496
Less: Current portion of operating lease liability	(681)
Long-term operating lease liability	$2,815

Related Party Transactions

Research Agreements and Funding Obligations

We provided funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We terminated our research funding and option agreement effective as of November 2018. For the three months ended March 31, 2018, we recognized expense under the agreement in the amount $0.5 million.  Paul Schimmel, Ph.D., a member of our board of directors, is a faculty member at TSRI and such payments funded a portion of his research activities conducted at TSRI.

Strategic Advisor Agreement

In November 2017, John D. Mendlein, Ph.D., a member of our Board of Directors since July 2010 and our Chief Executive Officer from September 2011 to November 2017, began serving as a strategic advisor to us pursuant to the terms of a strategic advisor agreement entered with Dr. Mendlein on November 1, 2017 (Strategic Advisor Agreement). Pursuant to the terms of the Strategic Advisor Agreement, we agreed to, among other things, pay Dr. Mendlein as a strategic advisor to us for a period of up to four years, at a monthly rate of $42,500 for the first year and $7,500 per month for the rest of the term. Either party may terminate the Strategic Advisor Agreement after the first year, provided that payments under the Strategic Advisor Agreement and continued vesting of outstanding employee stock options are guaranteed through the second year of the Strategic Advisor Agreement in the event the Board terminates the Strategic Advisor Agreement for convenience or Dr. Mendlein terminates for our material breach of the Strategic Advisor Agreement. For the three months ended March 31, 2019 and 2018, we recognized expenses under the Strategic Advisor Agreement in the amount of $22,500 and $0.1 million.

5. Stockholders’ Equity

At the Market Offering Program

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. During the three months ended March 31, 2019, we sold an aggregate of 2,711,158 shares of common stock at an average price of $0.53 per common share for net proceeds of $1.4 million.

Private Placement of Common Stock, Convertible Preferred Shares and Common Stock Warrants

In August 2017, we completed a private placement of common and preferred stock in which a select group of institutional investors, including Viking Global Opportunities Illiquid Investments Sub-Master, LP (VGO Fund) and other accredited investors, certain of whom are affiliated with our directors and officers (collectively, the Purchasers), purchased preferred stock and common stock. We issued to VGO Fund 1,777,784 shares of our common stock, at a price of $2.65 per share, 2,285,952 shares of our Class X Convertible Preferred Stock, at a price of $13.25 per share, and warrants to purchase up to 4,952,829 of additional shares of common stock. The remaining Purchasers purchased an aggregate of 4,094,336 shares of our common stock, at a price of $2.65 per share, and warrants to purchase up to 1,535,376 additional shares of our common stock. Gross proceeds from the private placement were $45.8 million. The warrants to purchase 6,488,205 shares of our common stock are exercisable at an exercise price of $4.64 per share, subject to adjustments as provided under the terms of the warrants. The warrants are immediately exercisable and expire on December 31, 2019.

Each share of preferred stock is convertible into five shares of our common stock. In January 2019, the VGO Fund converted 641,991 shares of its preferred stock into 3,209,955 shares of common stock.

Common Stock Reserved for Future Issuance

Pursuant to the automatic increase provisions of our 2015 Stock Option and Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), 1,223,163 additional shares were reserved for future issuance under the 2015 Plan on January 1, 2019 and 305,790 additional shares were reserved for future issuances under the 2015 ESPP on January 1, 2019. Common stock reserved for future issuance is as follows:

March 31, 2019
Class X Preferred Stock (if-converted to common stock)	8,219,805
Common stock warrants	6,682,708
Common stock options and awards outstanding	5,671,937
Shares available under the 2015 Plan	2,178,136
Shares available under the 2015 ESPP	1,145,095
23,897,681

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2019:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	4,990,674	$4.47
Granted	856,493	$0.52
Canceled/forfeited/expired	(465,430)	$5.38
Outstanding as of March 31, 2019	5,381,737	$3.77

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.02 – 6.07	5.77 – 6.08
Risk-free interest rate	2.5% – 2.6%	2.3% – 2.7%
Expected volatility	100.0% – 101.0%	89.2% – 98.4%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2019:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	216,700	$0.85
Granted	75,000	$0.52
Forfeited	(1,500)	$0.85
Balance as of March 31, 2019	290,200	$0.76

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$116	$324
General and administrative	455	604
Total stock-based compensation expense	$571	$928

6. Subsequent Events

In April 2019, we entered into a securities purchase agreement (Purchase Agreement) with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 9,242,143 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $0.541 per share for gross proceeds of approximately $5.0 million.

In April 2019, we suspended and terminated the prospectus supplement related to our ATM Offering Program. We will not make any future sales of our securities pursuant to the ATM Offering Program, unless and until a new prospectus supplement is filed. In May 2019, we terminated the ATM Offering Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 26, 2019.

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

In conjunction with our clinical development of ATYR1923, we have in parallel been expanding our knowledge of tRNA synthetases and NRP-2 biology through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement with CSL Behring for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL Behring will fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. In January 2019, we expanded a successful pilot study and entered into a research agreement with the University of Nebraska Medical Center (UNMC) and Dr. Kaustubh Datta, who has published extensively in the field of NRP-2 biology, will serve as the investigator for the research collaboration.  We are also working closely with other collaborators and academia to further research in these areas.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic potential of tRNA synthetase biology, including the preclinical development of and clinical trials for our product candidates, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through March 31, 2019, have funded our operations primarily through the sales of equity securities and convertible debt and through venture debt and term loans.

In April 2019, we entered into a securities purchase agreement (Purchase Agreement) with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 9,242,143 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $0.541 per share for gross proceeds of approximately $5.0 million.

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. During the three months ended March 2019, we sold an aggregate of 2,711,158 shares of common stock at an average price of $0.53 per common share for net proceeds of $1.4 million. In April 2019, we suspended and terminated the prospectus supplement related to our ATM Offering Program. In May 2019, we terminated the ATM Offering Program.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the three months ended March 31, 2019 and 2018, we have incurred consolidated net losses of $6.1 million and $10.7 million, respectively. As of March 31, 2019, we had an accumulated deficit of $304.8 million.

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

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of March 31, 2019. All intercompany transactions and balances are eliminated in consolidation.

Leases

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016‑02, Leases (Topic 842) (ASU No. 2016-02). For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to exclude from our condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statements of operations.

Prior period amounts continue to be reported in accordance with our historic accounting practices under previous lease guidance, Accounting Standards Codification 840, Leases (ASC 840).

Revenue Recognition

We have entered into a research collaboration and option agreement. The terms of this arrangement include payments to us for research and development services and potential development milestone payments.

We evaluate our agreements under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASC Topic 808, Collaborative Arrangements. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immuno-modulators (including funding of our former research collaborations with The Scripps Research Institute) and, more recently research efforts related to NRP-2 biology. These expenses consist primarily of:

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and will consist primarily of costs related to the advancement of our ATYR1923 program into a Phase 1b/2a clinical trial and research, discovery and development activities relating to our discovery engine for additional ATYR1923 indications and other therapeutics based on our tRNA synthetase biology and NRP-2 biology.

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

Other Income (Expense)

Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our loans outstanding with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar, and together with SVB, the Lenders) as discussed below.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2018 Annual Report on Form 10-K. There has been no material changes to our critical accounting policies and estimates as disclosed in our 2018 Annual Report on Form 10-K other than noted above.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Increase /
	2019	2018	(Decrease)
Research and development expenses	$3,345	$6,150	$(2,805)
General and administrative expenses	2,532	4,070	(1,538)
Other income (expense), net	(260)	(447)	187

Research and development expenses. Research and development expenses were $3.3 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $2.8 million was due primarily to a $0.8 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, a decrease of $0.5 million related to lower product manufacturing costs, a decrease of $0.5 million research collaboration from The Scripps Research Institute which we terminated effective in November 2018, a $0.2 million decrease in non-cash stock based compensation expense and a $0.8 million overall decrease in research and development expenses.

General and administrative expenses. General and administrative expenses were at $2.5 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $1.5 million was due primarily to a $0.9 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, a $0.4 million decrease in professional fees and a $0.2 million decrease in non-cash stock based compensation expense.

Other income (expense), net. Other expense was $0.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The $0.2 million decrease was primarily a result of lower balance on our Term Loans which we started paying down in June 2018.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2019, we had an accumulated deficit of $304.8 million and we expect to continue to incur net losses for the foreseeable future.  We believe that our existing cash, cash equivalents and available-for-sale investments, of $43.0 million as of March 31, 2019 will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through March 31, 2019, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans.

Equity Securities

In April 2019, we entered into a securities purchase agreement (the Purchase Agreement) with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 9,242,143 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $0.541 per share for gross proceeds of approximately $5.0 million.

In June 2016, we entered into a sales agreement with Cowen and Company LLC (Cowen) for at the market offerings (ATM Offering Program), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. During the three months ended March 2019, we sold an aggregate of 2,711,158 shares of common stock at an average price of $0.53 per common share for net proceeds of $1.4 million. In April 2019, we suspended and terminated the prospectus supplement related to our ATM Offering Program. In May 2019, we terminated the ATM Offering Program.

Debt Financing

In November 2016, we entered into a loan and security agreement and subsequently entered amendments (collectively, the Loan Agreement), for term loans with the Lenders, to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(6,023)	$(10,577)
Investing activities	(3,355)	11,414
Financing activities	(619)	8
Net (decrease) increase in cash	$(9,997)	$845

Operating activities. Net cash used in operating activities was $6.0 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities for the three months ended March 31, 2019 was primarily related to our net loss of $6.1 million, adjusted for non-cash stock-based compensation expense of $0.6 million and net cash outflows from the changes in our operating assets and liabilities of $0.9 million. Net cash used in operating activities for the three months ended March 31, 2018 was primarily related to our net loss of $10.7 million, adjusted for non-cash share-based compensation expense of $0.9 million and net cash outflows from the changes in our operating assets and liabilities of $1.0 million.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2019 was primarily due to net purchases of investment securities of $3.3 million. Net cash provided by investing activities for the three months ended March 31, 2018 was primarily due to net maturities of investment securities $11.9 million. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs. Cash required for our immediate operating needs during the three months ended March 31, 2019 was less than our immediate operating requirements during the three months ended March 31, 2018.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2019 consisted of $2.0 million repayment on our Term Loans offset by $1.4 million proceeds from issuance of common stock through at the market offerings, net of offering costs. Net cash provided by financing activities for the three months ended March 31, 2018 consisted of $8,000 proceeds from stock option exercises.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes.  These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of March 31, 2019, we had cash and cash equivalents, and available-for-sale investments totaling $43.0 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of March 31, 2019, the increase would not have had a material effect on our results of operations.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2019, our cash, cash equivalents and available-for-sale investments were approximately $43.0 million. In addition, in April 2019, in we raised gross proceeds of approximately $5.0 million through a registered direct offering. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

In November 2016, we entered into the Loan Agreement with the Lenders to borrow up to $20.0 million, issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. As of March 31, 2019, the carrying value of our Term Loans consist of $13.3 million principal outstanding less the debt issuance costs of $0.3 million. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $6.1 million and $10.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $304.8 million.

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

•	maintaining, protecting and expanding our intellectual property portfolio;
•	obtaining market acceptance of tRNA synthetase-based therapeutics and our product candidates as viable treatment options for our target indications;
•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology or NRP-2 biology;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical contract research organization (CROs) and clinical trial sites;
•	delays in obtaining required institutional review board (IRB) or Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
•

imposition of a clinical hold by regulatory agencies, which may occur at any time before or during a clinical trial, including after our submission of data to these agencies or an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, investigators, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s good clinical practices (GCPs) or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	disagreements with regulators regarding our interpretation of data from preclinical studies or clinical trials;
•	occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract development and manufacturing organizations (CDMOs) for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

If we or any of our CDMOs and CROs fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new biologic product, or revocation of a pre-existing approval. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in clinical or commercial supply. An alternative manufacturer would need to be qualified through a biological license application (BLA) supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We rely on third parties to manufacture our product candidates, and we collaborate with both industry and various academic institutions in the development of our discovery engine for therapeutic applications based on tRNA synthetase biology. In connection with these activities, we are required, at times, to share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the United States Patent and Trademark Office (USPTO) and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets.  In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration.  Failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees.

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

We are subject to a number of anti-corruption laws, including the U.S. Foreign Corrupt Practice Act (FCPA), and various other anti-corruption laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Our business relies on approvals and licenses from government and regulatory entities, and as a result, we are subject to certain elevated risks associated with interactions with these entities. Although we have adopted a code of business conduct and ethics that includes provisions governing the interactions of employees with government entities to mitigate these risks, there can be no assurance that this will be successful in preventing violations of anti-corruption laws. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any investigation of any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, prospects, financial condition and results of operations.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA systhetases and NRP-2 biology, we are aware of other companies that could complete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILDs.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicine and Medicaid Services (CMS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States, but have not been approved for reimbursement in certain European countries. There may be significant delays in obtaining reimbursement for newly approved medicines, and our inability to promptly obtain coverage and profitable payment rates from third-party payors for any approved medicines could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the Patent Protection and Affordable Care Act. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Our executive officers, directors, principal stockholders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of May 10, 2019, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 49.9% of our voting stock. One of our principal stockholders owns all shares of our outstanding non-voting convertible preferred stock, which, if converted, would further increase the percentage of our voting stock held by our executive officers, directors, principal stockholders and their affiliates.  Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the pricing of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. For example, in April 2019, we entered into a securities purchase agreement and sold 9,242,143 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $0.541 per share for gross proceeds of approximately $5.0 million. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Any future debt financings may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. During the three months ended March 2019, we sold an aggregate of 2,711,158 shares of common stock at an average price of $0.53 per common share for net proceeds of $1.4 million. In April 2019, we suspended and terminated the prospectus supplement related to our ATM Offering Program. In May 2019, we terminated the ATM Offering Program.

In addition, sales of a substantial number of shares of our common stock by our existing stockholders (including those stockholders who purchased securities in our Private Placement) in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act pursuant to a registration and voting rights agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. For example, we registered 5,740,048 shares of our common stock, 11,429,760 shares of our common stock issuable upon the conversion of an aggregate of 2,285,952 shares of Class X Convertible Preferred Stock and 6,438,678 shares of our common stock issuable upon exercise of warrants issued by us in the Private Placement for resale on a Form S-3, which was declared effective by the SEC on September 27, 2017. As a result, the common stock is currently available for resale to the public and to the extent warrants are exercised by the holders and the Class X Preferred Stock is converted to common stock, any shares of such common stock may result in dilution to our stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock, even if there is no relationship between such sales and the performance of our business.

We have also registered or plan to register all common stock that we may issue under our employee benefits plans as well as shares of common stock underlying options to purchase shares of our common stock that were granted as inducement grants. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. For example, in 2018 three analysts ceased to cover our stock and in 2019 coverage by a bank was suspended when an analyst changed employment.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

If we fail to regain compliance during this grace period, our common stock will be subject to delisting by Nasdaq.  We have provided written notice of our intention to cure the minimum bid price deficiency during the second grace period by carrying out a reverse stock split, if necessary. At our Annual Meeting of Stockholders held in May 2019, our stockholders approved an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio in the range of one-for-three (1:3) to one-for-fifteen (1:15), such ratio to be determined in the sole discretion of our Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Form of Warrant to Purchase Common Stock	8-K	001-37378	10.3	August 28, 2017
4.9	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.10	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	Securities Purchased Agreement, dated April 10, 2019, by and among Registrant and the investors thereunder	8-K	001-37378	10.1	April 11, 2019
10.2	Employment Offer Letter by Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: May 14, 2019	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)