Form 10-Q
period 2019-06-30
aTYR PHARMA INC
filed 2019-08-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 7, 2019, there were 3,890,185 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,507	$22,962
Available-for-sale investments, short-term	27,891	26,583
Prepaid expenses and other assets	1,473	1,258
Total current assets	43,871	50,803
Property and equipment, net	1,512	1,853
Right-of-use assets	3,164	—
Other assets	215	90
Total assets	$48,762	$52,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$664	$1,040
Accrued expenses	1,582	2,026
Contract liability	536	—
Current portion of operating lease liability	705	—
Current portion of long-term debt, net of issuance costs and discount	7,817	7,767
Total current liabilities	11,304	10,833
Long-term operating lease liability, net of current portion	2,632	—
Long-term debt, net of current portion and issuance costs and discount	4,600	8,263
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 1,643,961 and 2,285,952 as of June 30, 2019 and December 31, 2018, respectively	2	2
Common stock, $0.001 par value; 10,714,286 authorized shares; issued and outstanding shares – 3,531,370 and 2,186,389 as of June 30, 2019 and December 31, 2018, respectively	49	31
Additional paid-in capital	340,893	332,378
Accumulated other comprehensive loss	(32)	(60)
Accumulated deficit	(310,686)	(298,701)
Total stockholders’ equity	30,226	33,650
Total liabilities and stockholders’ equity	$48,762	$52,746

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Revenues:
Collaboration revenue	$94	$—	$94	$—
Total revenues	94	—	94	—
Operating expenses:
Research and development	3,314	6,484	6,659	12,634
General and administrative	2,421	3,476	4,953	7,546
Total operating expenses	5,735	9,960	11,612	20,180
Loss from operations	(5,641)	(9,960)	(11,518)	(20,180)
Total other income (expense), net	(207)	(452)	(467)	(899)
Net loss	$(5,848)	$(10,412)	$(11,985)	$(21,079)
Net loss per share attributable to common stock holders, basic and diluted	$(1.80)	$(4.88)	$(4.23)	$(9.89)
Weighted average common stock shares outstanding, basic and diluted	3,244,920	2,133,790	2,834,079	2,132,113

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(5,848)	$(10,412)	$(11,985)	$(21,079)
Other comprehensive gain:
Change in unrealized gain on available-for-sale investments, net of tax	8	51	28	35
Comprehensive loss	$(5,840)	$(10,361)	$(11,957)	$(21,044)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Six Months Ended June 30, 2019
	(unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	2,285,952	$2	2,186,389	$31	$332,378	$(60)	$(298,701)	$33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	3	(3)	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	193,670	3	1,378	—	—	1,381
Stock-based compensation	—	—	—	—	571	—	—	571
Net unrealized gain on investments, net of tax	—	—	—	—	—	20		20
Net loss	—	—	—	—	—	—	(6,137)	(6,137)
Balance as of March 31, 2019	1,643,961	$2	2,609,342	$37	$334,324	$(40)	$(304,838)	$29,485
Issuance of common stock upon release of restricted stock units	—	—	7,487	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,515	—	8	—	—	8
Issuance of common stock from at the market offerings, net of offering costs	—	—	252,872	3	1,143	—	—	1,146
Issuance of common stock from registered direct offering, net			660,154	9	4,909			4,918
Stock-based compensation	—	—	—	—	509	—	—	509
Net unrealized gain on investments, net of tax	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(5,848)	(5,848)
Balance as of June 30, 2019	1,643,961	$2	3,531,370	$49	$340,893	$(32)	$(310,686)	$30,226

	Three and Six Months Ended June 30, 2018
	(unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2017	2,285,952	$2	2,129,968	$30	$328,519	$(120)	$(264,186)	$64,245
Issuance of common stock upon exercise of options and release of restricted stock units	—	—	2,823	—	8	—	—	8
Stock-based compensation	—	—	—	—	928	—	—	928
Net unrealized loss on investments, net of tax	—	—	—	—	—	(16)		(16)
Net loss	—	—	—	—	—	—	(10,667)	(10,667)
Balance as of March 31, 2018	2,285,952	$2	2,132,791	$30	$329,455	$(136)	$(274,853)	$54,498
Issuance of common stock upon exercise of options and release of restricted stock units	—	—	238	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,778	—	28	—	—	28
Stock-based compensation	—	—	—	—	1,211	—	—	1,211
Net unrealized gain on investments, net of tax	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	(10,412)	(10,412)
Balance as of June 30, 2018	2,285,952	$2	2,134,807	$30	$330,694	$(85)	$(285,265)	$45,376

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,985)	$(21,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	376
Stock-based compensation	1,080	2,139
Debt discount accretion and non-cash interest expense	387	501
Accretion of discount of available-for-sale investment securities	(200)	(119)
Amortization of right-of-use assets	349	—
Gain on disposal of property and equipment	(3)	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(361)	198
Accounts payable and accrued expenses	(816)	(1,780)
Contract liability	536	—
Operating lease liability	(155)	—
Net cash used in operating activities	(10,844)	(19,764)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(549)
Purchases of available-for-sale investment securities	(30,080)	(23,375)
Maturities of available-for-sale investment securities	29,000	42,500
Proceeds from sale of property and equipment	26	—
Net cash (used in) provided by investing activities	(1,064)	18,576
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	8	28
Proceeds from issuance of common stock through option exercises and release of restricted stock units	—	8
Proceeds from issuance of common stock through at the market offerings, net of offering costs	2,527	—
Proceeds from issuance of common stock through registered direct offering, net of offering costs	4,918	—
Repayments on borrowing	(4,000)	(667)
Net cash provided by (used in) financing activities	3,453	(631)
Net change in cash and cash equivalents	(8,455)	(1,819)
Cash and cash equivalents at beginning of period	22,962	21,091
Cash and cash equivalents at the end of period	$14,507	$19,272

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

Reverse Stock Split

On June 28, 2019, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on June 28, 2019 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on July 1, 2019. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, preferred stock conversions to common stock and per share amounts contained in our condensed consolidated financial statements have been retrospectively adjusted.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2019, we had an accumulated deficit of $310.7 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $42.4 million as of June 30, 2019, will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

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

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes. The most significant estimates in our condensed consolidated financial statements relate to clinical trials and research and development expense accruals. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

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

Revenue Recognition

We have entered into a research collaboration and option agreement. The terms of this arrangement include payments to us for research and development services and potential development milestone payments. Performance of obligations under the agreement began in the second quarter of 2019.

We evaluate our agreements under ASC 606, Revenue from Contracts with Customers (Topic 606) and ASC 808, Collaborative Arrangements (Topic 808). We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common share equivalents):

	Three and Six Months Ended June 30,
	2019	2018
Class X Preferred Stock (if-converted to common stock)	587,445	816,851
Common stock warrants	477,639	477,639
Common stock options and restricted stock units	409,568	425,450
Employee stock purchase plan	2,067	1,942
	1,476,719	1,721,882

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard was effective beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach. We adopted ASU No. 2016-02 on January 1, 2019 and recognized a $3.5 million right-of-use asset and $3.5 million lease liability in our condensed consolidated balance sheet for the discounted value of future lease payments from the adoption of this ASU. The adoption did not have any impact on our retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU No. 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2020, including periods within those fiscal years. We are currently evaluating the impact of ASU No. 2016-13 and do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial position or results of operations.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  ASU No. 2018-07 was effective for fiscal years beginning after December 15, 2018 which we adopted in January 1, 2019.  The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) to clarify the interaction between Topic 808 and Topic 606. A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Some entities apply revenue guidance directly or by analogy to all or part of their arrangements, and others apply a different accounting method as an accounting policy. Those accounting differences result in diversity in practice on how entities account for transactions on the basis of their view of the economics of the collaborative arrangement. The amendments for ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for which financial statements have not yet been issued and (2) for all other entities for periods which financial statements have not yet been made available for issuance. An entity may not adopt the amendments earlier than its adoption date of Topic 606. We decided to early adopt ASU No. 2018-18 and the adoption of this guidance did not have a material impact on our condensed consolidated financial position or results of operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019
Assets:
Current:
Cash equivalents	$10,828	$10,828	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,191	—	7,191	—
Commercial paper	13,404	—	13,404	—
Corporate debt securities	7,296	—	7,296	—
Total short-term investments	27,891	—	27,891	—
Total assets measured at fair value	$38,719	$10,828	$27,891	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018
Assets:
Current:
Cash equivalents	$16,019	$16,019	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,773	—	7,773	—
Commercial paper	6,144	—	6,144	—
Corporate debt securities	12,666	—	12,666	—
Total short-term investments	26,583	—	26,583	—
Total assets measured at fair value	$42,602	$16,019	$26,583	$—

As of June 30, 2019 and December 31, 2018, available-for-sale investments are detailed as follows (in thousands):

	June 30, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$7,186	$5	$—	$7,191
Commercial paper	13,404	—	—	13,404
Corporate debt securities	7,283	13	—	7,296
	$27,873	$18	$—	$27,891

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$7,777	$—	$(4)	$7,773
Commercial paper	6,144	—	—	6,144
Corporate debt securities	12,672	—	(6)	12,666
	$26,593	$—	$(10)	$26,583

As of June 30, 2019, all of our available-for-sale investments have a variety of effective maturity dates of less than one year. As of June 30, 2019, all available-for-sale investments are in gross unrealized gain positions.

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

3. Research Collaboration

In March 2019, we entered into a research collaboration and option agreement with CSL Behring (CSL) for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline (CSL Agreement). Under the terms of the collaboration, CSL will fund all research and development activities related to the development of the applicable product candidates for the duration of the collaboration. CSL reimburses us for all research and development activities. The research and development activities will be performed in six phases by both parties. The first phase totaling $0.6 million was reimbursed in May 2019 and future phases will be reimbursed on a quarterly basis.

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of June 30, 2019, no research milestone had been met.  We will grant CSL an option to negotiate licenses for worldwide rights to each investigational new drug (IND) candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the research collaboration and option agreement in its entirety or with respect to one or more synthetases upon 45 days notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency.

Revenue Recognition

We assessed our research collaboration with CSL in accordance with Topic 606 and concluded that CSL is a customer. We identified the following performance obligations under the CSL agreement: 1) research services; and 2) participation in the Joint Steering Committee. We concluded that the performance obligations are interrelated and do not have a standalone basis.  CSL has the rights to terminate the research collaboration upon 45 days notice, which is considered to be the legally enforceable contract term. Therefore, during the first phase of research services, we have a 45 day performance obligation and all research services beyond the initial 45 days performance obligation are considered a material right. In addition, each phase of research services represents a separate customer option since CSL must provide written notice of their intent to advance to the next phase.

Under the CSL agreement, CSL is obligated to pay us for the costs incurred by us under the research programs. The upfront payment of $0.6 million received in May 2019 was considered fixed consideration and we will recognize revenue on the upfront payment for the research service performance obligation as the services are performed. We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The research milestones under CSL agreement are variable consideration.  Because they are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included.  However, the milestones are only payable upon CSL’s decision to proceed to the next research phase for any program, and are therefore subject to CSL’s sole discretion.  Accordingly, the milestones are fully constrained and we will not recognize revenue related to these amounts until we have received notification from CSL that they would like to proceed with the next phase of a research program.  For the three months ended June 30, 2019, we recognized $94,000 as collaboration revenue under the CSL agreement.

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

Under the Loan Agreement, we were obligated to make interest only payments through June 1, 2018. Beginning June 2018, we were obligated to make consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. The Term Loans bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees.

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

As of June 30, 2019, the carrying value of our Term Loans consist of $11.3 million principal outstanding less the debt issuance costs of $0.2 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans.

In connection with the first tranche, we issued warrants to the Lenders to purchase an aggregate of 3,415 shares of our common stock with an exercise price of $43.93 per share. In connection with the second tranche, we issued warrants to the Lenders to purchase an aggregate of 1,489 shares of our common stock with an exercise price of $50.37 per share. In connection with the third tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 1,443 shares of our common stock with an exercise price of $51.98 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as a debt discount which is being accreted to interest expense over the life of Term Loans.

Term Loans and unamortized discount balances are as follows (in thousands):

June 30, 2019
Debt balance	$11,333
Less debt issuance costs and discount	(37)
Long-term debt, net of issuance costs and discount	11,296
Less current portion of long-term debt	(8,000)
Add accrual of final payment	1,304
Long-term debt, net of current portion and issuance costs and discount	$4,600

Current portion of long-term debt	$8,000
Less current portion of debt issuance costs and discount	(183)
Current portion of long-term debt, net of issuance costs and discount	$7,817

Future principal payments for the Term Loans are as follows (in thousands):

June 30, 2019
2019	$4,000
2020	7,333
Principal payments balance	$11,333

The final maturity payment of $1.8 million is accruing over the life of the Term Loans through interest expense.

Leases

We adopted ASU No. 2016-02, utilizing the modified retrospective transition method on January 1, 2019. We elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. We did not elect the hindsight practical expedient. We also made accounting policy elections not to apply the recognition requirements under ASU No. 2016-02 to any of our short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of our leases. Under ASU No. 2016-02, we determine if an arrangement is a lease at inception. The adoption of the new lease standard had a material impact on the condensed consolidated balance sheets, but did not have a material impact on the condensed consolidated statements of operations. The impact on the condensed consolidated balance sheet resulted in the recording of a $3.5 million right-of-use asset and a corresponding operating lease liability for the same amount. Our right-of-use assets consist of an operating lease for our facility headquarters. We also have an immaterial amount of prepaid financing leases that are included within other assets in our condensed consolidated balance sheets. We utilize a discount rate (incremental borrowing rate) of 9.60%. For the three months and six months ended June 30, 2019, we recorded an operating lease cost of $0.2 million and $0.5 million, respectively. For the three months and six months ended June 30, 2018, we recorded an operating lease cost of $0.3 million and $0.6 million, respectively. As of June 30, 2019, the weighted average remaining lease term was 3.9 years and the weighted average discount rate was 9.6%.

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

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of June 30, 2019 were as follows (in thousands):

Operating Lease
2019	$492
2020	1,002
2021	1,031
2022	1,062
Thereafter	404
Less: Amount representing interest	(654)
Present value of lease payments	3,337
Less: Current portion of operating lease liability	(705)
Long-term operating lease liability	$2,632

Related Party Transactions

Research Agreements and Funding Obligations

We provided funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We terminated our research funding and option agreement effective as of November 2018. For the three months and six months ended June 30, 2018, we recognized expense under the agreement in the amount $0.5 million and $1.0 million, respectively.  Paul Schimmel, Ph.D., a member of our board of directors, is a faculty member at TSRI and such payments funded a portion of his research activities conducted at TSRI.

Strategic Advisor Agreement

In November 2017, John D. Mendlein, Ph.D., a member of our Board of Directors since July 2010 and our Chief Executive Officer from September 2011 to November 2017, began serving as a strategic advisor to us pursuant to the terms of a strategic advisor agreement entered with Dr. Mendlein on November 1, 2017 (Strategic Advisor Agreement). In June 2019, Dr. Mendlein resigned from our Board of Directors and, in August 2019, we gave notice to terminate the Strategic Advisor Agreement effective September 2019. For the three months ended June 30, 2019 and 2018, we recognized expenses under the Strategic Advisor Agreement in the amount of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, we recognized expenses under the Strategic Advisor Agreement in the amount of $0.1 million and $0.3 million, respectively.

5. Stockholders’ Equity

At the Market Offering Program

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. In April 2019, we suspended and terminated the prospectus supplement and in May 2019, we terminated the ATM Offering Program with Cowen. During the six months ended June 30, 2019, we sold an aggregate of 193,670 shares of common stock at an average price of $7.35 per common share for net proceeds of $1.4 million under the ATM Offering Program with Cowen.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. During the three months ended June 30, 2019, we sold an aggregate of 252,872 shares of common stock at an average price of $5.49 per common share for net proceeds of $1.1 million under the ATM Offering Program with Wainwright.

Private Placement of Common Stock, Convertible Preferred Shares and Common Stock Warrants

In August 2017, we completed a private placement of common and preferred stock in which a select group of institutional investors, including Viking Global Opportunities Illiquid Investments Sub-Master, LP (VGO Fund) and other accredited investors, certain of whom are affiliated with our directors and officers (collectively, the Purchasers), purchased preferred stock and common stock. We issued to VGO Fund 126,985 shares of our common stock, at a price of $37.10 per share, 2,285,952 shares of our Class X Convertible Preferred Stock, at a price of $13.25 per share, and warrants to purchase up to 353,992 of additional shares of common stock. The remaining Purchasers purchased an aggregate of 292,453 shares of our common stock, at a price of $37.10 per share, and warrants to purchase up to 109,743 additional shares of our common stock. Gross proceeds from the private placement were $45.8 million. The warrants to purchase 463,735 shares of our common stock are exercisable at an exercise price of $64.92 per share, subject to adjustments as provided under the terms of the warrants. The warrants are immediately exercisable and expire on December 31, 2019.

Each share of preferred stock is convertible into approximately 0.357 shares of our common stock. In January 2019, the VGO Fund converted 641,991 shares of its preferred stock into 229,283 shares of common stock.

Registered Direct Offering

In April 2019, we entered into a securities purchase agreement (Purchase Agreement) with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 660,154 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $7.57 per share for gross proceeds of approximately $5.0 million.

Common Stock Reserved for Future Issuance

Pursuant to the automatic increase provisions of our 2015 Stock Option and Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), 87,368 additional shares were reserved for future issuance under the 2015 Plan on January 1, 2019 and 21,842 additional shares were reserved for future issuances under the 2015 ESPP on January 1, 2019.  At our 2019 Annual Meeting of Stockholders, our stockholders approved an amendment to our 2015 Plan to increase the number of common stock reserved for issuance under the 2015 Plan by 71,428 shares. Common stock reserved for future issuance is as follows:

June 30, 2019
Class X Preferred Stock (if-converted to common stock)	587,445
Common stock warrants	477,639
Common stock options and restricted stock units	409,568
Shares available under the 2015 Plan	214,984
Shares available under the 2015 ESPP	80,299
2,065,218

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2019:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	356,353	$62.61
Granted	75,852	$7.20
Canceled/forfeited/expired	(35,469)	$71.85
Outstanding as of June 30, 2019	396,736	$51.19

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	5.51 – 6.07	5.50 – 5.78	5.51 – 6.07	5.50 – 6.08
Risk-free interest rate	1.8% – 2.4%	3.0%	1.8% – 2.6%	2.3% – 3.0%
Expected volatility	97.2% – 101.0%	88.7% – 88.9%	97.2% – 101.0%	88.7% – 98.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2019:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	15,470	$11.91
Granted	5,356	$7.24
Released	(7,487)	$11.91
Forfeited	(507)	$11.90
Balance as of June 30, 2019	12,832	$9.96

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$87	$536	$203	$860
General and administrative	422	675	877	1,279
Total stock-based compensation expense	$509	$1,211	$1,080	$2,139

6. Subsequent Events

In July 2019, we sold an aggregate of 358,815 shares of common stock at a weighted average price of $5.38 per share through our ATM Offering Program with Wainwright for net proceeds of $1.9 million.

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

Within our synthetase platform, we are primarily focused on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, one of the 20 tRNA synthetase genes. Our clinical stage product candidate, ATYR1923, is a fusion protein comprised of the immuno-modulatory domain of HARS fused to the FC region of a human antibody. ATYR1923 is also a selective modulator of Neuropilin-2 (NRP2) that downregulates the innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential therapeutic for patients with interstitial lung diseases (ILDs), a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue.  We selected pulmonary sarcoidosis as our first ILD indication and we are currently enrolling a Phase 1b/2a proof-of-concept clinical trial. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as chronic hypersensitivity pneumonitis and connective tissue disease ILD.

In conjunction with our clinical development of ATYR1923, we have in parallel been expanding our knowledge of tRNA synthetases and NRP2 biology through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement with CSL Behring for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL Behring will fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. We are also working closely with other collaborators and academia to further research in these areas.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic potential of tRNA synthetase biology, including the preclinical development of and clinical trials for our product candidates, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through June 30, 2019, have funded our operations primarily through the sales of equity securities and convertible debt and through venture debt and term loans.

In April 2019, we entered into a securities purchase agreement (Purchase Agreement) with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 660,154 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $7.57 per share for gross proceeds of approximately $5.0 million.

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. In April 2019, we suspended and terminated the prospectus supplement and in May 2019, we terminated the ATM Offering Program with Cowen. Under the ATM Offering Program with Cowen, we sold an aggregate of 243,393 shares of common stock at an average price of $7.88 per common share for net proceeds of $1.8 million.

In June 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM Offering Program with Wainwright, we have sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the six months ended June 30, 2019 and 2018, we have incurred consolidated net losses of $12.0 million and $21.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $310.7 million.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of June 30, 2019. All intercompany transactions and balances are eliminated in consolidation.

Leases

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016‑02, Leases (Topic 842) (ASU No. 2016-02). For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

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

We evaluate our agreements under ASC 606, Revenue from Contracts with Customers (Topic 606) and ASC 808, Collaborative Arrangements (Topic 808). We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immuno-modulators (including funding of our former research collaborations with The Scripps Research Institute) and, more recently research efforts related to NRP2 biology. These expenses consist primarily of:

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and will consist primarily of costs related to the advancement of our ATYR1923 program into a Phase 1b/2a clinical trial and research, and other potential therapeutics based on our tRNA synthetase biology and NRP2 biology.

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

There have been no significant changes to our critical accounting policies since December 31, 2018, with the exception of changes made upon adoption of ASU No. 2016-02 and the related supplemental ASUs. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Increase /
	2019	2018	(Decrease)
Research and development expenses	$3,314	$6,484	$(3,170)
General and administrative expenses	2,421	3,476	(1,055)
Other income (expense), net	(207)	(452)	245

Research and development expenses. Research and development expenses were $3.3 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $3.2 million was due primarily to a $1.5 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, a decrease of $0.5 million in costs associated with the research collaboration with The Scripps Research Institute which we terminated effective November 2018, a decrease of $0.3 million related to lower product manufacturing costs, and a $0.9 million decrease in research and development expenses which includes non-clinical studies.

General and administrative expenses. General and administrative expenses were at $2.4 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $1.1 million was due primarily to a $0.8 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, and a $0.3 million decrease in professional fees.

Other income (expense), net. Other expense was $0.2 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. The $0.2 million decrease was primarily a result of lower balances on our loans with our Lenders which we started paying down in June 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Increase /
	2019	2018	(Decrease)
Research and development expenses	$6,659	$12,634	$(5,975)
General and administrative expenses	4,953	7,546	(2,593)
Other income (expense), net	(467)	(899)	(432)

Research and development expenses. Research and development expenses were $6.7 million and $12.6 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $6.0 million was due primarily to a $2.6 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, a decrease of $1.0 million in costs associated with our research collaboration with The Scripps Research Institute which we terminated effective November 2018, a decrease of $0.7 million related to lower product manufacturing costs, and a $1.7 million decrease in research and development expenses which includes non-clinical studies.

General and administrative expenses. General and administrative expenses were at $5.0 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $2.6 million was due primarily to a $1.9 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, and a $0.7 million decrease in professional fees.

Other income (expense), net. Other expense was $0.5 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. The $0.4 million decrease was primarily a result of lower balances on our loans with our Lenders which we started paying down in June 2018.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2019, we had an accumulated deficit of $310.7 million and we expect to continue to incur net losses for the foreseeable future.  We believe that our existing cash, cash equivalents and available-for-sale investments of $42.4 million as of June 30, 2019, will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through June 30, 2019, we have financed our operations primarily through the sale of equity securities, convertible debt, venture debt and term loans.

Equity Securities

In April 2019, we entered into a Purchase Agreement with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 660,154 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $7.57 per share for gross proceeds of approximately $5.0 million.

In June 2016, we entered into a sales agreement with Cowen for an ATM Offering Program, under which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. In April 2019, we suspended and terminated the prospectus supplement related to our ATM Offering Program. In May 2019, we terminated the ATM Offering Program. Under the ATM Offering Program with Cowen, we sold an aggregate of 243,393 shares of common stock at an average price of $7.88 per common share for net proceeds of $1.8 million.

In June 2019, we entered into a sales agreement with Wainwright to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM Offering Program with Wainwright, we have sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million.

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

Under the Loan Agreement, we were obligated to make interest-only payments through June 1, 2018. Beginning June 2018, we were obligated to make consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. Accordingly, we started paying the principal balance of the Term Loans in June 2018. The Term Loans bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(10,844)	$(19,764)
Investing activities	(1,064)	18,576
Financing activities	3,453	(631)
Net decrease in cash	$(8,455)	$(1,819)

Operating activities. Net cash used in operating activities was $10.8 million and $19.8 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operating activities for the six months ended June 30, 2019 was primarily related to our net loss of $12.0 million, adjusted for non-cash stock-based compensation expense of $1.1 million and net cash outflows from the changes in our operating assets and liabilities of $0.8 million. Net cash used in operating activities for the six months ended June 30, 2018 was primarily related to our net loss of $21.1 million, adjusted for non-cash stock-based compensation expense of $2.1 million and net cash outflows from the changes in our operating assets and liabilities of $1.6 million.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2019 was primarily due to net purchases of investment securities of $1.1 million. Net cash provided by investing activities for the six months ended June 30, 2018 was primarily due to net maturities of investment securities $19.1 million. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs. Cash required for our immediate operating needs during the six months ended June 30, 2019 was less than our immediate operating requirements during the six months ended June 30, 2018.

Financing activities. Net cash provided in financing activities for the six months ended June 30, 2019 consisted of $4.9 million proceeds from issuance of common stock through a registered direct offering, net of offering costs and $2.5 million proceeds from issuance of common stock through ATM Offering Programs, net of offering costs, offset by a $4.0 million repayment on our Term Loans. Net cash used in financing activities for the six months ended June 30, 2018 consisted of a $0.7 million repayment on our Term Loans.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, continue our research and development activities with respect to other potential therapies based on our tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our current and planned clinical trials of ATYR1923;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes.  These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of June 30, 2019, we had cash and cash equivalents, and available-for-sale investments totaling $42.4 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of June 30, 2019, the increase would not have had a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2019, our cash, cash equivalents and available-for-sale investments were approximately $42.4 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Our future funding requirements will depend on many factors, including but not limited to:

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

In November 2016, we entered into a loan and security agreement and subsequently entered amendments (collectively, the Loan Agreement), the term loans with the Lenders to borrow up to $20.0 million, issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. As of June 30, 2019, the carrying value of our Term Loans consist of $11.3 million principal outstanding less the debt issuance costs of $0.2 million. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our respective subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $12.0 million and $21.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $310.7 million.

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

•	maintaining, protecting and expanding our intellectual property portfolio;
•	obtaining market acceptance of tRNA synthetase-based therapeutics and our product candidates as viable treatment options for our target indications;
•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology or NRP2 biology;

•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that any clinical trials that we are conducting, including our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, or may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.  Any inability to initiate or complete our clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

If the results of our clinical trials, including our ongoing ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (REMS); be subject to litigation; or experience damage to our reputation.

To date, the safety and efficacy of ATYR1923 in humans has not been studied to any significant extent. Accordingly, ATYR1923 and future product candidates could potentially cause adverse events that have not yet been predicted. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease. As described above, any of these events could prevent us from successfully completing the clinical development of our product candidates and impair our ability to commercialize any products.

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including ATYR1923, or experience significant delays in doing so, our business will be materially harmed.

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the Resokine pathway and NRP2 biology, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

We may encounter difficulties enrolling patients in our clinical trials for a variety of reasons, including the limited number of patients who have the diseases for which certain of our product candidates are being studied, which could delay or halt the clinical development of our product candidates.

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Certain of the conditions for which we may elect to evaluate our product candidates may be rare diseases with limited patient pools from which to draw for clinical trials. For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. In particular, for our ATYR1923 Phase 1b/2a trial, patients must, among other criteria: (i) have a biopsy-proven diagnosis of pulmonary sarcoidosis for a defined period of time; (ii) have symptomatic or active disease based on pulmonary function test, dyspnea evaluation and FDG-PET scan; and (iii) be on a stable dose of steroids at a certain dosage. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates or limitations required by trial protocols.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials, including our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, in a timely manner may also be affected by other factors, including:

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2, as a receptor for ATYR1923 and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based these new areas of biology, including ATYR1923 and additional product candidates arising from the Resokine pathway or other pathways. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins and related antibodies from the Resokine pathway and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work in tRNA synthetase and NRP2 biology and our product candidates represent a new therapeutic approach, developing and commercializing our product candidates, including ATYR1923, subjects us to a number of challenges, including:

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

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from nonclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with interstitial lung disease, or ILD, which forms the basis for our ongoing clinical trial of ATYR1923 in patients with pulmonary sarcoidosis.

Our knowledge of the activity of this pathway in Jo-1 antibody patients may not be applicable to our target patient populations. In addition, our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of molecules containing the iMod domain may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of NRP2 in the mechanism of action of ATYR1923, we are still expanding our knowledge of the role of the NRP2 pathway, and in particular how the Resokine pathway modulates disease pathology. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

We have previously conducted and we may conduct additional clinical trials of ATYR1923 outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of ATY1923 in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous ATYR1923 in 36 healthy volunteers. In addition, we may choose to conduct additional clinical trials for ATYR1923 in countries outside the United States, subject to applicable regulatory approval.

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

A key element of our strategy is to expand applications of ATYR1923 to additional immune-mediated diseases and leverage our discovery engine to identify the therapeutic potential of NRP2 biology and extracellular proteins derived from tRNA synthetases (or antibodies targeting tRNA synthetase biology) to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

As a public company, we have incurred and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

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

We are located in San Diego, California and our manufacturing activities are conducted by contract manufacturing organizations at various locations in the United States. We conducted our Phase I clinical trial for ATYR1923 in Australia and sponsor research in Hong Kong. Our current ATYR1923 Phase 1b/2a trial is being conducted in ranks sites across the United States and may expand to sites in Europe. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could complete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILDs.

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

In addition, drug prices are under significant scrutiny in the markets in which our products may be sold. Drug pricing and other health care costs continues to be subject to intense political and societal pressures which we anticipate will continue and escalate on a global basis. If coverage and reimbursement is available only to limited levels, we may not be able to successfully commercialize our product candidates for which we obtain marketing approval. As a result, we may have difficulty raising capital and our results of operations may be adversely impacted.

Risks related to the ownership of our common stock

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•	any delay in filing a BLA or IND for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or IND;
•	failure to successfully develop and commercialize our product candidates;
•	the perception of limited market sizes or pricing for our product candidates;
•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;

•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	inability to obtain additional capital;
•	failure to meet or exceed financial or operational projections we may provide to the public;
•	failure to meet or exceed the financial or operational projections of the investment community;
•	the perception of the pharmaceutical industry by the public, politicians, legislatures, regulators and the investment community;
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or they issue an adverse or misleading opinion regarding our stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	a potential additional reverse stock split if we are unable to maintain a stock price above $1.00 per share of common stock; and
•	trading volume of our common stock.

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

As of August 7, 2019, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 45.5% of our voting stock. One of our principal stockholders owns all shares of our outstanding non-voting convertible preferred stock, which, if converted, would further increase the percentage of our voting stock held by our executive officers, directors, principal stockholders and their affiliates. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the pricing of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. For example, in April 2019, we entered into a securities purchase agreement and sold 660,154 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $7.57 per share for gross proceeds of approximately $5.0 million. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Any future debt financings may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we were able to sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. In April 2019, we suspended and terminated the prospectus supplement and in May 2019, we terminated the ATM Offering Program with Cowen. Under the ATM Offering Program with Cowen, we sold an aggregate of 243,393 shares of common stock at an average price of $7.88 per common share for net proceeds of $1.8 million. In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM Offering Program with Wainwright, we have sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million.

In addition, sales of a substantial number of shares of our common stock by our existing stockholders (including those stockholders who purchased securities in our Private Placement) in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act pursuant to a registration and voting rights agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. For example, we registered 410,007 shares of our common stock, 816,851 shares of our common stock issuable upon the conversion of an aggregate of 2,285,952 shares of Class X Convertible Preferred Stock and 460,194 shares of our common stock issuable upon exercise of warrants issued by us in the Private Placement for resale on a Form S-3, which was declared effective by the SEC on September 27, 2017. As a result, the common stock is currently available for resale to the public and to the extent warrants are exercised by the holders and the Class X Preferred Stock is converted to common stock, any shares of such common stock may result in dilution to our stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. For example, in August 2018, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (Nasdaq) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement).

In February 2019, we transferred the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market. On June 28, 2019, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on June 28, 2019 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on July 1, 2019. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, preferred stock conversions into common stock and per share amounts contained in our condensed consolidated financial statements have been retrospectively adjusted.

On July 16, 2019, we were notified by Nasdaq that as of July 15, 2019 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the Minimum Bid Price Requirement. There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future.

If in the future we are not able to maintain compliance with the Minimum Bid Price Requirement within an allotted grace period, our shares of common stock would be subject to delisting. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOLs), and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through September 7, 2011 and determined that on November 30, 2006 an ownership change occurred, for which we have adjusted our NOL and research and development tax credit carryforwards. We also determined that an ownership change occurred subsequent to September 7, 2011; however, we decided to postpone completing another Section 382 study until we have the ability to begin utilizing our NOLs. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.4	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Form of Warrant to Purchase Common Stock	8-K	001-37378	10.3	August 28, 2017
4.9	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.10	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 10, 2019

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.2	Common Stock Sales Agreement, dated May 21, 2019, between the Registrant and H.C. Wainwright & Co., LLC	8-K	001-37378	10.1	May 22, 2019
10.3	Amendment No. 1 to Common Stock Sales Agreement, dated June 18, 2019, between the Registrant and H.C. Wainwright & Co., LLC	S-3/A	333-231658	1.3	June 18, 2019
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: August 14, 2019	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)