Form 10-Q
period 2019-09-30
aTYR PHARMA INC
filed 2019-11-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, there were 3,890,185 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,341	$22,962
Available-for-sale investments, short-term	20,723	26,583
Prepaid expenses and other assets	1,080	1,258
Total current assets	39,144	50,803
Property and equipment, net	1,386	1,853
Right-of-use assets	2,994	—
Other assets	221	90
Total assets	$43,745	$52,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,324	$1,040
Accrued expenses	1,579	2,026
Contract liability	352	—
Current portion of operating lease liability	729	—
Current portion of long-term debt, net of issuance costs and discount	7,844	7,767
Total current liabilities	11,828	10,833
Long-term operating lease liability, net of current portion	2,439	—
Long-term debt, net of current portion and issuance costs and discount	2,742	8,263
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 1,643,961 and 2,285,952 as of September 30, 2019 and December 31, 2018, respectively	2	2
Common stock, $0.001 par value; 10,714,286 authorized shares; issued and outstanding shares – 3,890,185 and 2,186,389 as of September 30, 2019 and December 31, 2018, respectively	50	31
Additional paid-in capital	343,048	332,378
Accumulated other comprehensive loss	(33)	(60)
Accumulated deficit	(316,331)	(298,701)
Total stockholders’ equity	26,736	33,650
Total liabilities and stockholders’ equity	$43,745	$52,746

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Revenues:
Collaboration revenue	$184	$—	$278	$—
Total revenues	184	—	278	—
Operating expenses:
Research and development	3,799	4,202	10,458	16,836
General and administrative	1,883	2,475	6,836	10,021
Total operating expenses	5,682	6,677	17,294	26,857
Loss from operations	(5,498)	(6,677)	(17,016)	(26,857)
Total other income (expense), net	(147)	(437)	(614)	(1,336)
Net loss	$(5,645)	$(7,114)	$(17,630)	$(28,193)
Net loss per share attributable to common stock holders, basic and diluted	$(1.47)	$(3.33)	$(5.55)	$(13.22)
Weighted average common stock shares outstanding, basic and diluted	3,846,249	2,134,909	3,175,177	2,133,055

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(5,645)	$(7,114)	$(17,630)	$(28,193)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(1)	28	27	63
Comprehensive loss	$(5,646)	$(7,086)	$(17,603)	$(28,130)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Nine Months Ended September 30, 2019 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance as of December 31, 2018	2,285,952	$2	2,186,389	$31	$332,378	$(60)	$(298,701)	$33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	3	(3)	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	193,670	3	1,378	—	—	1,381
Stock-based compensation	—	—	—	—	571	—	—	571
Net unrealized gain on investments, net of tax	—	—	—	—	—	20		20
Net loss	—	—	—	—	—	—	(6,137)	(6,137)
Balance as of March 31, 2019	1,643,961	$2	2,609,342	$37	$334,324	$(40)	$(304,838)	$29,485
Issuance of common stock upon release of restricted stock units	—	—	7,487	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,515	—	8	—	—	8
Issuance of common stock from at the market offerings, net of offering costs	—	—	252,872	3	1,143	—	—	1,146
Issuance of common stock from registered direct offering, net of offering costs	—	—	660,154	9	4,909	—	—	4,918
Stock-based compensation	—	—	—	—	509	—	—	509
Net unrealized gain on investments, net of tax	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(5,848)	(5,848)
Balance as of June 30, 2019	1,643,961	$2	3,531,370	$49	$340,893	$(32)	$(310,686)	$30,226
Issuance of common stock from at the market offerings, net of offering costs	—	—	358,815	1	1,877	—	—	1,878
Stock-based compensation	—	—	—	—	278	—	—	278
Net unrealized loss on investments, net of tax	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(5,645)	(5,645)
Balance as of September 30, 2019	1,643,961	$2	3,890,185	$50	$343,048	$(33)	$(316,331)	$26,736

	Three and Nine Months Ended September 30, 2018 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance as of December 31, 2017	2,285,952	$2	2,129,968	$30	$328,519	$(120)	$(264,186)	$64,245
Issuance of common stock upon exercise of options and release of restricted stock units	—	—	2,823	—	8	—	—	8
Stock-based compensation	—	—	—	—	928	—	—	928
Net unrealized loss on investments, net of tax	—	—	—	—	—	(16)		(16)
Net loss	—	—	—	—	—	—	(10,667)	(10,667)
Balance as of March 31, 2018	2,285,952	$2	2,132,791	$30	$329,455	$(136)	$(274,853)	$54,498
Issuance of common stock upon exercise of options and release of restricted stock units	—	—	238	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,778	—	28	—	—	28
Stock-based compensation	—	—	—	—	1,211	—	—	1,211
Net unrealized gain on investments, net of tax	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	(10,412)	(10,412)
Balance as of June 30, 2018	2,285,952	$2	2,134,807	$30	$330,694	$(85)	$(285,265)	$45,376
Issuance of common stock upon exercise of options and release of restricted stock units	—	—	609	—	6	—	—	6
Stock-based compensation	—	—	—	—	690	—	—	690
Net unrealized gain on investments, net of tax	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(7,114)	(7,114)
Balance as of September 30, 2018	2,285,952	$2	2,135,416	$30	$331,390	$(57)	$(292,379)	$38,986

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(17,630)	$(28,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	567
Stock-based compensation	1,358	2,829
Debt discount accretion and non-cash interest expense	556	743
Accretion of discount of available-for-sale investment securities	(245)	(213)
Amortization of right-of-use assets	536	—
Gain on disposal of property and equipment	(28)	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	9	182
Accounts payable and accrued expenses	(159)	(2,139)
Contract liability	352	—
Operating lease liability	(324)	—
Net cash used in operating activities	(15,097)	(26,224)
Cash flows from investing activities:
Purchases of property and equipment	(38)	(585)
Purchases of available-for-sale investment securities	(34,668)	(23,375)
Maturities of available-for-sale investment securities	40,800	63,265
Proceeds from sale of property and equipment	51	—
Net cash provided by investing activities	6,145	39,305
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	8	28
Proceeds from issuance of common stock through option exercises and release of restricted stock units	—	14
Proceeds from issuance of common stock through at the market offerings, net of offering costs	4,405	—
Proceeds from issuance of common stock through registered direct offering, net of offering costs	4,918	—
Repayments on borrowings	(6,000)	(2,667)
Net cash provided by (used in) financing activities	3,331	(2,625)
Net change in cash and cash equivalents	(5,621)	10,456
Cash and cash equivalents at beginning of period	22,962	21,091
Cash and cash equivalents at the end of period	$17,341	$31,547

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2019, we had an accumulated deficit of $316.3 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments of $38.1 million as of September 30, 2019, will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

Prior period amounts continue to be reported in accordance with our historical accounting practices under previous lease guidance, Accounting Standards Codification (ASC) 840, Leases. See “―Recent Accounting Pronouncements” below, for more information about the impact of the adoption on ASU No. 2016-02.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, common stock options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common share equivalents):

	Three and Nine Months Ended September 30,
	2019	2018
Class X Preferred Stock (if-converted to common stock)	587,445	816,851
Common stock warrants	477,639	477,639
Common stock options and restricted stock units	402,538	401,168
Employee stock purchase plan	2,067	1,942
	1,469,689	1,697,600

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard was effective beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach. We adopted ASU No. 2016-02 on January 1, 2019 and recognized a $3.5 million right-of-use asset and $3.5 million lease liability in our condensed consolidated balance sheet for the discounted value of future lease payments from the adoption of this ASU. The adoption did not have any impact on our accumulated deficit.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  ASU No. 2018-07 was effective for fiscal years beginning after December 15, 2018 and we adopted it on January 1, 2019.  The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to provide updates for technical corrections, clarifications, and other minor improvements that affect a wide variety of Topics in the Codification including Amendments to Subtopic 718-40, Compensation–Stock Compensation–Income Taxes, which clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined, including deductions that are taken on the entity’s tax return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved. ASU No. 2018-09 included other Topics which currently do not apply to us. The transition and effective date of ASU No. 2018-09 are based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and are effective immediately and others have transition guidance with effective dates for annual periods beginning after December 15, 2018 which we adopted on January 1, 2019. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) to clarify the interaction between Topic 808 and Topic 606. A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Some entities apply revenue guidance directly or by analogy to all or part of their arrangements, and others apply a different accounting method as an accounting policy. Those accounting differences result in diversity in practice on how entities account for transactions on the basis of their view of the economics of the collaborative arrangement. The amendments for ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for which financial statements have not yet been issued and (2) for all other entities for periods which financial statements have not yet been made available for issuance. An entity may not adopt the amendments earlier than its adoption date of Topic 606. We early adopted ASU No. 2018-18 in the second quarter of 2019 and the adoption of this guidance did not have a material impact on our condensed consolidated financial position or results of operations.

2. Fair Value Measurements

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to us for loans with similar terms, which is considered a Level 2 input, we believe that the carrying value of our long-term debt approximates its fair value. Investment securities are recorded at fair value.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2019
Assets:
Current:
Cash equivalents	$16,016	$16,016	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	4,297	—	4,297	—
Commercial paper	9,357	—	9,357	—
Corporate debt securities	7,069	—	7,069	—
Total short-term investments	20,723	—	20,723	—
Total assets measured at fair value	$36,739	$16,016	$20,723	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018
Assets:
Current:
Cash equivalents	$16,019	$16,019	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,773	—	7,773	—
Commercial paper	6,144	—	6,144	—
Corporate debt securities	12,666	—	12,666	—
Total short-term investments	26,583	—	26,583	—
Total assets measured at fair value	$42,602	$16,019	$26,583	$—

As of September 30, 2019 and December 31, 2018, available-for-sale investments are detailed as follows (in thousands):

	September 30, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$4,292	$5	$—	$4,297
Commercial paper	9,357	—	—	9,357
Corporate debt securities	7,057	12	—	7,069
	$20,706	$17	$—	$20,723

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$7,777	$—	$(4)	$7,773
Commercial paper	6,144	—	—	6,144
Corporate debt securities	12,672	—	(6)	12,666
	$26,593	$—	$(10)	$26,583

As of September 30, 2019, all of our available-for-sale investments had a variety of effective maturity dates of less than one year. As of September 30, 2019, all available-for-sale investments were in gross unrealized gain positions.

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

3. Research Collaboration

In March 2019, we entered into a research collaboration and option agreement with CSL for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline (CSL Agreement). Under the terms of the CSL Agreement, CSL will fund all research and development activities related to the development of the applicable product candidates for the duration of the collaboration. CSL reimburses us for all research and development activities. The research and development activities will be performed in six phases by both parties. The first phase totaling $0.6 million was funded in May 2019 and future phases will be funded on a quarterly basis.

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of September 30, 2019, no research milestone had been met. We will grant CSL an option to negotiate licenses for worldwide rights to each investigational new drug (IND) candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the research collaboration and option agreement in its entirety or with respect to one or more synthetases upon 45 days notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency of the other party.

We assessed our research collaboration with CSL in accordance with Topic 606 and concluded that CSL is a customer. We identified the following performance obligations under the CSL Agreement: 1) research services; and 2) participation in the Joint Steering Committee. We concluded that the performance obligations are interrelated and do not have a standalone basis. CSL has the right to terminate the research collaboration upon 45 days notice, which is considered to be the legally enforceable contract term. Therefore, during the first phase of research services, we have a 45 day performance obligation and all research services beyond the initial 45 days performance obligation are considered a material right. In addition, each phase of research services represents a separate customer option since CSL must provide written notice of their intent to advance to the next phase.

Under the CSL Agreement, CSL is obligated to pay us for the costs incurred by us under the research programs. The payment of $0.6 million for the first phase of the research program received in May 2019 was considered fixed consideration and we will recognize revenue on the payment for the research service performance obligation as the services are performed. We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The option fees based on research milestones under the CSL Agreement are variable consideration.  Because they are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included.  However, the milestones are only payable upon CSL’s decision to proceed to the next research phase for any program, and are therefore subject to CSL’s sole discretion.  Accordingly, the milestones are fully constrained and we will not recognize revenue related to these amounts until we have received notification from CSL that they would like to proceed with the next phase of a research program.  For the three and nine months ended September 30, 2019, we recognized $184,000 and $278,000 respectively, as collaboration revenue under the CSL Agreement.

4. Debt, Commitments and Contingencies

Term Loans

In November 2016, we entered into a loan and security agreement and subsequently entered amendments (collectively, the Loan Agreement), for term loans with Silicon Valley Bank and Solar Capital Ltd. (the Lenders), to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

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

The obligations under the Term Loans are secured by liens on our tangible personal property and we agreed to not encumber any of our intellectual property. The Term Loans include a material adverse change clause, which enables the Lenders to require immediate repayment of the outstanding debt if we experience a material adverse change. The material adverse change clause covers a material impairment in the perfection or priority of the Lenders’ lien in the underlying collateral or in the value of such collateral, material adverse change in business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation.

As of September 30, 2019, the carrying value of our Term Loans consisted of $9.3 million principal outstanding and a $1.4 million accretion of the final payment less the debt issuance costs of $0.2 million. The final payment of $1.8 million is accruing over the life of the Term Loans through interest expense and is due in the fourth quarter of 2020. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans.

In connection with the first tranche, we issued warrants to each of the Lenders to purchase an aggregate of 3,415 shares of our common stock with an exercise price of $43.93 per share. In connection with the second tranche, we issued warrants to each of the Lenders to purchase an aggregate of 1,489 shares of our common stock with an exercise price of $50.37 per share. In connection with the third tranche, we issued warrants to each of the Lenders to purchase an aggregate of 1,443 shares of our common stock with an exercise price of $51.98 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as a debt discount which is being accreted to interest expense over the life of Term Loans.

Term Loans and unamortized discount balances are as follows (in thousands):

September 30, 2019
Debt balance	$9,333
Less debt issuance costs and discount	(8)
Long-term debt, net of issuance costs and discount	9,325
Less current portion of long-term debt	(8,000)
Add accrual of final payment	1,417
Long-term debt, net of current portion and issuance costs and discount	$2,742

Current portion of long-term debt	$8,000
Less current portion of debt issuance costs and discount	(156)
Current portion of long-term debt, net of issuance costs and discount	$7,844

Future principal payments for the Term Loans are as follows (in thousands):

September 30, 2019
2019	$2,000
2020	7,333
Principal payments balance	$9,333

Leases

We adopted ASU No. 2016-02, utilizing the modified retrospective transition method on January 1, 2019. We elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. We did not elect the hindsight practical expedient. We also made accounting policy elections not to apply the recognition requirements under ASU No. 2016-02 to any of our short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of our leases. Under ASU No. 2016-02, we determine if an arrangement is a lease at inception. The adoption of the new lease standard had a material impact on the condensed consolidated balance sheets, but did not have a material impact on the condensed consolidated statements of operations. The impact on the condensed consolidated balance sheet resulted in the recording of a $3.5 million right-of-use asset and a corresponding operating lease liability for the same amount. Our right-of-use assets consist of an operating lease for our facility headquarters. We also have an immaterial amount of prepaid financing leases that are included within other assets in our condensed consolidated balance sheets. We utilize a discount rate (incremental borrowing rate) of 9.60%. For the three and nine months ended September 30, 2019, we recorded an operating lease cost of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2018, we recorded an operating lease cost of $0.3 million and $0.8 million, respectively. As of September 30, 2019, the weighted average remaining lease term was 3.7 years and the weighted average discount rate was 9.6%.

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

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of September 30, 2019 were as follows (in thousands):

Operating Lease
2019	$247
2020	1,002
2021	1,031
2022	1,062
Thereafter	404
Less: Amount representing interest	(578)
Present value of lease payments	3,168
Less: Current portion of operating lease liability	(729)
Long-term operating lease liability	$2,439

Related Party Transactions

We provided funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We terminated our research funding and option agreement effective as of November 2018. For the three and nine months ended September 30, 2018, we recognized expense under the agreement in the amount $0.5 million and $1.5 million, respectively.  Paul Schimmel, Ph.D., a member of our board of directors, is a faculty member at TSRI and such payments funded a portion of his research activities conducted at TSRI.

5. Stockholders’ Equity

At the Market Offering Program

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. In May 2019, we terminated the ATM Offering Program with Cowen. During the year and prior to termination in May 2019, we sold an aggregate of 193,670 shares of common stock at an average price of $7.35 per common share for net proceeds of $1.4 million under the ATM Offering Program with Cowen.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. During the nine months ended September 30, 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million under the ATM Offering Program with Wainwright.

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

Registered Direct Offering

In April 2019, we entered into a securities purchase agreement with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 660,154 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $7.57 per share for gross proceeds of approximately $5.0 million.

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

September 30, 2019
Class X Preferred Stock (if-converted to common stock)	587,445
Common stock warrants	477,639
Common stock options and restricted stock units	402,538
Shares available under the 2015 Plan	222,014
Shares available under the 2015 ESPP	80,299
1,769,935

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2019:

	Number of Outstanding Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	356,353	$62.61
Granted	76,472	$7.17
Canceled/forfeited/expired	(43,119)	$66.09
Outstanding as of September 30, 2019	389,706	$51.35

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	5.98 – 6.04	6.02 – 6.08	5.51 – 6.07	5.50 – 6.08
Risk-free interest rate	1.4%	2.9%	1.4% – 2.6%	2.3% – 3.0%
Expected volatility	100.7% – 101.0%	88.4% – 88.9%	97.2% – 101.0%	88.4% – 98.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2019:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	15,470	$11.91
Granted	5,356	$7.24
Released	(7,487)	$11.91
Forfeited	(507)	$11.90
Balance as of September 30, 2019	12,832	$9.96

Stock-based Compensation

The allocation of stock-based compensation for all options, 2015 ESPP purchase rights and restricted stock units is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$82	$204	$285	$1,064
General and administrative	196	486	1,073	1,765
Total stock-based compensation expense	$278	$690	$1,358	$2,829

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this Quarterly Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, timing of future events and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on novel immunological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality of tRNA synthetases. Based on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes.

Within our synthetase platform, we are primarily focused on the therapeutic translation of the Resokine pathway, comprised of extracellular proteins derived from the histidyl tRNA synthetase (HARS) gene family, one of the 20 tRNA synthetase genes. Our clinical stage product candidate, ATYR1923, is a fusion protein comprised of the immuno-modulatory domain of HARS fused to the FC region of a human antibody. ATYR1923 is also a selective modulator of Neuropilin-2 (NRP2) that downregulates the innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential therapeutic for patients with interstitial lung diseases (ILDs), a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue.  We selected pulmonary sarcoidosis as our first ILD indication and we are currently enrolling a proof-of-concept Phase 1b/2a clinical trial. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as chronic hypersensitivity pneumonitis and connective tissue disease ILD.

In conjunction with our clinical development of ATYR1923, we have in parallel been expanding our knowledge of tRNA synthetases and NRP2 biology through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement with CSL Behring (CSL) for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL will fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. We are also working closely with other collaborators and academia to further research in these areas.

Since our inception in 2005, we have devoted substantially all of our resources to the therapeutic potential of tRNA synthetase biology, including the preclinical development of and clinical trials for our product candidates, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. We have not generated any revenue from product sales and, through September 30, 2019, have funded our operations primarily through the sales of equity securities and convertible debt and through venture debt and term loans.

We have never been profitable and have incurred net losses in each annual and quarterly period since our inception. For the nine months ended September 30, 2019 and 2018, we have incurred consolidated net losses of $17.6 million and $28.2 million, respectively. As of September 30, 2019, we had an accumulated deficit of $316.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly as we continue to advance ATYR1923 in clinical development, continue our research and development activities with respect to other potential therapies based on our tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited, as of September 30, 2019. All intercompany transactions and balances are eliminated in consolidation.

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

Prior period amounts continue to be reported in accordance with our historical accounting practices under previous lease guidance, Accounting Standards Codification (ASC) 840, Leases. See “―Recent Accounting Pronouncements” in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information about the impact of the adoption on ASU No. 2016-02.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immuno-modulators (including funding of our former research collaboration with The Scripps Research Institute) and, more recently research efforts related to NRP2 biology. These expenses consist primarily of:

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and will consist primarily of costs related to our ATYR1923 Phase 1b/2a clinical trial and research, and other potential therapeutics based on our tRNA synthetase biology and NRP2 biology.

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

Other Income (Expense)

Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and available-for-sale investments and interest expense on our loans outstanding with Silicon Valley Bank and Solar Capital Ltd. (the Lenders) as discussed below.

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

There have been no significant changes to our critical accounting policies since December 31, 2018, with the exception of changes made upon adoption of ASU No. 2016-02 and the related supplemental ASUs. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this Quarterly.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase /
	2019	2018	(Decrease)
Revenues	$184	$—	$184
Research and development expenses	3,799	4,202	(403)
General and administrative expenses	1,883	2,475	(592)
Other income (expense), net	(147)	(437)	(290)

Revenue. Revenues consist of collaboration revenue under the CSL Agreement.

Research and development expenses. Research and development expenses were $3.8 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $0.4 million was due primarily to a decrease of $0.6 million in costs associated with the research collaboration with The Scripps Research Institute which we terminated effective November 2018 and a decrease of $0.2 million in non-clinical study expenses. The decrease was partially offset by an increase of $0.4 million in expenses related to our ATYR1923 Phase 1b/2a clinical trial.

General and administrative expenses. General and administrative expenses were at $1.9 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $0.6 million was due primarily to a $0.5 million decrease in personnel associated costs as a result of the May 2018 reduction in force, and a $0.1 million decrease in professional fees.

Other income (expense), net. Other income (expense), net was $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. The $0.3 million decrease was primarily a result of lower balances on our loans with our Lenders which we started paying down in June 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Increase /
	2019	2018	(Decrease)
Revenues	$278	$—	$278
Research and development expenses	$10,458	$16,836	(6,378)
General and administrative expenses	6,836	10,021	(3,185)
Other income (expense), net	(614)	(1,336)	(722)

Revenue. Revenues consist of collaboration revenue under the CSL Agreement.

Research and development expenses. Research and development expenses were $10.4 million and $16.8 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $6.4 million was due primarily to a $2.7 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, a decrease of $1.5 million in costs associated with our research collaboration with The Scripps Research Institute which we terminated effective November 2018, a decrease of $0.8 million related to lower product manufacturing costs, and a $1.8 million decrease in research and development expenses which includes non-clinical studies. The decrease was offset by an increase of $0.4 million related to our ATYR1923 Phase 1b/2a clinical trial.

General and administrative expenses. General and administrative expenses were at $6.8 million and $10.0 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $3.2 million was due primarily to a $2.5 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, and a $0.7 million decrease in professional fees.

Other income (expense), net. Other income (expense), net was $0.6 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. The $0.7 million decrease was primarily a result of lower balances on our loans with our Lenders which we started paying down in June 2018.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2019, we had an accumulated deficit of $316.3 million and we expect to continue to incur net losses for the foreseeable future.  We believe that our existing cash, cash equivalents and available-for-sale investments of $38.1 million as of September 30, 2019, will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

Sources of Liquidity

From our inception through September 30, 2019, we have financed our operations primarily through the sale of equity securities, convertible debt, venture debt and term loans.

Equity Securities. In April 2019, we entered into a Purchase Agreement with an institutional investor, The Federated Kaufmann Small Cap Fund, and Paul Schimmel, Ph.D., a member of our board of directors, relating to the issuance and sale of 660,154 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $7.57 per share for gross proceeds of approximately $5.0 million.

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

In June 2019, we entered into a sales agreement with Wainwright to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM Offering Program with Wainwright, as of September 30, 2019, we have sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million.

Debt Financing. In November 2016, we entered into a loan and security agreement and subsequently entered amendments (collectively, the Loan Agreement), for term loans with the Lenders, to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(15,097)	$(26,224)
Investing activities	6,145	39,305
Financing activities	3,331	(2,625)
Net change in cash and cash equivalents	$(5,621)	$10,456

Operating activities. Net cash used in operating activities was $15.1 million and $26.2 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities for the nine months ended September 30, 2019 was primarily related to our net loss of $17.6 million, adjusted for non-cash stock-based compensation expense of $1.4 million and net cash outflows from the changes in our operating assets and liabilities of $0.1 million. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily related to our net loss of $28.2 million, adjusted for non-cash stock-based compensation expense of $2.8 million and net cash outflows from the changes in our operating assets and liabilities of $2.0 million.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to net maturities of investment securities of $6.1 million. Net cash provided by investing activities for the nine months ended September 30, 2018 was primarily due to net maturities of investment securities of $39.9 million. We invest cash in excess of our immediate operating requirements with various maturities to optimize our return on investment while satisfying our liquidity needs. Cash required for our immediate operating needs during the nine months ended September 30, 2019 was less than our immediate operating requirements during the nine months ended September 30, 2018.

Financing activities. Net cash provided in financing activities for the nine months ended September 30, 2019 consisted of $4.9 million proceeds from issuance of common stock through a registered direct offering, net of offering costs and $4.4 million proceeds from issuance of common stock through ATM Offering Programs, net of offering costs, offset by a $6.0 million repayment on our Term Loans. Net cash used in financing activities for the nine months ended September 30, 2018 consisted of a $2.7 million repayment on our Term Loans.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our current and planned clinical trials of ATYR1923;
•	the number and characteristics of product candidates that we pursue’
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when are closer to commercialization of our product candidates potentially through debt financings. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

Our contractual obligations have not materially changed outside the ordinary course of our business during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K filed for the year ending December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of September 30, 2019, we had cash and cash equivalents, and available-for-sale investments totaling $38.1 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of September 30, 2019, the increase would not have had a material effect on our results of operations.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2019, our cash, cash equivalents and available-for-sale investments were approximately $38.1 million. We expect that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of product candidates that we pursue;
•	the scope, rate of progress, results and cost of our clinical trials, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the cost, timing, and outcomes of regulatory review of our product candidates;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any milestone and royalty payments thereunder.

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We may decide to enter into additional strategic partnerships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates. We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex.  Moreover, we may not be successful in our efforts to establish any new strategic partnership or other collaborative arrangement for any of our product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk. We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all.  We are unable to predict when, if ever, we will enter into any new strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships.  Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expectations.

We have a significant amount of debt that may cause risks that could adversely affect our business, operating results and financial condition.

As of September 30, 2019, our Term Loans consist of $9.3 million principal outstanding to be repaid ratably, on a monthly basis, through November 2020. In addition, we have a $1.8 million final payment due in the fourth quarter of 2020.  The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. As a result, if we default on any of our obligations under the Loan Agreement, the lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

The Loan Agreement restricts, among other things, our ability to: convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto or reasonable extensions thereof; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness;  grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; or permit certain of our subsidiaries to hold or maintain certain assets in excess of certain specified amounts. The Loan Agreement includes a material adverse change clause, which enables the Lenders to require immediate repayment of the outstanding debt if we experience a material adverse change. The material adverse change clause covers a material impairment in the perfection or priority of the lenders’ lien in the underlying collateral or in the value of such collateral, material adverse change in our business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including net losses of $17.6 million and $28.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $316.3 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. We have not commenced pivotal clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, or future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.  Any inability to initiate or complete our clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our clinical studies, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies.

In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of a particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Certain of the conditions for which we may elect to evaluate our product candidates may be rare diseases with limited patient pools from which to draw for clinical trials. For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. In particular, for our ATYR1923 Phase 1b/2a trial, patients must, among other criteria: (i) have a biopsy-proven diagnosis of pulmonary sarcoidosis for a defined period of time; (ii) have symptomatic or active disease based on pulmonary function test, dyspnea evaluation and fluorodeoxyglucose-positron emission tomography, or FDG-PET scan; and (iii) be on a stable dose of steroids at a certain dosage. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates or limitations required by trial protocols.

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

•	obtaining and maintaining third-party coverage and adequate reimbursement of our product candidates;
•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance; and
•	developing therapeutics for diseases or indications beyond those addressed by our current product candidates.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in our ongoing Phase 1b/2a clinical trial of ATYR1923 or any future clinical trials, or result in the retention of patients in future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to expand applications of ATYR1923 to additional immune-mediated diseases and leverage our discovery engine to identify the therapeutic potential of NRP2 biology and extracellular proteins derived from tRNA synthetases to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We and our CDMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or marketing authorization application (MAA). Accordingly, we and others with whom we work will need to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue untitled or warning letters;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approval;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our CDMOs’ facilities; or

•	seize or detain products, or require or request a product recall.

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

Risks related to our reliance on third parties

We depend on our collaboration with CSL and may depend on collaborations with additional third parties for the development and commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the ability of these arrangements. For example, we previously entered into a collaboration agreement with CSL related to the development of product candidates derived from up to four tRNA synthetases. The revenue received by us under this collaboration accounts for all revenue received to date. For the three and nine months ended September 30, 2019, we recognized $184,000 and $278,000 respectively, as collaboration revenue under the CSL Agreement. If we are unable to enter into new collaboration arrangements with third parties, we will not receive additional revenues from these sources and our financial results will be negatively impacted. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our tRNA synthetase technologies, or force us to curtail or cease our development efforts in these areas.

Our collaborator may breach or terminate its agreement with us, including termination without cause at any time subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development of products using our technologies. For example, under the CSL Agreement, CSL has sole discretion to proceed to the next research phase for any synthetase program and there can be no assurance that CSL will elect to negotiate a license agreement with us for any IND candidates that result from the research collaboration. If we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-

compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, including false claims and anti-kickback laws, data privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our research, proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. It is possible that some of our business activities could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In addition, California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA goes into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. For example, in March 2017, the U.K. government provided official legal notification to the European Union that the U.K. will exit the European Union (commonly referred to as “Brexit”), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by contract manufacturing organizations at various locations in the United States. We conducted our Phase I clinical trial for ATYR1923 in Australia and sponsor research in Hong Kong. Our current ATYR1923 Phase 1b/2a trial is being conducted in sites across the United States and may expand to sites in Europe. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We have not yet secured manufacturing capabilities for commercial quantities of any of our product candidates. Although we intend to rely on third-party manufacturers for commercialization, we have not yet entered into a long-term commercial supply agreement to support full scale commercial production, and we or our CDMOs may be unable to process validation activities necessary to enter into commercial supply agreements or otherwise negotiate agreements with the manufacturers to support our commercialization activities at commercially reasonable terms.

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

In addition, any significant disruption in our relationships with our CDMOs could harm our business. There are a relatively small number of potential manufacturers for our product candidates, and such manufacturers may not be able to supply our drug products at the times we need them or on commercially reasonable terms. Any disruption to our relationship with our current CDMOs and any manufacturers that we contract with in the future will result in delays in our ability to complete the clinical development of, or to commercialize, our product candidates, and may require us to incur additional costs.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could compete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILDs.

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

The commercial success of any current product candidate or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicine & Medicaid Services (CMS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States, but have not been approved for reimbursement in certain European countries. There may be significant delays in obtaining reimbursement for newly approved medicines, and our inability to promptly obtain coverage and profitable payment rates from third-party payors for any approved medicines could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the ACA. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Risks related to the ownership of our common stock

The market price of our common stock historically has been highly volatile and likely to continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•	adverse results or delays in preclinical studies or clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•	any delay in filing a BLA or IND for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or IND;
•	failure to successfully develop and commercialize our product candidates;
•	limited market sizes and pricing for our product candidates;
•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;
•	changes in laws or regulations applicable to current or future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	inability to obtain additional capital;
•	failure to meet or exceed financial or operational projections we may provide to the public;
•	failure to meet or exceed the financial or operational projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, politicians, legislatures, regulators and the investment community;
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts issue an adverse or misleading opinion regarding our common stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	a potential additional reverse stock split if we are unable to maintain a stock price above $1.00 per share of common stock; and
•	trading volume of our common stock.

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

As of November 8, 2019, based on the latest information available to us, our executive officers, directors, principal stockholders and their affiliates own approximately 45.5% of our voting stock. One of our principal stockholders owns all shares of our outstanding non-voting convertible preferred stock, which, if converted, would further increase the percentage of our voting stock held by our executive officers, directors, principal stockholders and their affiliates. Therefore, our executive officers, directors, principal stockholders and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company up to December 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Future sales and issuances of equity securities could result in dilution to our stockholders, impose restrictions or limitations on our business and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. For example, in April 2019, we entered into a securities purchase agreement and sold 660,154 shares of our common stock. The shares of common stock were sold in a registered direct offering at a purchase price of $7.57 per share for gross proceeds of approximately $5.0 million. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM Offering Program with Wainwright, as of September 30, 2019, we have sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts commence coverage or continue coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. For example, in 2018 three analysts ceased to cover our stock and in 2019 coverage by a bank was suspended when an analyst changed employment.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

This choice of forum provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

aTyr Pharma, Inc.

Date: November 14, 2019	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)