Form 10-K
period 2019-12-31
aTYR PHARMA INC
filed 2020-03-26
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-37378

ATYR PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3435077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3545 John Hopkins Court, Suite #250, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 731-8389

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LIFE	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,206,392 based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $5.13 per share on June 28, 2019, the last business day of the registrant’s most recently completed second quarter. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 19, 2020 was 9,352,498.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission (SEC), pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

Table of Contents

		Page
PART I
Item 1	Business	4
Item 1A	Risk Factors.................................................................................................................................................................	24
Item 1B	Unresolved Staff Comments	55
Item 2	Properties	55
Item 3	Legal Proceedings	55
Item 4	Mine Safety Disclosures	55

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	55
Item 6	Selected Financial Data	56
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	64
Item 8	Financial Statements and Supplementary Data	66
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	88
Item 9A	Controls and Procedures	88
Item 9B	Other Information	89

PART III
Item 10	Directors, Executive Officers and Corporate Governance	89
Item 11	Executive Compensation	89
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13	Certain Relationships and Related Transactions, and Director Independence	89
Item 14	Principal Accounting Fees and Services	89

PART IV
Item 15	Exhibits, Financial Statement Schedules	90
Item 16	Form 10-K Summary	93
Signatures		94

In this Annual Report on Form 10-K (Annual Report), unless the context requires otherwise, "aTyr Pharma," “aTyr,” "Company," "we," "our," and "us" means aTyr Pharma, Inc. and our subsidiary, Pangu BioPharma Limited.

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

Forward-Looking Statements

In addition to historical information, this Annual Report and the information incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the timing of clinical trial activities and other statements describing our goals, expectations, intentions or beliefs. These statements include but are not limited to statements under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other sections in this Annual Report. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 23 of this Annual Report, as well as those discussed in our other filings with the Securities and Exchange Commission (SEC) including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

PART I

Item 1. Business.

We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on novel immunological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality and signaling pathways of tRNA synthetases. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes and their extracellular targets, such as neuropilin-2 (NRP2).

Our primary focus is on ATYR1923, a clinical stage product candidate which binds to the NRP2 receptor and is designed to down regulate immune engagement in interstitial lung diseases (ILDs). ATYR1923, a fusion protein comprised of the immuno-modulatory domain of histidyl tRNA synthetase (HARS) fused to the fragment cystallizable (FC) region of a human antibody, is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential therapeutic for patients with ILDs, a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue.  We selected pulmonary sarcoidosis as our first ILD indication and are currently enrolling a proof-of-concept Phase 1b/2a clinical trial in patients. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. A blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial, showed study drug (ATYR1923 or placebo) was observed to be generally well tolerated with no drug-related serious adverse events (SAEs), consistent with the earlier Phase 1 study results in healthy volunteers. The final results of our current Phase 1b/2a clinical trial will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease ILD (CTD-ILD).

In January 2020, we entered into a license with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILDs in Japan. Under the collaboration and license agreement with Kyorin (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILDs. We received an $8.0 million upfront payment and we are eligible to receive an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan, as well as support our global development efforts for ATYR1923.

In conjunction with our clinical development of ATYR1923, we have in parallel been expanding our knowledge of NRP2 antibodies and tRNA synthetases.

NRP2 is a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. In many forms of cancer, high NRP2 expression is associated with worse outcomes. NRP2 can interact with multiple ligands and coreceptors to influence their functional roles. We are actively investigating NRP2 receptor biology, both internally and in collaboration with key academic thought leaders, to identify new product candidates for a variety of disease settings, including cancer, inflammation, and lymphangiogenesis. We have generated a panel of certain NRP2 antibodies that we believe have potential therapeutic value in oncology and are currently evaluating such antibodies in experimental models. We are also working closely with other collaborators and academia to further research in these areas. For example, in January 2019, we expanded a successful pilot study and entered into a research collaboration with the University of Nebraska Medical Center (UNMC) and Dr. Kaustubh Datta, who has published extensively in the field of NRP2 biology. In October 2019, we entered into a research collaboration with Dr. Diane Bielenberg at Boston Children’s Hospital, an expert in NRP2 biology, to examine the therapeutic efficacy of anti-NRP2 antibodies in potential new roles and indications. Dr. Bielenberg’s research will initially explore conditions characterized by inappropriate smooth muscle contractility, such as urinary incontinence and gastrointestinal tract motility disorders, where current treatments often have limited efficacy and serious side effects.

Our continued research of tRNA synthetases is being conducted through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement with CSL Behring (CSL) for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL is obligated to fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development.

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Develop ATYR1923 to address unmet medical needs within interstitial lung diseases. We believe that by establishing proof-of-concept in pulmonary sarcoidosis, we can gain insight to the potential of ATYR1923 in other ILDs, such as CHP and CTD-ILD. Our resources are devoted to completing our ATYR1923 Phase 1b/2a clinical trial and, if that trial is successful, we believe we can expedite development of ATYR1923 for pulmonary sarcoidosis towards regulatory approval. In addition, success in our ATYR1923 Phase 1b/2a trial and our Kyorin Agreement, could give us the opportunity to potentially launch additional Phase 2 clinical trials for both CHP and CTD-ILD.

Expand our knowledge on the therapeutic potential of NRP2 antibodies by utilizing our leadership position in this emerging area of biology. NRP2 is a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. In many forms of cancer, high NRP2 expression is associated with worse outcomes. These associations may represent new therapeutic drug opportunities. We are committed to translating this groundbreaking area of newly discovered biology to therapeutic applications, both with our internal research and through academic collaborations, such as our research collaboration with Dr. Beilenberg and Boston Children’s Hospital.

Build a diverse pipeline of biologics based on our understanding of extracellular tRNA synthetase biology. We continue to deepen our expertise in production of biologic product candidates based on tRNA synthetases with the goal of developing programs with multiple therapeutic modalities.  We intend to work with both industry and academic collaborators to further product development in this area. Our collaboration with CSL will explore the potential to develop programs from up to four additional tRNA synthetases from our preclinical pipeline.

ATYR1923

Overview of ATYR1923

We are initially developing ATYR1923 as a potential therapeutic for patients with ILD, a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue. ATYR1923 is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in inflammatory disease states. We announced data from a first-in-human Phase 1 clinical trial of ATYR1923 in June 2018. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous ATYR1923 in 36 healthy volunteers. The results indicate that the drug was generally well-tolerated at all dose levels tested, with no significant adverse events and the observed PK profile supports the potential for a once-monthly dosing regimen.

In parallel with the Phase 1 clinical trial, we demonstrated the therapeutic potential of ATYR1923 in a number of preclinical models of lung injury and inflammation in rodents. For example, we presented the positive results in a mouse bleomycin lung injury model and a rat bleomycin lung injury model at the 2017 and 2018 American Thoracic Society (ATS) Annual Meetings, respectively. In addition, we presented positive findings in a sclerodermatous chronic graft versus host disease model at the Scleroderma Foundation’s 2018 National Patient Conference. At the 2019 ATS Annual Meeting, we presented data that indicated ATYR1923 has a stage-dependent anti-inflammatory and anti-fibrotic effect in various experimental models of ILD.

A comprehensive review of this data in consultation with key opinion leaders led to our selection of pulmonary sarcoidosis as the first ILD indication for our ATYR1923 Phase 1b/2a clinical trial program.

We are currently enrolling a proof-of-concept Phase 1b/2a clinical trial of ATYR1923 in 36 patients with pulmonary sarcoidosis. This Phase 1b/2a study is a multiple-ascending dose, placebo-controlled, first-in-patient study of ATYR1923 that has been designed to evaluate the safety, tolerability, immunogenicity and PK profile of multiple doses of ATYR1923. In December 2019, we conducted a pre-planned, blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial, which showed study drug (ATYR1923 or placebo) was observed to be generally well tolerated with no drug-related SAEs, consistent with the earlier Phase 1 study results in healthy volunteers. Secondary endpoints include the evaluation of steroid sparing effect and other established clinical endpoints along with potential biomarkers to assess preliminary activity of ATYR1923.

Background and Mechanism of Action

ATYR1923 is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in inflammatory disease states.

The ATYR1923 program was initiated to leverage our knowledge of the extracellular proteins derived from the HARS family (Resokine pathway) to develop a therapeutic which would possess the N-terminal immuno-modulatory activities of HARS.

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

Recently, significant progress has been made in elucidating the role of extracellular HARS derived proteins, including the identification of a putative cellular receptor of the iMod domain through screening via a cell microarray system in which over 4,000 cell surface proteins are represented. This screening approach identified two NRP2 isoforms (Neuropilin 2A and 2B) as the only convincing and specific binding partners of the iMod domain. Interactions of HARS with NRP2 appear to be specifically mediated by the iMod domain of HARS, and binding of the iMod domain of HARS is specific to NRP2 with no observable binding to NRP1, which is the most closely related cell surface receptor. A domain that is structurally similar to the iMod domain (termed the WHEP domain) is found in other amino-acyl tRNA synthetases, yet these domains do not exhibit binding to NRP2, indicating this is a highly specific interaction. The discovery of the Resokine/NRP2 axis represents a previously unknown mechanism of biological regulation, which may act as a homeostatic regulator of several cellular processes mediated through the neuropilin receptor. The deregulation of these processes may lead to a spectrum of diseases, which could be selectively targeted by modulating the Resokine/NRP2 axis to address the underlying disease etiology.

NRP2 is a pleiotropic co-receptor participating in a broad array of biological pathways including, immunomodulation, lymphangiogenesis, neuronal development and remodeling, cellular growth, migration and differentiation, and cancer development. These biological processes are mediated through a complex interplay of several signaling systems including the semaphorins/plexin receptor family, the VEGF-C/VEGFR3 receptor family, as well as CCL21 driven trafficking and integrin signaling pathways. Growing evidence indicates that NRP2 influences myeloid cell biology such as activation and recruitment to inflammatory sites. For instance, NRP2 expression on alveolar macrophages regulates airway inflammatory responses to inhaled LPS.

ATYR1923 development builds upon our understanding of the biology of the extracellular activity of HARS. This novel molecular entity acts as a selective modulator of NRP2 downregulating the innate and adaptive immune response in inflammatory disease states. ATYR1923 is a fusion protein comprised of the immuno-modulatory domain of HARS fused to the FC region of a human antibody.

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

Bleomycin-Induced Lung Injury in Mice

ATYR1923 significantly reduced lung fibrosis and inflammation in two bleomycin-induced lung injury models in mice. The bleomycin-induced lung injury model has been used as a translational model previously in the development of therapeutics for ILD, including the drugs pirfenidone, or Esbriet®, and nintedanib, or Ofev®, which were both approved by the U.S. Food and Drug Administration (FDA) in October 2014 for the treatment of idiopathic pulmonary fibrosis (IPF). ATYR1923 administered therapeutically in this model drives activity comparable to or greater than pirfenidone, anti-TGF antibodies, and dexamethasone. These preclinical experiments were presented in a poster at the ATS International Congress in Washington D.C. in May 2017.

Bleomycin-Induced Lung Injury in Rats

ATYR1923 significantly reduced lung fibrosis and inflammation and improved lung function in a bleomycin-induced lung injury model in rats. The rat bleomycin-induced model allows for analysis of functional endpoints, such as breathing rate, which is not possible in mice. Data demonstrated that ATYR1923, administered starting on Day 1 or Day 9, returned lung function to normal as measured by respiratory minute volume, a measure of breathing rate that is exacerbated in inflammatory conditions. In contrast, nintedanib was ineffective at reducing both fibrosis and interstitial/alveolar inflammation in these animals. These results may indicate that treatment with ATYR1923 during an inflammatory phase of the model may be beneficial for reducing inflammation-dependent fibrosis. This experiment was presented in a poster at the ATS International Congress in San Diego, CA in May 2018.

Sclerodermatous Chronic Graft vs. Host Disease Model (SSc-cGVHD) in Mice

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

SSc-cGVHD (SSc-ILD); P. acnes (Sarcoidosis); S. rectivirgula (CHP); SKG (Ra-ILD) in Mice

ATYR1923 was evaluated in the following murine models of ILD: Sclerodermatous chronic graft-versus-host disease (scl cGvHD), Saccharopolyspora rectivirgula-induced CHP, Propionibacterium acnes-induced pulmonary fibrosis (sarcoidosis) and SKG mice rheumatoid arthritis-associated interstitial lung disease, (RA-ILD). ATYR1923 was given intravenously once a week at 0.4 - 3 mg/kg.

In the sclerodematous cGvHD model, low-dose ATYR1923 (0.4 mg/kg) significantly decreased both skin and lung fibrosis as determined by histopathological and biochemical analyses. Likewise, ATYR1923 reduced lung protein levels of several fibrosis-related cytokines or chemokines (e.g. IFN-γ, MCP-1/CCL2, IL-6, CXCL10) in the highly inflammatory experimental CHP and sarcoidosis models. In addition, flow cytometric analysis of cells isolated from lungs of SKG mice showed significantly lower numbers of lymphocytes in ATYR1923 treated animals.

ATYR1923 has pharmacological activity in a murine model of sclerodermatous cGvHD when dosed during the active inflammatory phase of the model. Furthermore, protein and cellular analyses indicate that ATYR1923 has potent immunomodulatory activity in other animal models of ILD and that these effects were most prominent in models that are highly inflammatory or T cell driven. These data are compatible with our hypothesis that ATYR1923 modulates inflammatory responses that may lead to subsequent downstream inhibition of fibrosis, as observed in the sclerodermatous GvHD model.

These experiments were presented in a poster at the ATS International Congress in Dallas, TX in May 2019.

Based on our translational biology program, with activity across distinct experimental animal models either driven by direct lung injury or systemic pathology, along with our understanding of the ATYR1923 and NRP2 interaction and the cell types involved in the mechanism of action of our drug, we decided to move the program forward into patient trials. A comprehensive review of this translational data in consultation with key opinion leaders led to our selection of pulmonary sarcoidosis as the first ILD indication for our ATYR1923 Phase 1b/2a clinical trial program.

ILDs, Pulmonary Sarcoidosis, and the Role of Immunology

ILDs are a group of immune-mediated disorders which cause progressive fibrosis of lung tissue. There are over 100 different types of ILD, of which the four major forms are: pulmonary sarcoidosis, CTD-ILD, CHP and idiopathic pulmonary fibrosis. Among the various forms of ILD, we have focused on several that result in severe and progressive lung disease and share immune-pathophysiology features that have the potential to be impacted by ATYR1923 as demonstrated in our preclinical models. These lung conditions are recognized as having a measurable immune component involving both innate and adaptive immune mechanisms that contribute to pathogenesis at several cellular and non-cellular levels, and can result in progressive disease leading to fibrosis and death. The first ILD that we are focusing on clinically is pulmonary sarcoidosis.

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

For patients with pulmonary sarcoidosis, the primary goal of treatment is typically to improve the patient’s quality of life, while secondarily managing the inflammation associated with the granulomas that could lead to the development of more permanent fibrosis and impairment of pulmonary function. ATYR1923 may provide a therapeutic benefit in pulmonary sarcoidosis by providing an immunomodulatory function to help resolve inflammation. Moreover, the mechanism of action of ATYR1923 in T-cells and macrophages potentially overlaps with the cellular pathology observed in pulmonary sarcoidosis. In preclinical studies, ATYR1923 has been observed to inhibit cytokines involved in regulation of inflammatory and immune responses and attenuate T-cell activation, while also modulating macrophage endosome maturation. Related to our mechanistic studies, we have also discovered that NRP2 is up-regulated during activation of myeloid cells including macrophages, dendritic cells and neutrophils, and that ATYR1923 can bind to NRP2 on these cell types. Furthermore, ATYR1923 has been observed to significantly reduce inflammation-dependent pulmonary fibrosis and improve respiratory function parameters in bleomycin-induced animal models of ILD, particularly when administered during the inflammatory phase of the disease. Accordingly, based on these data, we believe that by inhibiting the inflammatory portion of the fibrotic cascade, ATYR1923 could provide a safer, potentially more effective alternative with less toxic effects as compared to oral corticosteroids and other immunosuppressive therapies for patients with symptomatic pulmonary sarcoidosis and prevent progression to fibrosis.

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

The primary objective of the study is to evaluate safety and tolerability of multiple ascending doses of ATYR1923. Secondary objectives include assessment of the potential steroid-sparing effects of ATYR1923. In addition, ATYR1923 PK and immunogenicity following multiple dose administration will be evaluated. Additional endpoints of interest include the exploratory assessment of the efficacy of ATYR1923 for the treatment of pulmonary sarcoidosis by evaluating changes over time in: fluorodeoxyglucose-positron emission tomography (FDG-PET)/CT lung imaging; lung function assessed by percent predicted FVC (FVC%) and diffusing capacity of the lungs for carbon monoxide (DLCO); serum biomarkers of interest; health-related quality of life assessments and questionnaires; and measurement of skin lesions (for patients with cutaneous involvement at baseline).

This study consists of three staggered dose cohorts. Each cohort will consist of three periods: a screening period, a 20-week placebo-controlled treatment period, and a four-week follow-up period ending with final study assessments at Week 24. Within each cohort, 12 patients will be randomized 2:1 to ATYR1923 (N=8) or placebo (N=4). Study drug will be administered via IV infusion every four weeks for a total of six doses (20 weeks of treatment). The ATYR1923 doses levels to be evaluated are 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg. Approximately 36 patients will be enrolled. Starting on Day 15 patients will begin a taper (reduction) in OCS according to specific guidelines from their starting dose of 10-25 mg/day of prednisone (or equivalent) to a target dose of 5.0 mg/day, to be completed on or before Day 50. The OCS dose will be tapered through Week 24 and patients will be followed for the remainder of the study to determine their ability to maintain on this 5.0 mg dose. Optionally, further reductions in the OCS dose to below 5.0 mg/day may be attempted after the Week 16 visit, if determined by the investigator to be feasible. Patients who require an increase in OCS dose at any time in the study should continue to receive blinded study drug and be followed through to the end of the study.

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

In December 2019, we announced the results of a pre-planned, blinded interim analysis of safety and tolerability, the primary endpoint of our Phase 1b/2a clinical trial. Study drug (ATYR1923 or placebo) was observed to be generally well tolerated with no drug-related SAEs, consistent with the earlier Phase 1 study results in healthy volunteers. Adverse events (AEs) were mostly mild or moderate in severity and assessed by the study investigators as unrelated to study drug. Interim safety data results were from 15 pulmonary sarcoidosis patients who had received a minimum of one dose of blinded study drug (ATYR1923 or placebo). The average age of patients evaluated was approximately 51 years. The patient population consisted of 53% males and 47% females, of which 73% were Caucasian and 27% were African American. No induction of anti-drug antibodies was observed with repeat dosing of study drug. There were no notable trends for clinical laboratory values or vital signs. Having accomplished this first important interim step in our study, we are now focused on demonstrating activity of ATYR1923 and advancing our trial to provide evidence of the potential of ATYR1923 as a treatment option to improve the lives of patients with pulmonary sarcoidosis.

We are collaborating with the Foundation for Sarcoidosis Research (FSR), a leading nonprofit organization dedicated to finding a cure for sarcoidosis and improving care for sarcoidosis patients. Under the terms of the collaboration, FSR is assisting with clinical trial site initiation and patient enrollment for our ATYR1923 Phase 1b/2a clinical trial. We have 17 sites in the United States participating in the study. FSR’s Clinical Studies Network (FSR-CSN), which is led by a steering committee consisting of principal investigators from leading clinical centers, has voted to support this proof-of-concept study.

While the trial continues to progress, as a result of the recent COVID-19 outbreak in the United States, many clinical trial sites in our ongoing Phase 1b/2a clinical trial have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients. As a result, we anticipate that the availability of top-line results from the clinical trial will be delayed. We are in close contact with our clinical trial sites as we assess and attempt to mitigate the impact of COVID-19 on our clinical trial, including the scope of any delays.

Kyorin Agreement

In January 2020, we entered the Kyorin Agreement for the development and commercialization of ATYR1923 for ILDs in Japan.

Pursuant to the terms of the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for ILDs and will be responsible for funding associated costs for research, development, regulatory, marketing and commercialization activities in Japan.  We are responsible for supplying all drug product for Japan, as well as supporting development activities for ATYR1923.  We received an $8.0 million upfront payment and we are eligible to receive up to an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.  The royalty obligations continue on a product-by-product basis until the earlier of the last to expire of the applicable licensed patents, the entry of a generic product in Japan, the expiration of any regulatory exclusivity period and ten years after the first commercial sale of the product in Japan.

Unless earlier terminated, the term of the Kyorin Agreement continues until the expiration of the royalty obligations.  Following the first anniversary of the effective date of the Kyorin Agreement, Kyorin has the right to terminate the agreement for any reason upon 90 days advance written notice to the Company.  Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

Our Discovery Engines

NRP2 Receptor Biology

We plan to leverage our discovery engine to identify NRP2 receptor biology pathways of interest and select additional product candidates for preclinical and clinical investigation in a variety of disease settings through a combination of efforts between ourselves, collaborators and academia.

NRP2 is a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. In many forms of cancer, high NRP2 expression is associated with worse outcomes. NRP2 can interact with multiple ligands and coreceptors to influence their functional roles. We are actively investigating NRP2 receptor biology, both internally and in collaboration with key academic thought leaders, to identify new product candidates for a variety of disease settings, including cancer, inflammation, and lymphangiogenesis. We have generated a panel of certain NRP2 antibodies that we believe have potential therapeutic value in oncology and are currently evaluating such antibodies in experimental models.

NRP2 is a pleiotropic cell surface receptor that was originally identified based on its role in axon guidance during neuronal development, and subsequently shown to be important in the development of the lymphatic system. Importantly, NRP2 knock-out mice have been shown to have impaired lymphatic development. NRP2 can bind to multiple ligands and co-receptors to influence these multiple functional roles, including interaction with type 3 semaphorins and plexinsas well as forms of vascular endothelial growth factor, especially VEGF-C which is involved in lymphogenesis, and also CCL21 (Chemokine Ligand 21). Recent evidence suggests that there are high levels of NRP2 expression found on multiple immune cell types, which may play important roles in migration of immune cells, antigen presentation, phagocytosis and cell-to-cell interactions. The role of NRP2 in the immune system has been described in several recent publications, including from the University of Technology, in Dresden, Germany (Schellenberg et al. Mol. Immunol. 90:239-244, 2017) and from UNMC (Roy et al, Front. Immunol. 8:1228, 2017). Consistent with this idea, NRP2 is expressed in various cells of the immune system such as B cells, T-cells, NK cells, neutrophils, dendritic cells and macrophages, including for example, alveolar macrophages, and plays an important role in the regulation of immune cell activation and migration (see, e.g., Mendes-da-Cruz et al., PLoS ONE 9(7) e103405, 2014) including endosome maturation, the modulation of autophagy and efferocytosis, (see, e.g., Stanton et al., Cancer Res. 73:160-171, 2013; Wang et al., Cancer Lett. 418 176-184 2018).

These publications suggest that NRP2 may be an important regulator of biological responses in a number of different settings with potential for therapeutic intervention. We are currently evaluating the role of the NRP2 in the control of immune responses and lymphatic development, especially within the setting of oncology. We are designing optimal therapeutic approaches to modulate this newly-discovered pathway in a number of diseases with high unmet medical need and furthering our understanding of the potential therapeutic implications of this discovery and its impact on our translational science.

University of Nebraska Medical Center

In January 2019, we expanded a successful pilot study and entered into a research collaboration with UNMC.  The laboratory of Dr. Datta at UNMC has published extensively in the NRP2 field working to elucidate the role of this receptor in tumor biology, specifically pertaining to myeloid cells. Through this collaboration we hope to broaden our understanding of the potential impact of blocking NRP2 with domain-specific antibodies in cancer.

Boston Children’s Hospital

In October 2019, we entered into a research collaboration with Dr. Diane Bielenberg, an expert in NRP2 biology, and Boston Children’s Hospital to examine the therapeutic efficacy of anti-NRP2 antibodies in potential new roles and indications. Dr. Bielenberg’s research will initially explore conditions characterized by inappropriate smooth muscle contractility, such as urinary incontinence and gastrointestinal tract motility disorders, where current treatments often have limited efficacy and serious side effects. Specifically, the ability of anti-NRP2 antibodies to prevent, inhibit or reverse smooth muscle decompensation in mouse models will be examined.

Hollow organs, such as the bladder or gastrointestinal (GI) tract, function to expel waste products via the action of smooth muscle contraction. Aberrant pressure, especially in the bladder, can initiate hypertrophy of the bladder wall and lead to inflammation and fibrosis with eventual decompensation in smooth muscle, increased pressure transmitted to the kidneys, and pathological renal damage. The ability of NRP2 to promote smooth muscle relaxation, along with its robust expression in hollow organs, implies that this axis could be exploited for therapeutic benefit in conditions characterized by inappropriate smooth muscle contractility.

Our team is also collaborating with other established groups working on these pathways and we are excited to learn more about NRP2 and how it may play a role in certain diseases and how it interacts with other known receptors. We will continue to research the ways in which NRP2 utilizes common mechanisms, including VEGF-C, semaphorin 3F, and CCL21to regulate diverse pathways. We believe by increasing our understanding of the functions of NRP2 using in vivo experiments and building on emerging literature in this new area of biology will allow us to select and develop additional product candidates for unmet medical diseases.

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

CSL

In March 2019, we entered into a research collaboration and option agreement with CSL for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL is obligated to fund all research and development activities related to the development of the applicable product candidates for the duration of the collaboration. CSL may be obligated to pay a total of up to $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on the achievement of research milestones and CSL’s determination to continue development. In addition, aTyr is obligated to grant CSL an option to negotiate licenses for worldwide rights to each IND candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option. CSL has sole discretion to proceed to the next research phase for any synthetase program and there can be no assurance that CSL will elect to negotiate a license agreement with us for any IND candidates that result from the research collaboration.

Hong Kong University of Science and Technology

In October 2007, we formed our Hong Kong subsidiary, Pangu BioPharma Limited (Pangu BioPharma) to support our basic and translational research in tRNA synthetase biology. We hold 98% of the outstanding shares of Pangu BioPharma, and a subsidiary of the Hong Kong University of Science and Technology (HKUST) holds the remaining outstanding shares. Pangu BioPharma originally collaborated with HKUST on the discovery and development of aminoacyl tRNA synthetase protein therapeutics. Beginning in July 2008, Pangu BioPharma, in collaboration with HKUST, entered into a series of three research grant agreements with the Government of the Hong Kong Special Administrative Region to carry out research in the discovery and development of tRNA synthetase biology. In December 2019, Pangu BioPharma amended its joint research agreement with a subsidiary of HKUST, under which Pangu BioPharma agrees to fund research to be performed in 2020 with respect to development of aminoacyl tRNA synthetase protein therapeutics.

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

We recently announced that Pangu BioPharma, together with HKUST, was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. Initially this research will focus on diseases, including cancer, in which NRP2 overexpression is strongly implicated. A bi-specific antibody approach presents a further differentiated opportunity to elucidate the therapeutic potential of NRP2 and its co-receptors as drug targets. The fact that NRP2 interacts directly with various co-receptor molecules, including certain plexins, integrins and chemokine receptors like CCR7, makes it a prime target for bi-specific antibodies that can target both receptors simultaneously and modulate the activity of these signaling complexes. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission under the Partnership Research Program. The grant will fund approximately 50% of the total estimated project cost, with aTyr contributing the remaining 50%.

Pangu BioPharma is the sole beneficial owner of all resulting intellectual property rights from the research performed under these agreements, subject to the right of HKUST’s subsidiary to use certain background intellectual property of HKUST in conducting the research and, in the event Pangu BioPharma applies for individual funding of any work under the research programs, compliance with the terms and conditions of any written agreement covering ownership of such funded works. Pangu BioPharma funds the research on a quarterly basis. Either party may terminate the agreement upon an uncured breach of the agreement by the other party.

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

Competition

The biotechnology and pharmaceutical industries are intensely competitive. We will face competition with respect to our current product candidates and any other therapeutics we may develop or commercialize in the future, from pharmaceutical companies, biotechnology companies, universities and other research institutions. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and established marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective, safer or less costly than any product candidate that we may develop.

Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 receptor biology, we are aware of other companies that could compete with our clinical stage product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILDs, as described below.

ATYR1923

For patients with pulmonary sarcoidosis, the primary goal of treatment is typically to improve the patient’s quality of life, while secondarily managing the inflammation that could lead to the development of more permanent fibrosis and impairment of pulmonary function. Currently, the only FDA approved therapies for the treatment of sarcoidosis are prednisone, a corticosteroid, and H.P. Acthar Gel (a repository corticotropin injection marketed globally by Mallinckrodt plc), which was approved in 1952 and is not widely used by physicians due to toxicity and cost issues. The consensus standard of care are oral corticosteroids (OCS) that act mainly by suppressing inflammatory genes. OCS therapy has been shown to stabilize or improve disease symptoms, although relapse commonly occurs once OCS therapy is tapered or discontinued.  Long-term OCS use is associated with significant side effects including substantial weight gain, development of insulin resistance, osteoporosis, and risk of infection. Alternatives, such as immunosuppressive and cytotoxic agents have been used as steroid-sparing agents; however, these therapies can also have significant side effects and toxicities, including malignancies.  Given the known toxicities of long-term OCS, immunosuppressives and cytotoxic therapeutic regimens, treatment of patients with sarcoidosis is limited to those who are symptomatic and whose disease is considered active. The presence of granulomas from sarcoidosis define the disease as active, and granulomatous inflammation is the major cause of fibrosis in pulmonary sarcoidosis. Studies to date have not clearly demonstrated that OCS or other immune-suppressive therapies prevent disease progression or formation of fibrosis. There exists a substantial need for safer and more effective therapies for sarcoidosis that could reduce or replace the requirement for long-term OCS therapy.

If ATYR1923 is successful for the treatment of pulmonary sarcoidosis, we believe it may have applications in other ILD indications.  Immunosuppressive therapy has traditionally been used to treat most ILDs despite little evidence demonstrating safety or efficacy in these indications. We are aware of two FDA approved products with indications for the treatment of a specific form of ILD, namely idiopathic pulmonary fibrosis (IPF). Esbriet (pirfenidone), marketed globally by F. Hoffmann-La Roche Ltd., Shionogi & Co., Ltd. and ILDONG Pharmaceutical Co., Ltd., and Ofev (nintedanib), a small molecule tyrosine-kinase inhibitor marketed globally by Boehringer Ingelheim International GmbH, were both approved by FDA in October 2014 to treat IPF. Esbriet® was previously approved in Japan in 2008 and in Europe in 2011. Ofev® received an indication for another form of ILD, systemic sclerosis associated ILD (SSc-ILD) in 2019. These therapies can slow decline in lung function in controlled clinical studies but are associated with significant side effects, continued symptoms, and progressive disease in the majority of patients. There are a number of companies engaged in the clinical development of potential new therapeutics for various forms of ILD, including Novartis Pharmaceuticals Corporation, Boehringer Ingelheim International GmbH, Bristol-Myers Squibb Company, FibroGen Inc., Galapagos NV, Gilead Sciences, Inc., Mallinckrodt plc and F. Hoffmann-La Roche Ltd. among others; however, most development activity is focused on IPF, with limited activity in major forms of ILD.

Sales and Marketing

We intend, where strategically appropriate, to build the commercial infrastructure in the United States and Europe necessary to effectively support the commercialization of our product candidates, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. We may elect to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products in selected geographic locations or for particular indications. For example, we recently licensed the rights to Kyorin to develop and commercialize ATYR1923 in Japan.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of extracellular tRNA synthetase biology, their receptors and associated signaling pathways, including, for example, antibody therapeutics to NRP2.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to new methods of treatment, therapeutics and additional new product forms thereof with new therapeutic or pharmacokinetic properties. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter covering our protein therapeutics, antibody therapeutics, next generation product forms and the use of these compositions in a variety of therapies.

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

ATYR1923

Our ATYR1923 patent portfolio is comprised of a number of patent families related to derivatives of HARS, including the iMod domain, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. As of January 2020, our ATYR1923 patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu BioPharma, and includes issued patents, in the United States, Australia, China, Europe, Japan and Hong Kong, and pending patent applications in the United States, Canada, China, and Hong Kong. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension.

The ATYR1923 patent portfolio includes another patent family jointly owned by us and Pangu BioPharma, which includes patent applications directed to related splice variants of HARS. This patent family includes issued patents in the United States, Australia, China, Japan, New Zealand and Hong Kong.  Patent applications are pending in the United States and Canada. The issued patents and any patents that issue from these patent applications, if any, are expected to expire in 2031, absent any patent term extension.

Also included within the ATYR1923 patent portfolio are issued patents and pending patent applications directed to specific product forms of ATYR1923, and other HARS splice variants, including patent families directed to FC fusion proteins, and combinations for treating lung inflammation, among other indications. One family directed to specific FC fusion proteins includes issued patents in the United States, Europe, Hong Kong, and Japan, and pending applications in Australia, Canada, China Europe, Hong Kong India, and Japan. In some cases, the patent applications have been filed in the United States as U.S. provisional applications, and in some cases as international applications under the PCT. If issued, the patents that derive from the patent applications are predicted to expire between 2034 and 2038, absent any patent term extensions.

Our pipeline of extracellular tRNA synthetase proteins is covered by a series of patent families, which are directed to all 20 human cytosolic tRNA synthetases. Numerous patents are issued in the United States and elsewhere, including issued U.S. patents directed to specific therapeutic protein compositions, the corresponding protein polynucleotide sequences, and certain antibody compositions to specific splice variants. These cases are jointly owned by us and Pangu BioPharma, and include issued patents and/or pending applications in the United States, Australia, Canada, Europe, China and Japan. Patents that issue from these applications, if any, would be expected to expire in 2031, absent any patent term extension. Additional patent applications have also been separately filed on GARS (Glycyl-tRNA synthetase), DARS (Aspartyl-tRNA synthetase), YARS (tyrosyl-tRNA synthetase), and other tRNA synthetases, and any patents issuing from these patent applications are expected to expire between 2026 and 2030, absent any patent term extension. In addition, we are actively expanding our patent portfolio directed to antibodies to NRP2, including therapeutic compositions, methods of use and diagnostic uses, Currently the anti-NRP2 patent portfolio includes two patent families directed to murine humanized antibody therapeutics. Any patents issuing from these patent applications are expected to expire between 2039 and 2040, absent any patent term extension.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, performed in accordance with the good laboratory practice (GLP) regulations, where applicable;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication and conducted in accordance with good clinical practice (GCP) requirements;

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

An IND is a request for authorization from the FDA to administer an investigational new drug or biologic product to humans in clinical trials. The IND submission includes the general investigational plan and the protocol(s) for human trials. The IND also includes results of preclinical testing, including animal and in vitro studies, to assess the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during a clinical trial and may impose a partial clinical hold that would apply certain limits to the trial, for example, imposing dosage limitations or restricting the time frame of the trial.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCPs which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the trial until it is completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1. The drug is initially introduced into a relatively small number of healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The drug is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to evaluate dosage, clinical effectiveness and safety, and establish the overall benefit-risk relationship of the investigational new drug product. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical trials. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials that the FDA requires as a condition of approval could result in FDA withdrawing approval for the product.

A clinical trial sponsor must submit written IND safety reports to the FDA and the investigators for serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

BLA Submission

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information about the investigational biologic product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. ATYR1923 and our other potential product candidates are proteins that will be regulated as biological products subject to the BLA marketing pathway. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to an annual prescription drug product program fee. These fees typically increase annually. Applications for orphan drug products are exempted from the BLA user fees, unless the application includes an indication for other than a rare disease or condition.

A BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Before approving a BLA, the FDA typically will conduct a pre-approval inspection of the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Additionally, the FDA may refer any NDA or BLA, including applications for novel biologic candidates which present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on a BLA

The FDA evaluates a BLA to determine whether the data demonstrate that the biologic is safe, pure, and potent, or effective.  After the FDA evaluates the BLA and conducts inspections of manufacturing facilities where the product will be produced, it may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. A CRL may require additional clinical data or an additional pivotal Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even with the submission of this additional information, however, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial.

The FDA could also approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS) plan to mitigate risks associated with the product, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of NDAs and BLAs. For example, fast track designation may be granted to a drug or biologic intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The key benefits of fast track designation are more frequent interactions with the FDA during development and testing and eligibility for priority review. The FDA may also review sections of the NDA or BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the application. Based on results of the Phase 3 clinical trial(s) submitted in a BLA, the FDA may grant the BLA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval. Fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit or, on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, and assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug for this type of disease or condition will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity, however, also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA for treatment of the same indication or disease.

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended (PREA), BLAs or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of an investigational drug or biologic product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP) within sixty days of an end-of-phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.  The requirements for pediatric data do not apply to any drug or biologic for an indication for which orphan designation has been granted, except under certain circumstances.

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

Rest of World Government Regulation

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application (CTA) must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. Private payors often follow Centers for Medicine & Medicaid Services (CMS’s) determinations relating to Medicare and Medicaid with respect to coverage policy and payment limitations in setting their own reimbursement policies. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available or sufficient to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the ACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There remains judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare Part D plans, commonly referred to as the “donut hole.”  The BBA also extended the coverage gap discount program to include biosimilars starting in 2019.  The Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This case has been subsequently appealed to the U.S. Supreme Court. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge), ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and JOBS Act of 2017, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.   In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.  In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent additional legislation to modify, repeal, or replace elements of the ACA that are repealed. Thus, the full impact of the ACA, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear.  Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

Additionally, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a ‘‘Blueprint’’ to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (HHS) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020, This final rule codified CMS’s policy change that was effective January 1, 2019.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

the federal transparency laws, including the provision of the ACA referred to as the federal Physician Payments Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians (as defined by the law) and teaching hospitals and ownership interests of physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, which imposes certain requirements on HIPAA covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing transparency, marketing and drug pricing reporting, and the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, disgorgement, damages, fines, additional reporting requirements and regulatory oversight and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of December 31, 2019, we had 44 employees, 39 of which were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Financial Information about Segments

We operate in a single accounting segment. Refer to Note 1 to our consolidated financial statements included elsewhere in this Annual Report.

Emerging Growth Company Status

Under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we qualify as an emerging growth company. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We could be an emerging growth company up to December 31, 2020, although circumstances could cause us to lose that status earlier.

Corporate Information

We were incorporated under the laws of the State of Delaware in September 2005. Our principal executive office is located at 3545 John Hopkins Court, Suite #250, San Diego, California 92121, and our telephone number is (858) 731-8389. Our website address is www.atyrpharma.com.

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports and amendments are electronically filed with, or furnished to, the SEC. You may obtain copies of these reports directly from us or from the SEC.  In addition, the SEC maintains information for electronic filers (including aTyr Pharma, Inc.) at its website at www.sec.gov. We also make available copies of our news releases and other financial information and updates with respect to our business on our website. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Annual Report, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2019, our cash, cash equivalents and available-for-sale investments were $31.1 million. Since that time, we received $8.0 million related to the Kyorin Agreement and approximately $20.7 million in gross proceeds from our underwritten follow-on public offering of common stock, before deducting underwriting discounts, commissions and offering expenses payable by us. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of product candidates that we pursue;
•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the cost, timing, and outcomes of regulatory review of our product candidates;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any milestone and royalty payments thereunder.

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

As of December 31, 2019, our term loans (Term Loans) under a loan and security agreement, dated November 18, 2016, as amended (Loan Agreement) among us and Silicon Valley Bank and Solar Capital Ltd. (Lenders) consisted of $7.3 million principal outstanding to be repaid ratably, on a monthly basis, through November 2020. In addition, we have a $1.8 million final payment due in the fourth quarter of 2020.  The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement entered into with the Lenders, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. As a result, if we default on any of our obligations under the Loan Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $23.8 million, $34.5 million and $48.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $322.3 million.

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

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	our inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical CROs and clinical trial sites;
•	delays in obtaining required institutional review board (IRB) or Ethics Committee approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
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

To date, the safety and efficacy of ATYR1923 in humans has not been studied to a significant extent. Accordingly, ATYR1923 and future product candidates could potentially cause adverse events that have not yet been predicted. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease. As described above, any of these events could prevent us from successfully completing the clinical development of our product candidates and impair our ability to commercialize any products.

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

In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, we recently announced results from a blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial. These results may not be consistent with final data for this trial. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the HARS family (Resokine pathway) and NRP2 biology, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

We may encounter difficulties enrolling patients in our clinical trials for a variety of reasons, including the limited number of patients who have the diseases for which certain of our product candidates are being studied, which could delay or halt the clinical development of our product candidates.

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Certain of the conditions for which we may elect to evaluate our product candidates may be rare diseases with limited patient pools from which to draw for clinical trials. For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. In particular, for our ATYR1923 Phase 1b/2a trial, patients must, among other criteria: (i) have a biopsy-proven diagnosis of pulmonary sarcoidosis for a defined period of time; (ii) have symptomatic or active disease based on pulmonary function test, dyspnea evaluation and FDG-PET scan; and (iii) be on a stable dose of steroids at a certain dosage. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. Once enrolled, patients may decide or be required to discontinue from our clinical trials due to inconvenience, burden of trial requirements, adverse events associated with our product candidates, limitations required by trial protocols or other reasons.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2, as a receptor for ATYR1923 and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based these new areas of biology, including ATYR1923 and additional product candidates arising from the Resokine pathway or other pathways. Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins and related antibodies from the Resokine pathway and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work represents a new therapeutic approach, developing and commercializing our product candidates, including ATYR1923, subjects us to a number of challenges, including:

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
•

developing a manufacturing process and distribution network that ensures consistent manufacture of our product candidates in compliance with current cGMPs and related requirements, with a cost of goods that allows for an attractive return on investment;

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

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with ILDs, which forms the basis for our ongoing clinical trial of ATYR1923 in patients with pulmonary sarcoidosis.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940, completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we did observe a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in our ongoing Phase 1b/2a clinical trial of ATYR1923 or any future clinical trials, or result in the retention of patients in future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract development and manufacturing organizations (CDMOs) for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biological license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices (GLP) and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

We may seek, from time to time, breakthrough therapy or fast track designation for our product candidates, although we may elect not to do so. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track designation is for a product candidate that treats a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

Risks related to our reliance on third parties

We depend on our collaborations with Kyorin and CSL and may depend on collaborations with additional third parties for the development and commercialization of certain of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. For example, we recently entered into a license agreement with Kyorin for the development and commercialization of ATYR1923 for ILDs in Japan pursuant to which we received an $8.0 million upfront payment.  We are also eligible to receive up to an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. We previously entered into a research collaboration agreement with CSL related to the development of product candidates derived from up to four tRNA synthetases where CSL funds research and development activities and may be obligated to pay a total of $4.25 million per synthetase program in option fees based on achievement of research milestones and CSL’s determination to continue development. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

Our collaborators may breach or terminate their agreements with us, including termination without cause at subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development of product candidates. For example, following the first anniversary of the effective date of the Kyorin Agreement, Kyorin has the right to terminate the agreement for any reason upon 90 days advance written notice to us.  Under the CSL Agreement, CSL has sole discretion to proceed to the next research phase for any synthetase program and there can be no assurance that CSL will elect to negotiate a license agreement with us for any IND candidates that result from the research collaboration. In addition, if we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

We rely and intend to rely on third parties to produce preclinical, clinical and commercial supplies of our product candidates.

Other than some internal capacity to support preclinical activities, we do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on CDMOs and CROs entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

Our investigators and CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and preclinical programs. They may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our investigators or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results would be harmed, our costs could increase, our ability to generate revenues could be delayed and the commercial prospects for our product candidates will be adversely affected.

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have concentrations of clinical trial sites, significant manufacturing facilities or other business operations.

Our business could be adversely affected by health epidemics, including COVID-19, in regions where we or third parties on which we rely have concentrations of clinical trial sites, significant manufacturing facilities or other business operations.

If the COVID-19 outbreak continues to spread, we may need to limit our business operations or implement limitations, including extended work from home policies. There is a risk that it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

Our ongoing ATYR1923 Phase1b/2a clinical trial in patients with pulmonary sarcoidosis will be affected by the COVID-19 outbreak. In particular, patient enrollment and participation may be difficult or delayed. According to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including lung disease, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing Phase 1b/2a clinical trial may choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services. While the trial continues to progress, as a result of the recent COVID-19 outbreak in the United States, many clinical trial sites in our ongoing Phase 1b/2a clinical trial have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients. As a result, we anticipate that the availability of top-line results from the clinical trial will be delayed. We are in close contact with our clinical trial sites as we assess and attempt to mitigate the impact of COVID-19 on our clinical trial, including the scope of any delays. Any of these events could significantly delay our Phase 1b/2a clinical trial, increase the cost of completing our Phase 1b/2a clinical trial and lead to questions about the integrity, reliability or robustness of the data from our Phase 1b/2a clinical trial.

In addition, under the terms of the Kyorin Agreement, we rely on Kyorin to fund all research, development, regulatory, marketing and commercialization activities in Japan, as well as support our global development efforts for ATYR1923. If Kyorin’s operations are limited due to the COVID-19 outbreak in Japan or in other regions where Kyorin operates or relies on third party operations, the development of ATYR1923 in Japan or globally may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement.

Further, we currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, and research and preclinical and clinical testing with respect to our product candidates. While many materials on which we rely may be obtained by more than one supplier, port closures, travel bans and other restrictions resulting from the COVID-19 outbreak may disrupt our supply chain or limit our ability to obtain sufficient materials to conduct our operations.

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. The impact of COVID-19 on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, the business of third parties on which we rely, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations.

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

We currently conduct research activities through Pangu BioPharma, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union (EU) and in Australia and may conduct future clinical trials internationally. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; and foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country.

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

We are subject to a number of anti-corruption laws, including the FCPA, and various other anti-corruption laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Our business relies on approvals and licenses from government and regulatory entities, and as a result, we are subject to certain elevated risks associated with interactions with these entities. Although we have adopted a code of business conduct and ethics that includes provisions governing the interactions of employees with government entities to mitigate these risks, there can be no assurance that this will be successful in preventing violations of anti-corruption laws. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any investigation of any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, prospects, financial condition and results of operations.

Our business and operations would suffer in the event of system failures.

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in the theft of our intellectual property, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cyber-attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Such an event could cause interruption of our operations. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of or damage to our data, theft of our intellectual property, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.

We may be subject to certain regulations, including federal and state healthcare fraud and abuse laws and health information privacy and security laws. Any failure to comply with these regulations could have a material adverse effect on our business and financial condition.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, including false claims and anti-kickback laws, data privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our research, proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. It is possible that some of our business activities could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative civil and criminal penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and regulatory oversight and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In addition, as of May 25, 2018, the General Data Protection Regulation (GDPR), regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

In addition, California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. For example, in March 2017, the U.K. government provided official legal notification to the EU that the U.K. will exit the EU (commonly referred to as Brexit), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the ACA. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Risks related to the ownership of our common stock

The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	adverse results or delays in preclinical studies or clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•	any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	failure of our strategic partners to perform under our collaborations or early termination of collaborations;
•	failure to successfully develop and commercialize our product candidates;
•	limited market sizes and pricing for our product candidates;
•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;
•	changes in laws or regulations applicable to current or future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	inability to obtain additional capital;

•	failure to meet or exceed financial or operational projections we may provide to the public;
•	failure to meet or exceed the financial or operational projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, politicians, legislatures, regulators and the investment community;
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts issue an adverse or misleading opinion regarding our common stock;
•	changes in the market valuations of similar companies;
•	changes in the structure of healthcare payment systems;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	a potential additional reverse stock split if we are unable to maintain a stock price above $1.00 per share of common stock; and
•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering (IPO). We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 19, 2020, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 25.01% of our voting stock. One of our principal stockholders owns all shares of our outstanding non-voting convertible preferred stock, which, if converted, would further increase the percentage of our voting stock held by our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt, grant funding, collaborations, strategic partnerships and/or licensing arrangements. For example, in February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share and in March 2020, the underwriters fully exercised their over-allotment option for the issuance of an additional 635,294 shares of common stock which resulted in total offering gross proceeds of approximately $20.7 million, before deducting underwriting discounts, commissions and offering expenses payable by us. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us.

Additionally, in May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) for an at-the-market offerings program (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM Offering Program with Wainwright, as of December 31, 2019, we had sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of approximately $3.0 million.

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

We have also registered or plan to register all common stock that we may issue under our employee benefits plans as well as shares of common stock underlying options to purchase shares of our common stock that were granted as inducement grants. As a result, once registered, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts commence coverage or continue coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. For example, in 2018 three analysts ceased to cover our stock and in 2019, one analyst ceased to cover our stock and coverage by a bank was suspended when an analyst changed employment.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and cause our stock price to decline.

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

We have broad discretion in the use of our cash, cash equivalents and investments and are exposed to risks related to the marketable securities we may purchase.

We have considerable discretion in the application of our existing cash, cash equivalents and investments. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. In addition, pending their use, we may invest our existing cash in certain short-term investments, including but not limited to investment-grade, interest-bearing securities. Historically, investment in these securities has been highly liquid and has experienced only very limited defaults. However, volatility in the financial markets in recent years has created additional uncertainty regarding the liquidity and safety of these investments. Additionally, we may use these proceeds for purposes that do not yield a significant return or any return at all for our stockholders.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal net operating loss carryforwards (NOLs) of approximately $163.7 million, with $51.2 million of NOLs generated after December 31, 2018 carrying forward indefinitely and $112.5 million of NOLs that will begin to expire in 2025. We had state NOLs carryforwards of approximately $163.3 million that will begin to expire in 2021. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire.  Unused losses generated in taxable years ending after December 31, 2017 will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current year taxable income (computed without regard to the deduction for the NOLs) in any given year. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past, and may experience a future ownership change (including, potentially, in connection with this offering), under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

In addition, pursuant to the Loan Agreement, we are restricted from paying cash dividends without the consent of the Lenders and future debt instruments may materially restrict our ability to pay dividends on our common stock.  Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors our board of directors may deem relevant.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our headquarters located at 3545 John Hopkins Court, Suite #250, San Diego, California pursuant to a lease agreement that expires on May 15, 2023. The lease covers 20,508 rentable square feet of office and laboratory space. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

.Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “LIFE”.

Holders of Record

As of March 19, 2020, there were approximately 43 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, pursuant to our Loan Agreement, we are restricted from paying cash dividends without the consent of the lenders and future debt instruments may materially restrict our ability to pay dividends on our common stock. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2019.

Item 6. Selected Financial Data.

The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Amounts are in thousands, except per share amounts.

	Years Ended December 31,
	2019	2018	2017
Statements of Operations Data:
Loss from operations	$(22,978)	$(32,820)	$(47,145)
Consolidated net loss	(23,763)	(34,515)	(48,207)
Net loss attributable to aTyr Pharma, Inc.	(23,603)	(34,515)	(48,207)
Comprehensive loss	(23,743)	(34,455)	(48,251)
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	(23,583)	(34,455)	(48,251)
Net loss per share attributable to common stock holders, basic and diluted	$(7.03)	$(16.11)	$(26.13)
Weighted average common stock shares outstanding, basic and diluted	3,355,600	2,141,961	1,845,033

	As of December 31,
	2019	2018	2017
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$31,144	$49,545	$85,119
Total assets	36,188	52,746	89,355
Working capital	19,002	39,970	76,594
Long-term debt, net of current portion and issuance costs and discount	—	8,263	14,719
Accumulated deficit	(322,304)	(298,701)	(264,186)
Total stockholders’ equity	21,026	33,650	64,245

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on novel immunological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality and signaling pathways of tRNA synthetases. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes and their extracellular targets, such as neuropilin-2 (NRP2).

Our primary focus is on ATYR1923, a clinical stage product candidate which binds to the NRP2 receptor and is designed to down regulate immune engagement in interstitial lung diseases (ILDs). ATYR1923, a fusion protein comprised of the immuno-modulatory domain of histidyl tRNA synthetase (HARS) fused to the fragment cystallizable (FC) region of a human antibody, is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential therapeutic for patients with ILDs, a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue.  We selected pulmonary sarcoidosis as our first ILD indication and are currently enrolling a proof-of-concept Phase 1b/2a clinical trial in patients. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. A blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial, showed study drug (ATYR1923 or placebo) was observed to be generally well tolerated with no drug-related serious adverse events (SAEs), consistent with the earlier Phase 1 study results in healthy volunteers. The final results of our current Phase 1b/2a clinical trial will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease ILD (CTD-ILD).

In January 2020, we entered into a license with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILDs in Japan. Under the collaboration and license agreement with Kyorin (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILDs. We received an $8.0 million upfront payment and we are eligible to receive an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan, as well as support our global development efforts for ATYR1923.

In conjunction with our clinical development of ATYR1923, we have in parallel been expanding our knowledge of NRP2 antibodies and tRNA synthetases.

NRP2 is a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. In many forms of cancer, high NRP2 expression is associated with worse outcomes. NRP2 can interact with multiple ligands and coreceptors to influence their functional roles. We are actively investigating NRP2 receptor biology, both internally and in collaboration with key academic thought leaders, to identify new product candidates for a variety of disease settings, including cancer, inflammation, and lymphangiogenesis. We have generated a panel of certain NRP2 antibodies that we believe have potential therapeutic value in oncology and are currently evaluating such antibodies in experimental models. We are also working closely with other collaborators and academia to further research in these areas. For example, in January 2019, we expanded a successful pilot study and entered into a research collaboration with the University of Nebraska Medical Center (UNMC) and Dr. Kaustubh Datta, who has published extensively in the field of NRP2 biology. In October 2019, we entered into a research collaboration with Dr. Diane Bielenberg at Boston Children’s Hospital, an expert in NRP2 biology, to examine the therapeutic efficacy of anti-NRP2 antibodies in potential new roles and indications. Dr. Bielenberg’s research will initially explore conditions characterized by inappropriate smooth muscle contractility, such as urinary incontinence and gastrointestinal tract motility disorders, where current treatments often have limited efficacy and serious side effects.

Our continued research of tRNA synthetases is being conducted through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement with CSL Behring (CSL) for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL is obligated to fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development.

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

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited, as of December 31, 2019. All intercompany transactions and balances are eliminated in consolidation.

Leases

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016‑02, Leases (Topic 842) (ASU No. 2016-02). For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to exclude from our consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses in our consolidated statements of operations.

Prior period amounts continue to be reported in accordance with our historical accounting practices under previous lease guidance, Accounting Standards Codification (ASC) 840, Leases. See “―Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements included elsewhere in this Annual Report, for more information about the impact of the adoption on ASU No. 2016-02.

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

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of December 31, 2019, no research milestones had been met. We will grant CSL an option to negotiate licenses for worldwide rights to each investigational new drug (IND) candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the research collaboration and option agreement in its entirety or with respect to one or more synthetases upon 45 days’ notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency of the other party.

For the year ended December 31, 2019, we recognized $422,000 as collaboration revenue under the CSL Agreement.

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

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. In particular, as a result of the recent COVID-19 outbreak in the United States, many clinical trial sites in our ongoing Phase 1b/2a clinical trial have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients. As a result, we anticipate that the availability of top-line results from the clinical trial will be delayed. This delay may also cause certain research and development expenses related to the trial to be incurred in future quarters, and ultimately, the incurrence of such expenses related to the clinical trial could shift materially. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

In November 2016, we entered into a loan and security agreement, as amended (Loan Agreement) with Silicon Valley Bank and Solar Capital Ltd. (Lenders) to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and investments and interest expense on our Term Loans outstanding with the Lenders as discussed below.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report. We believe that our accounting policies related to research and development expense accruals involve the most significant estimation and judgment in accounting for our reported consolidated financial results.

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

We currently rely on third parties for the clinical development of our product candidates and the manufacture of our product candidates to support our ongoing and future clinical trials. We pay these third parties, including consultants, CROs, manufacturers and other service providers, pursuant to contractual arrangements, which may include provisions for time and materials-based payments, project-based fees and milestone payments. We base our accrual for these expenses on our estimates of the services received and efforts expended pursuant to our contractual arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust our accrual or prepaid expenses accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates and the amounts actually incurred.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,		Increase /
	2019	2018	(Decrease)
Revenues	$422	$—	$422
Research and development expenses	14,048	20,385	(6,337)
General and administrative expenses	9,352	12,435	(3,083)
Other income (expense), net	(785)	(1,695)	(910)

Revenues. Revenues consist of collaboration revenue under our research collaboration and option agreement with CSL.

Research and development expenses. Research and development expenses were $14.0 million and $20.4 million for the years ended December 31, 2019 and 2018, respectively. The decrease of $6.4 million was due primarily to a $2.8 million decrease in personnel associated costs mainly as a result a reduction in force initiated in May 2018, a decrease of $1.7 million in costs associated with our research collaboration with The Scripps Research Institute which we terminated effective November 2018, a $1.7 million decrease in preclinical research and development expenses and a decrease of $0.7 million related to lower product manufacturing costs. The decrease was partially offset by an increase of $0.7 million related to our ATYR1923 Phase 1b/2a clinical trial.

General and administrative expenses. General and administrative expenses were $9.4 million and $12.4 million for the years ended December 31, 2019 and 2018, respectively. The decrease of $3.0 million was due primarily to a $2.2 million decrease in personnel associated costs mainly as a result of the May 2018 reduction in force, and a $0.8 million decrease in professional fees.

Other income (expense), net. Other income (expense), net was $0.8 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. The $0.9 million decrease was primarily a result of lower principal balances on our Term Loans with our Lenders which we started repaying in June 2018.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase /
	2018	2017	(Decrease)
Research and development expenses	$20,385	$30,067	(9,682)
General and administrative expenses	12,435	17,078	(4,643)
Other income (expense), net	(1,695)	(1,062)	633

Research and development expenses. Research and development expenses were $20.4 million and $30.1 million for the years ended December 31, 2018 and 2017, respectively. The decrease of $9.7 million was due primarily to a $4.2 million decrease related to the completion of preclinical and certain clinical studies related to ATYR1923 and ATYR1940, a $3.3 million decrease in product manufacturing costs, a $1.7 million decrease in personnel associated costs due to lower headcount, which was mainly a result of the Restructuring Plan, a $1.4 million decrease in overall general research and development expenses and a $0.2 million decrease in non-cash stock-based compensation expense. The decrease was partially offset by an increase of $1.1 million related to the initiation of our ATYR1923 Phase 1b/2a clinical trial.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $322.3 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2019, we had cash, cash equivalents and available-for-sale investments of $31.1 million. Since that time, we received $8.0 million related to the Kyorin Agreement and approximately $20.7 million in gross proceeds from our underwritten follow-on public offering of common stock, before deducting underwriting discounts, commissions and offering expenses payable by us. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report.

Sources of Liquidity

From our inception through December 31, 2019, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans.

Debt Financing

We have a Loan Agreement with our Lenders for the Term Loans. Under the Loan Agreement, we are obligated to make interest-only payments through June 1, 2018, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of November 18, 2020. Accordingly, we started paying the principal balance of the Term Loans in June 2018. The Term Loans bear interest at the prime rate, as reported in The Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. A final payment equal to 8.75% of the funded amounts is payable when the Term Loans become due or upon the prepayment of the respective outstanding balance. We have the option to prepay the outstanding balance of the Term Loans in full, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs, including any non-usage fees. We intend to retire the outstanding amounts due under our Loan Agreement at the maturity date in November 2020.

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

Sales of Equity Securities

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for an at-the-market offerings program (ATM Offering Program), under which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. In May 2019, we terminated the ATM Offering Program with Cowen. Under the ATM Offering Program with Cowen, we sold an aggregate of 243,393 shares of common stock at an average price of $7.88 per common share for net proceeds of $1.8 million.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) for an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM Offering Program with Wainwright, as of December 31, 2019, we had sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million.

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their over-allotment option for the issuance of an additional 635,294 shares of common stock. The total gross proceeds from the underwritten follow-on public offering, including the over-allotment, was approximately $20.7 million, before deducting underwriting discounts, commissions and offering expenses payable by us. We anticipate using the net proceeds from the offering for general corporate purposes, including clinical trial expenses, research and development expenses, manufacturing expenses, and general administrative expenses.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(20,013)	$(31,063)	$(42,364)
Investing activities	4,925	37,172	(27,637)
Financing activities	1,336	(4,238)	52,704
Net change in cash and cash equivalents	$(13,752)	$1,871	$(17,297)

Operating activities. Net cash used in operating activities was $20.0 million, $31.1 million and $42.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2019 related to non-cash charges including: $0.6 million for depreciation, $1.8 million for stock-based compensation, $0.7 million for debt discount accretion and non-cash interest expense, $0.7 million for accretion of a right-of-use asset and a $0.2 million decrease in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2018 related to non-cash charges including: $0.7 million for depreciation and amortization, $3.4 million for stock-based compensation, $1.0 million for debt discount accretion and non-cash interest expense, and a $1.4 million increase in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2017 related to non-cash charges including: $0.7 million for depreciation and amortization, $6.8 million for stock-based compensation, $0.6 million for debt discount accretion and non-cash interest expense and a $2.1 million increase in our net operating assets and liabilities.

Investing activities. Net cash provided by investing activities for the year ended December 31, 2019 consisted of $5.0 million of net maturities of investment securities. Net cash provided in investing activities for the year ended December 31, 2018 consisted of $37.8 million of net maturities of investment securities offset in part by $0.6 million of property and equipment purchases. Net cash used in investing activities for the year ended December 31, 2017 consisted of $26.3 million of net purchases of investment securities and $1.3 million of property and equipment purchases.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2019 was $1.3 million and consisted primarily of $4.4 million in proceeds from at the market issuances of common stock, net of issuance costs, and $4.9 million in proceeds from a registered direct offering, net of issuance costs, offset in part by $8.0 million of principal payments on the Term Loans. Net cash used by financing activities during the year ended December 31, 2018 was $4.2 million and consisted primarily of $4.7 million of principal payments on the Term Loans, partially offset by $0.4 million of net proceeds from the at the market issuances of common stock, net of issuance costs. Net cash provided by financing activities during the year ended December 31, 2017 was $52.7 million and consisted primarily of $42.5 million of proceeds from a private placement of equity securities, net of offering costs paid in the period and $9.9 million from the second and third tranches of the Term Loans, net of issuance costs.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our current and planned clinical trials of ATYR1923;
•	delays of our current and planned clinical trials of ATYR 1923 and any resulting cost increases as a result of the COVID-19 outbreak;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be unable to raise additional funds on acceptable terms or at all. The impact of COVID-19 on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Term Loans, principal payments including final payment	$9,083	$9,083	$—	$—	$—
Facilities lease (1)	2,994	754	1,842	398	—
Total	$12,077	$9,837	$1,842	$398	$—
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of December 31, 2019, we had cash, cash equivalents, and available-for-sale investments totaling $31.1 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury securities, high quality marketable debt instruments of corporations and financial institutions, and government sponsored and asset-backed securities with contractual maturity dates of less than one years. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of December 31, 2019, the increase would not have had a material effect on our results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of aTyr Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments

Basis for Opinion

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

San Diego, California

March 26, 2020

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$9,210	$22,962
Available-for-sale investments, short-term	21,934	26,583
Prepaid expenses and other assets	781	1,258
Total current assets	31,925	50,803
Property and equipment, net	1,270	1,853
Right-of-use assets	2,821	—
Other assets	172	90
Total assets	$36,188	$52,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$847	$1,040
Accrued expenses	2,376	2,026
Contract liability	208	—
Current portion of operating lease liability	755	—
Current portion of long-term debt, net of issuance costs and discount	8,737	7,767
Total current liabilities	12,923	10,833
Long-term operating lease liability, net of current portion	2,239	—
Long-term debt, net of current portion and issuance costs and discount	—	8,263
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 1,643,961 and 2,285,952 as of December 31, 2019 and 2018, respectively	2	2
Common stock, $0.001 par value per share; 10,714,286 authorized shares; issued and outstanding shares – 3,891,787 and 2,186,389 as of December 31, 2019 and 2018, respectively	4	2
Additional paid-in capital	343,524	332,407
Accumulated other comprehensive loss	(40)	(60)
Accumulated deficit	(322,304)	(298,701)
Total aTyr Pharma stockholders’ equity	21,186	33,650
Noncontrolling interest in Pangu BioPharma Limited	(160)	—
Total stockholders' equity	21,026	33,650
Total liabilities and stockholders’ equity	$36,188	$52,746

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017

Revenues:
Collaboration revenue	$422	$—	$—
Total revenues	422	—	—
Operating expenses:
Research and development	$14,048	$20,385	$30,067
General and administrative	9,352	12,435	17,078
Total operating expenses	23,400	32,820	47,145
Loss from operations	(22,978)	(32,820)	(47,145)
Total other expense, net	(785)	(1,695)	(1,062)
Consolidated net loss	(23,763)	(34,515)	(48,207)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	160	—	—
Net loss attributable to aTyr Pharma, Inc.	(23,603)	(34,515)	(48,207)
Net loss per share attributable to common stockholders, basic and diluted	$(7.03)	$(16.11)	$(26.13)
Weighted average common stock shares outstanding, basic and diluted	3,355,600	2,141,961	1,845,033

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2019	2018	2017

Consolidated net loss	$(23,763)	$(34,515)	$(48,207)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	20	60	(44)
Comprehensive loss	(23,743)	(34,455)	(48,251)
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	160	—	—
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(23,583)	$(34,455)	$(48,251)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2016	—	$—	1,698,252	$2	$278,854	$(76)	$(215,979)	$—	$62,801
Exercise of common stock options and release of restricted stock units	—	—	7,914	—	186	—	—	—	186
Issuance of common stock pursuant to employee stock purchase plan	—	—	4,364	—	175	—	—	—	175
Issuance of common stock and preferred stock from private placement, net of offering costs	2,285,952	2	419,438	—	42,237	—	—	—	42,239
Issuance of warrants related to term loan	—	—	—	—	263	—	—	—	263
Changes in share repurchase liability	—	—	—	—	48	—	—	—	48
Stock-based compensation	—	—	—	—	6,784	—	—	—	6,784
Net unrealized loss on investments, net of tax	—	—	—	—	—	(44)		—	(44)
Net loss	—	—	—	—	—	—	(48,207)	—	(48,207)
Balance as of December 31, 2017	2,285,952	2	2,129,968	2	328,547	(120)	(264,186)	—	64,245
Exercise of common stock options and release of restricted stock units	—	—	3,670	—	14	—	—	—	14
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,028	—	36	—	—	—	36
Issuance of common stock from at the market offerings, net of offering costs	—	—	49,723	—	379	—	—	—	379
Stock-based compensation	—	—	—	—	3,431	—	—	—	3,431
Net unrealized gain on investments, net of tax	—	—	—	—	—	60	—	—	60
Net loss	—	—	—	—	—	—	(34,515)		(34,515)
Balance as of December 31, 2018	2,285,952	2	2,186,389	2	332,407	(60)	(298,701)	—	33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	7,487	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,117	—	13	—	—	—	13
Issuance of common stock from at the market offerings, net of offering costs	—	—	805,357	1	4,404	—	—	—	4,405
Issuance of common stock from registered direct offering, net of offering costs	—	—	660,154	1	4,917	—	—	—	4,918
Stock-based compensation	—	—	—	—	1,783	—	—	—	1,783
Net unrealized gain on investments, net of tax	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	$(23,603)	(160)	(23,763)
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(23,763)	$(34,515)	$(48,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	746	713
Stock-based compensation	1,783	3,431	6,784
Debt discount accretion and non-cash interest expense	707	966	590
Amortization (accretion) of premium (discount) of available-for-sale investment securities	(284)	(261)	14
Amortization of right-of-use assets	731	—	—
(Gain) loss on disposal of property and equipment	(28)	18	—
Deferred rent	—	—	(130)
Changes in operating assets and liabilities
Prepaid expenses and other assets	334	610	761
Accounts payable and accrued expenses	162	(2,058)	(2,889)
Contract liability	208	—	—
Operating lease liability	(498)	—	—
Net cash used in operating activities	(20,013)	(31,063)	(42,364)
Cash flows from investing activities:
Purchases of property and equipment	(79)	(594)	(1,312)
Purchases of available-for-sale investment securities	(40,647)	(40,299)	(77,672)
Maturities of available-for-sale investment securities	45,600	78,065	51,347
Proceeds from sale of property and equipment	51	—	—
Net cash provided by (used in) investing activities	4,925	37,172	(27,637)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	13	36	175
Proceeds from issuance of common stock through option exercises and release of restricted stock units	—	14	186
Proceeds from issuance of common stock through at the market offerings, net of offering costs	4,405	379	—
Proceeds from issuance of common stock through registered direct offering, net of offering costs	4,918	—	—
Proceeds from issuance of securities in the Private Placement, net of issuance costs	—	—	42,477
Proceeds from borrowing, net	—	—	9,866
Repayments on borrowings	(8,000)	(4,667)	—
Net cash provided by (used in) financing activities	1,336	(4,238)	52,704
Net change in cash and cash equivalents	(13,752)	1,871	(17,297)
Cash and cash equivalents at beginning of period	22,962	21,091	38,388
Cash and cash equivalents at the end of period	$9,210	$22,962	$21,091

Supplemental disclosure of cash flow information:
Interest paid	$1,122	$1,700	$1,000
Purchase of fixed assets included in accounts payable	$—	$4	$260

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in connection with borrowings	$—	$—	$263
Changes in share repurchase liability	$—	$—	$48

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

Reverse Stock Split

In June 2019, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on June 28, 2019 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on July 1, 2019. Our consolidated financial statements and these notes give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, preferred stock conversions to common stock and per share amounts contained in our consolidated financial statements have been retrospectively adjusted.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $322.3 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2019, our cash, cash equivalents and available-for-sale investments were $31.1 million. Since that time, we received $8.0 million related to the Kyorin Agreement and approximately $20.7 million in gross proceeds from our underwritten follow-on public offering of common stock, before deducting underwriting discounts, commissions and offering expenses payable by us. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. However, we may be unable to raise additional capital or enter into such arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities, asset-backed securities, commercial paper and United States Treasury securities. We classify all investment securities as available-for-sale. Investment securities are carried at fair value, with the unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. As of December 31, 2019, we held an aggregate total of $21.9 million of investment securities which consisted of corporate debt securities, asset-backed securities, and commercial paper all of which will mature in less than one year, and there was an unrealized gain of $8,500 between the amortized cost and fair value of these investment securities. As of December 31, 2018, we held $26.6 million of corporate debt securities, asset-backed securities and United States Treasury securities, all of which mature in less than one year, and there was an unrealized loss of $10,000 between the amortized cost and fair value of these investment securities.

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

Accrued Expenses

Expenses related to clinical studies, preclinical development activities and product manufacturing are based on estimates of the services received and efforts expended pursuant to our contract arrangements. There may be instances in which payments made to our service providers will temporarily exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as, for clinical studies, the successful enrollment of patients, site initiation and the completion of clinical milestones. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known at the time. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense balance accordingly. Historically, our estimated accrued liabilities have materially approximated actual expenses incurred.

Leases

In January 2019, we adopted Accounting Standards Update (ASU) No. 2016‑02, Leases (Topic 842) (ASU No. 2016-02). For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to exclude from our consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses in our consolidated statements of operations.

Prior period amounts continue to be reported in accordance with our historical accounting practices under previous lease guidance, Accounting Standards Codification (ASC) 840, Leases. See “―Recent Accounting Pronouncements” below, for more information about the impact of the adoption on ASU No. 2016-02.

Revenue Recognition

We have entered into a research collaboration and option agreement with CSL Behring (CSL). The terms of this arrangement include payments to us for research and development services and potential development milestone payments. Performance of obligations under the agreement began in the second quarter of 2019.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate fair value of stock option grants using the Black-Scholes option pricing model.  We estimate the fair value using assumptions, including the risk-free interest rate, the expected volatility of a peer group of similar companies, the expected term of the awards and the expected dividend yield. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We follow Accounting Standards Codification (ASC) Topic 718, Compensation – Stock Compensation as guidance for accounting modification.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Years Ended December 31,
	2019	2018	2017
Class X Preferred Stock (if-converted to common stock)	587,445	816,851	816,851
Common stock warrants	13,904	477,639	477,639
Common stock options and restricted stock units	363,553	371,823	333,154
Employee stock purchase plan	1,958	1,610	2,220
	966,860	1,667,923	1,629,864

The following table summarizes our net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to aTyr Pharma, Inc.	$(23,603)	$(34,515)	$(48,207)

Denominator:
Weighted average common shares outstanding	3,355,600	2,141,961	1,845,294
Weighted average common shares subject to repurchase	—	—	(261)
Weighted average common shares outstanding - basic and diluted	3,355,600	2,141,961	1,845,033

Net loss per share - basic and diluted	$(7.03)	$(16.11)	$(26.13)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. We adopted ASU No. 2016-02 on January 1, 2019 using the modified retrospective approach and recognized a $3.5 million right-of-use asset and $3.5 million lease liability in our consolidated balance sheet for the discounted value of future lease payments from the adoption of this ASU. The adoption did not have any impact on our accumulated deficit.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for ASU No. 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU No. 2019-12 is effective for fiscal year years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all the amendments in the same period. We are currently evaluating the impact of ASU No. 2019-12 and do not expect the adoption of this guidance will have a material impact on our consolidated financial position or results of operations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019
Assets:
Current:
Cash equivalents	$8,248	$8,248	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,304	—	6,304	—
Commercial paper	7,568	—	7,568	—
Corporate debt securities	8,062	—	8,062	—
Total short-term investments	21,934	—	21,934	—
Total assets measured at fair value	$30,182	$8,248	$21,934	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018
Assets:
Current:
Cash equivalents	$16,019	$16,019	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	7,773	—	7,773	—
Commercial paper	6,144	—	6,144	—
Corporate debt securities	12,666	—	12,666	—
Total short-term investments	26,583	—	26,583	—
Total assets measured at fair value	$42,602	$16,019	$26,583	$—

As of December 31, 2019 and 2018, available-for-sale investments are detailed as follows (in thousands):

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,299	$5	$—	$6,304
Commercial paper	7,568	—	—	7,568
Corporate debt securities	8,057	5	—	8,062
	$21,924	$10	$—	$21,934

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$7,777	$—	$(4)	$7,773
Commercial paper	6,144	—	—	6,144
Corporate debt securities	12,672	—	(6)	12,666
	$26,593	$—	$(10)	$26,583

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

As of December 31, 2019, all available-for-sale investments were in a gross unrealized gain position, and had been in such position for less than twelve months.

4. License Agreement

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

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of December 31, 2019, no research milestones had been met. We will grant CSL an option to negotiate licenses for worldwide rights to each investigational new drug (IND) candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the research collaboration and option agreement in its entirety or with respect to one or more synthetases upon 45 days notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency of the other party.

We assessed our research collaboration with CSL in accordance with Topic 606 and concluded that CSL is a customer. We identified the following performance obligations under the CSL Agreement: 1) research services; and 2) participation in the Joint Steering Committee. We concluded that the performance obligations are interrelated and do not have a standalone basis. CSL has the right to terminate the research collaboration upon 45 days notice, which is considered to be the legally enforceable contract term. Therefore, during the first phase of research services, we have a 45 day performance obligation and all research services beyond the initial 45 days performance obligation are considered a material right. In addition, each phase of research services represents a separate customer option since CSL must provide written notice of its intent to advance to the next phase.

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

The option fees based on research milestones under the CSL Agreement are variable consideration.  Because they are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included.  However, the milestones are only payable upon CSL’s decision to proceed to the next research phase for any program, and are therefore subject to CSL’s sole discretion.  Accordingly, the milestones are fully constrained and we will not recognize revenue related to these amounts until we have received notification from CSL that they would like to proceed with the next phase of a research program.  For the year ended December 31, 2019, we recognized $422,000 as collaboration revenue under the CSL Agreement.

5. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Computer and office equipment	$543	$543
Scientific and laboratory equipment	5,241	5,631
Tenant improvements	1,700	1,703
	7,484	7,877
Less accumulated depreciation and amortization	(6,214)	(6,024)
	$1,270	$1,853

As of December 31, 2019, 2018 and 2017, depreciation expense was $0.6 million, $0.7 million and $0.7 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued salaries, wages and benefits	$1,275	$1,309
Other accrued expenses (1)	1,101	717
	$2,376	$2,026

(1)	Other accrued expenses include expenses for clinical research organizations and contract manufacturing organizations.

6. Debt, Commitments and Contingencies

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

The obligations under the Term Loans are secured by liens on our tangible personal property and we agreed to not encumber any of our intellectual property. The Term Loans include a material adverse change clause, which, if invoked, would enable the Lenders to require immediate repayment of the outstanding debt. The material adverse change clause covers a material impairment in the perfection or priority of the Lenders’ lien in the underlying collateral or in the value of such collateral, material adverse change in business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation.

As of December 31, 2019 the carrying value of our Term Loans consisted of $7.3 million principal outstanding, less the debt issuance costs of $0.1 million and the accretion of the final maturity payment of $1.8 million. We intend to pay our Term Loans in full, including the final maturity payment by the fourth quarter of 2020. The debt issuance costs have been recorded as a debt discount, and are being accreted to interest expense over the life of the Term Loans.

In connection with the first tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 3,415 shares of our common stock with an exercise price of $43.93 per share. In connection with the second tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 1,489 shares of our common stock with an exercise price of $50.37 per share. In connection with the third tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 1,443 shares of our common stock with an exercise price of $51.98 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as debt discount which are being accreted to interest expense over the life of Term Loans.

Facility Lease

We adopted ASU No. 2016-02, utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. We elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. We did not elect the hindsight practical expedient. We also made accounting policy elections not to apply the recognition requirements under ASU No. 2016-02 to any of our short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of our leases. Under ASU No. 2016-02, we determine if an arrangement is a lease at inception. The adoption of the new lease standard had a material impact on the consolidated balance sheets, but did not have a material impact on the consolidated statements of operations. The impact on the consolidated balance sheet resulted in the recording of a $3.5 million right-of-use asset and a corresponding operating lease liability for the same amount. Our right-of-use assets consist of an operating lease for our facility headquarters. We utilize a discount rate (incremental borrowing rate) of 9.6%. We have a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs.

Rent expense for the years ended December 31, 2019, 2018 and 20176 was $1.0 million, $1.0 million and $0.9 million, respectively. As of December 31, 2019, the weighted average remaining lease term was 3.4 years and the weighted average discount rate was 9.6%.

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of December 31, 2019 were as follows (in thousands):

Operating Lease
2020	$1,002
2021	1,031
2022	1,062
2023	404
Less: Amount representing interest	(505)
Present value of lease payments	2,994
Less: Current portion of operating lease liability	(755)
Long-term operating lease liability	$2,239

Related Party Transactions

Research Agreements and Funding Obligations

We provided funding to The Scripps Research Institute (TSRI) pursuant to a research funding and option agreement to conduct certain research activities. We terminated of our research funding and option agreement effective as of November 2018. During the years ended December 31, 2018 and 2017, we recognized expense under the agreement in the amount of $1.7 million and $1.8 million , respectively. Paul Schimmel, Ph.D., a member of our board of directors, is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

7. Stockholders’ Equity

Common Stock

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

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. During the year ended December 31, 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million under the ATM Offering Program with Wainwright.

Private Placement of Common Stock, Convertible Preferred Shares and Common Stock Warrants

In August 2017, we completed a private placement of common and preferred stock in which a select group of institutional investors, including Viking Global Opportunities Illiquid Investments Sub-Master, LP (VGO Fund) and other accredited investors, certain of whom are affiliated with our directors and officers (collectively, the Purchasers), purchased preferred stock and common stock. We issued to VGO Fund 126,985 shares of our common stock, at a price of $37.10 per share, 2,285,952 shares of our Class X Convertible Preferred Stock, par value of $0.001 at a price of $13.25 per share, and warrants to purchase up to that number of additional shares of common stock. The remaining Purchasers purchased an aggregate of 292,453 shares of our common stock, at a price of $37.10 per share, and warrants to purchase up to 109,743 additional shares of our common stock. Gross proceeds from the private placement were $45.8 million. The warrants to purchase 463,735 shares of our common stock are exercisable at an exercise price of $64.92 per share, subject to adjustments as provided under the terms of the warrants. The warrants expired on December 31, 2019.

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

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2015 Stock Plan (the 2015 Plan). The 2015 Plan became effective on May 6, 2015 and we ceased granting any new awards under our 2014 Plan. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. A total of 112,399 shares of our common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan automatically increased each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 131,428 shares, (ii) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) an amount determined by our board of directors. Pursuant to this provision, 87,368, 85,111 and 67,842 additional shares were reserved for issuance under the 2015 Plan on January 1, 2019, 2018 and 2017, respectively. In March 2019, our board of directors amended the 2015 Plan to increase the number of shares of common stock reserved under the 2015 Plan by 71,428 shares subject to approval by the Company’s stockholders. At our 2019 Annual Meeting of Stockholders, our stockholders approved such amendment. Total shares available for issuance under the 2015 Plan as of January 1, 2020 were 260,999. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

The maximum term of options granted under 2015 Plan is ten years.  For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term.

Inducement Grants

    In July 2018, we granted a non-qualified option to purchase 14,285 shares of our common stock at an exercise price of $11.41 per share as an inducement award in connection with the hiring of our Chief Financial Officer.

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

Employee Stock Purchase Plan

In April 2015, our board of directors adopted, and our stockholders approved, our 2015 Employee Stock Purchase Plan (the 2015 ESPP). The 2015 ESPP became effective on May 6, 2015. A total of 16,258 shares of our common stock were initially reserved for issuance under the 2015 ESPP. In addition, the number of shares reserved and available for purchase under the 2015 ESPP automatically increased each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2015 ESPP. Pursuant to this provision, 21,842, 21,277 and 16,960 additional shares were reserved for issuance under the 2015 ESPP on January 1, 2019, 2018 and 2017, respectively. As of January 1, 2020, total shares reserved for issuance under the 2015 ESPP were 78,697.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	356,353	$62.61
Granted	76,722	$7.15
Canceled/forfeited/expired	(81,997)	$58.98
Outstanding as of December 31, 2019	351,078	$51.34	6.60	$910.00
Options vested and expected to vest as of December 31, 2019	351,078	$51.34	6.60	$910.00
Options exercisable as of December 31, 2019	218,021	$67.82	5.51	$45.00

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2019	2018	2017
Expected term (in years)	5.51 – 6.07	5.00 – 6.08	5.50 – 6.08
Risk-free interest rate	1.4% – 2.6%	2.3% – 3.0%	1.9% – 2.1%
Expected volatility	97.2% – 105.4%	87.9% – 98.4%	99.1% – 124.4%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2019	2018	2017
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	1.6% – 2.5%	1.4% – 2.1%	0.6% – 1.0%
Expected volatility	99.7% – 141.7%	71.5% – 99.7%	74.5% – 115.2%
Expected dividend yield	0.0%	0.0%	0.0%

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

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	15,470	$11.91
Granted	5,356	$7.24
Released	(7,487)	$11.91
Forfeited	(864)	$11.90
Balance as of December 31, 2019	12,475	$9.90

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$354	$1,216	$1,399
General and administrative	1,429	2,215	$5,385
Total stock-based compensation expense	$1,783	$3,431	$6,784

The weighted–average grant date fair value per share of stock options granted by us, during the years ended December 31, 2019, 2018 and 2017 was $5.67, $25.76 and $39.95, respectively. The total grant date fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $39,000, $0.2 million and $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $6,000 and $0.3 million, respectively. We did not have any options exercised during the year ended December 31, 2019. The aggregate intrinsic value of restricted stock units released during the years ended December 31, 2019, 2018 and 2017 was $31,000, $19,000 and $0.1 million. As of December 31, 2019, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $2.4 million and $0.1 million, respectively.  These unrecognized costs for options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 2.3 years and 0.7 years, respectively.

Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2019 were as follows:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
144	$104.65	March 2021
1,066	$281.50	July 2023
6,830	$43.93	November 2023
2,978	$50.37	June 2024
2,886	$51.98	December 2024
13,904

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

December 31, 2019
Class X Preferred Stock (if-converted to common stock)	587,445
Common stock warrants	13,904
Common stock options and restricted stock units	363,553
Shares available under the 2015 Plan	260,999
Shares available under the 2015 ESPP	78,697
1,304,598

8. Income Tax

Pretax earnings (loss) were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(23,315)	$(34,021)	$(47,712)
Foreign	(448)	(494)	(495)
	$(23,763)	$(34,515)	$(48,207)

A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,

	2019	2018	2017
Expected income taxes benefit at federal statutory rate	$(4,990)	$(7,248)	$(16,390)
State income taxes, net of federal benefit	(19)	(14)	(13)
Permanent items and other	750	770	1,311
Research credits	(817)	(1,222)	(2,286)
Unrecognized tax benefits	327	489	914
Foreign rate differential	20	22	87
Change in tax rate	(49)	(11)	(25)
Tax cuts and Jobs Act	—	—	27,933
Change in valuation allowance	4,778	7,214	(11,531)
Income tax (benefit) expense	$—	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOLs) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $71.7 million and $66.9 million as of December 31, 2019 and 2018, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$38,180	$32,997
Capitalized research and development expenses	16,900	17,279
Research credits and other state credits	12,452	11,962
Intangible assets	1,841	2,024
Reserve and accruals	2,310	2,667
Lease liability	631	—
Valuation allowance	(71,702)	(66,929)
Total deferred tax assets	$612	$—
Deferred tax liabilities:
Right of use lease assets	(612)	—
Total deferred tax liabilities	(612)	—
Net deferred tax assets	$—	$—

As of December 31, 2019, we had federal NOLs carryforwards of approximately $163.7 million, with $51.2 million of NOLs generated through December 31, 2018 carrying forward indefinitely and $112.5 million of net NOLs that will begin to expire in 2025. NOLs generated after January 1, 2018 are subject to an 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. We had state net operating loss carryforwards of approximately $163.3 million, and foreign net operating loss carryforwards of $8.0 million. The state net operating losses will begin to expire in 2021. The foreign net operating losses carry over indefinitely.

As of December 31, 2019, we had federal and state research and development credit carryforwards of approximately $5.0 million and $4.1 million, respectively, which begin to expire in 2026 for federal purposes and carry over indefinitely for state purposes. We had $12.5 million of federal Orphan Drug Credits as of December 31, 2019, which will begin to expire in 2035.

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

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the NOLs and research and development credit carryforwards become subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization. We completed analyses through December 31, 2017, and are in the process of analyzing the impact to our NOLs and research and development tax credit carryforwards. During 2019 and 2018, we decided to postpone completing another Section 382 study until we start utilizing our NOLs. Due to the existence of the valuation allowance, any impact to the NOLs and research and development tax credit carryforwards from Section 382 analysis will be offset by a corresponding adjustment to valuation allowance, resulting in no tax provision impact. Ownership changes that may have occurred subsequent to December 31, 2017, and future ownership changes, including any ownership change resulting from this offering, may further limit our ability to utilize its remaining tax attributes.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2019	2018	2017
Balance as of beginning of year	$19,643	$16,558	$13,000
Increase (decrease) related to prior year tax positions	—	2	(189)
Increase related to current year tax positions	1,659	3,083	3,747
Balance as of end of year	$21,302	$19,643	$16,558

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2019 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and California authorities due to carry forward of unutilized NOLs and research and development credits.

9. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees.  Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our Board of Directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million during each of the years ended December 31, 2019, 2018 and 2017, respectively.

10. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2019 and 2018 are as follows (in thousands, except per share data):

	For the quarters ended
	March 31	June 30	September 30	December 31
2019:
Operating expenses	$5,877	$5,735	$5,682	$6,106
Net loss attributable to aTyr Pharma, Inc.	(6,137)	(5,848)	(5,645)	(5,973)
Basic and diluted net loss per share	$(2.54)	$(1.80)	$(1.47)	(1.54)

2018:
Operating expenses	$10,220	$9,960	$6,677	$5,963
Net loss attributable to aTyr Pharma, Inc.	(10,667)	(10,412)	(7,114)	(6,322)
Basic and diluted net loss per share	$(5.01)	$(4.88)	$(3.33)	(2.92)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

11. Subsequent Events

In January 2020, we entered into a license with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILDs in Japan. Under the collaboration and license agreement with Kyorin (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILDs. We received an $8.0 million upfront payment and we are eligible to receive an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan, as well as support our global development efforts for ATYR1923.

In January 2020, the VGO Fund converted 1,142,478 shares of its Preferred Shares into 408,247 shares of common stock and in February 2020, converted 501,483 shares of its Preferred Shares into 179,197 shares of common stock. As of February 2020, following the conversion, VGO Fund owned 6.7% of our common stock.

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their over-allotment option for the issuance of an additional 635,294 shares of common stock. The total gross proceeds from the underwritten follow-on public offering, including the over-allotment, was approximately $20.7 million, before deducting underwriting discounts, commissions and offering expenses payable by us. We anticipate using the net proceeds from the offering for general corporate purposes, including clinical trial expenses, research and development expenses, manufacturing expenses, and general administrative expenses.

In March 2020, Pangu, together with the Hong Kong University of Science and Technology (HKUST), was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program. The grant will be funded by ITC for approximately 50% of the total estimated project cost, with aTyr contributing the remaining 50%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

    This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019 (Proxy Statement), and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report.

1. Index list to Financial Statements:

2. Financial Statement Schedules.

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.9	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.10	Description of Common Stock of the Registrant	—	—	—	Filed herewith
10.1#	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2#	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 10, 2019
10.3#	Forms of agreement under 2015 Stock Option and Incentive Plan	S-1/A	333-203272	10.2	April 27, 2015
10.4	Lease by and between the Registrant and BMR-John Hopkins Court LLC, dated December 22, 2011	S-1	333-203272	10.9	April 6, 2015
10.5	First Amendment to Lease between the Registrant and BMR-3545-3575 JOHN HOPKINS LP (as successor-in-interest to BMR-John Hopkins Court LLC), dated January 4, 2017	10-K	001-37378	10.8	March 16, 2017
10.6	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.7	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.8#	2015 Employee Stock Purchase Plan	S-1/A	333-203272	10.14	April 27, 2015
10.9#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.10#	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.11#	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.12†	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank and Solar Capital Ltd, dated November 18, 2016	10-K	001-37378	10.17	March 16, 2017
10.13	Second Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in-interest to BMR-John Hopkins Court, LLC), dated April 27, 2017	10-Q	001-37378	10.1	May 11, 2017
10.14	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated June 30, 2017	10-Q	001-37378	10.1	August 14, 2017
10.15#	Employment Agreement, dated November 1, 2017, by and between the Company and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.16	Second Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated October 10, 2017	10-K	001-37378	10.21	March 20, 2018
10.17	Third Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank and Solar Capital Ltd. dated December 22, 2017	10-K	001-37378	10.23	March 20, 2018
10.18#	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
10.19	Third Amendment to Lease between Registrant and BMR-3545-3575 John Hopkins LP (as successor-in interest to BMR-John Hopkins Court, LLC), dated July 30, 2018	10-Q	001-37378	10.1	November 11, 2018
10.20#	Employment Offer Letter by and between Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	10-Q	001-37378	10.2	May 14, 2019
10.21†	Collaboration and License Agreement by and between Registrant and Kyorin Pharmaceutical Co., Ltd. agreement, dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
10.22	Common Stock Sales Agreement, between the Registrant and H.C. Wainwright & Co., LLC, dated May 21, 2019	8-K	001-37378	10.1	May, 22, 2019
10.23	Amendment No. 1 to Common Stock Sales Agreement, dated June 18, 2019, between the Registrant and H.C. Wainwright & Co., LLC	S-3/A	333-231658	1.3	June 18, 2019
14.1	Code of Business Conduct and Ethics	10-Q	001-37378	14.1	June 18, 2015
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

#	Indicates a management contract or compensatory plan, contract or arrangement.
†	Certain portions have been omitted because the Registrant has determined that the information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

aTyr Pharma, Inc.

Date: March 26, 2020	By	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjay S. Shukla, M.D., M.S. and Jill M. Broadfoot, jointly and severally, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 26, 2020
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 26, 2020
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ John K. Clarke	Chairman of the Board	March 26, 2020
John K. Clarke

/s/ James C. Blair	Director	March 26, 2020
James C. Blair, Ph.D.

/s/ Timothy P. Coughlin	Director	March 26, 2020
Timothy P. Coughlin

/s/ Jane A. Gross	Director	March 26, 2020
Jane A. Gross, Ph.D.

/s/ Jeffrey S. Hatfield	Director	March 26, 2020
Jeffrey S. Hatfield

/s/ Svetlana Lucas	Director	March 26, 2020
Svetlana Lucas, Ph.D.

/s/ Paul Schimmel	Director	March 26, 2020
Paul Schimmel, Ph.D.