Form 10-Q
period 2020-03-31
aTYR PHARMA INC
filed 2020-05-12
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

As of May 8, 2020, there were 9,352,498 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,453	$9,210
Available-for-sale investments	10,376	21,934
Prepaid expenses and other assets	545	781
Total current assets	50,374	31,925
Property and equipment, net	1,281	1,270
Right-of-use assets	2,643	2,821
Other assets	149	172
Total assets	$54,447	$36,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$748	$847
Accrued expenses	1,908	2,376
Contract liability	143	208
Current portion of operating lease liability	780	755
Current portion of long-term debt, net of issuance costs and discount	6,866	8,737
Total current liabilities	10,445	12,923
Long-term operating lease liability, net of current portion	2,035	2,239
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 and 1,643,961 as of March 31, 2020 (unaudited) and December 31, 2019, respectively	—	2
Common stock, $0.001 par value per share; 10,714,286 authorized shares; issued and outstanding shares – 9,352,498 and 3,891,787 as of March 31, 2020 (unaudited) and December 31, 2019, respectively	9	4
Additional paid-in capital	362,723	343,524
Accumulated other comprehensive loss	(53)	(40)
Accumulated deficit	(320,551)	(322,304)
Total aTyr Pharma stockholders’ equity	42,128	21,186
Noncontrolling interest in Pangu BioPharma Limited	(161)	(160)
Total stockholders' equity	41,967	21,026
Total liabilities and stockholders’ equity	$54,447	$36,188

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Revenues:
License revenues	$8,065	$—
Total revenues	8,065	—
Operating expenses:
Research and development	3,616	3,345
General and administrative	2,590	2,532
Total operating expenses	6,206	5,877
Income (loss) from operations	1,859	(5,877)
Total other expense, net	(107)	(260)
Consolidated net income (loss)	1,752	(6,137)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	—
Net income (loss) attributable to aTyr Pharma, Inc.	$1,753	$(6,137)
Basic net income (loss) per share	$0.25	$(2.54)
Shares used in computing basic net income (loss) per share	6,881,791	2,418,674
Diluted net income (loss) per share	$0.25	$(2.54)
Shares used in computing diluted net income (loss) per share	6,884,797	2,418,674

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Consolidated net income (loss)	$1,752	$(6,137)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(13)	20
Comprehensive income (loss)	$1,739	$(6,117)
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	1	—
Comprehensive income (loss) attributable to aTyr Pharma, Inc. common stockholders	$1,740	$(6,117)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months Ended March 31, 2020 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	2,679	—	—	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Stock-based compensation	—	—	—	—	423	—	—	—	423
Net unrealized loss on investments, net of tax	—	—	—	—	—	(13)	—	—	(13)
Net income (loss)	—	—	—	—	—	—	1,753	(1)	1,752
Balance as of March 31, 2020	—	$—	9,352,498	$9	$362,723	$(53)	$(320,551)	$(161)	$41,967

	Three Months Ended March 31, 2019 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	2,285,952	$2	2,186,389	$2	$332,407	$(60)	$(298,701)	$—	$33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	—	—	—	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	193,670	—	1,381	—	—	—	1,381
Stock-based compensation	—	—	—	—	571	—	—	—	571
Net unrealized gain on investments, net of tax	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	(6,137)	—	(6,137)
Balance as of March 31, 2019	1,643,961	$2	2,609,342	$2	$334,359	$(40)	$(304,838)	$—	$29,485

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:	(unaudited)
Consolidated net income (loss)	$1,752	$(6,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	157	167
Stock-based compensation	423	571
Debt discount accretion and non-cash interest expense	129	201
Accretion of discount of available-for-sale investment securities	(24)	(106)
Amortization of right-of-use assets	201	169
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities
Collaboration receivable	—	(630)
Prepaid expenses and other assets	236	97
Accounts payable and accrued expenses	(578)	(985)
Contract liability	(65)	630
Operating lease liability	(179)	—
Net cash provided by (used in) operating activities	2,058	(6,023)
Cash flows from investing activities:
Purchases of property and equipment	(166)	(10)
Purchases of available-for-sale investment securities	(3,081)	(13,995)
Maturities of available-for-sale investment securities	14,650	10,650
Proceeds from sale of property and equipment	3	—
Net cash provided by (used in) investing activities	11,406	(3,355)
Cash flows from financing activities:
Proceeds from issuance of common stock through at the market offerings, net of offering costs	—	1,381
Proceeds from issuance of common stock through underwritten follow-on offering, net of offering costs	18,779	—
Repayments on borrowings	(2,000)	(2,000)
Net cash provided by (used in) financing activities	16,779	(619)
Net change in cash and cash equivalents	30,243	(9,997)
Cash and cash equivalents at beginning of period	9,210	22,962
Cash and cash equivalents at the end of period	$39,453	$12,965

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and follow the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2019, contained in our Annual Report on Form 10-K filed with the SEC on March 26, 2020. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Risks and Uncertainties

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will continue to cause significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to our business have included the delay in enrollment of our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and our ability to raise capital and conduct business development activities.

.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2020, we had an accumulated deficit of $320.6 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments of $49.8 million as of March 31, 2020 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. However, we may be unable to raise additional capital or enter into such arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes. The most significant estimates in our condensed consolidated financial statements relate to the clinical trials and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

Leases

We follow Accounting Standards Codification (ASC) Topic 842, Leases in recording our operating and financing lease. For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. We did not elect the hindsight practical expedient. We also made accounting policy elections not to apply the recognition requirements under Topic 842 to any of our short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of our leases. Under Topic 842 we determine if an arrangement is a lease at inception. Our right-of-use assets consist of an operating lease for our facility headquarters. We have a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs.

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

Revenue Recognition

We evaluate our agreements under ASC Topic 606, Revenue from Contracts with Customers and ASC Topic 808, Collaborative Arrangements. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i)

identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

We recognize revenue in one of two ways, over time or at a point in time. We recognize revenue over time when we are executing on our performance obligation over time and our partner receives benefit over time. For example, we recognize revenue over time when we provide research and development services. We recognize revenue at a point in time when we transfer control of a distinct performance obligation to our partner.  For example, if a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.

Basic and Diluted Net Income (Loss) Per Share

Basic Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase.

Diluted Net Income (Loss) Per Share

For the three months ended March 31, 2020, we had net income available to common stockholders. As a result, we computed diluted net income per share using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding included 3,006 shares of restricted stock units.

For the three months ended March 31, 2020, the calculation excluded the following common equivalent shares because the effect on diluted earnings per share was anti-dilutive:

Common stock warrants	13,904
Common stock options and restricted stock units	486,142
Employee stock purchase plan	1,958
502,004

For the three months ended March 31, 2019, common stock from the following would have had an anti-dilutive effect on net loss per share (in common share equivalents):

Class X Preferred Stock (if-converted to common stock)	587,445
Common stock warrants	477,639
Common stock options and restricted stock units	404,977
Employee stock purchase plan	1,610
1,471,671

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for small reporting companies. We are currently evaluating the impact of Topic 326 and do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial position or results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for Topic 740 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Topic 740 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all the amendments in the same period. We are currently evaluating the impact of Topic 740 and do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial position or results of operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020
Assets:
Current:
Cash equivalents	$34,674	$34,674	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	3,100	—	3,100	—
Commercial paper	5,076	—	5,076	—
Corporate debt securities	2,200	—	2,200	—
Total short-term investments	10,376	—	10,376	—
Total assets measured at fair value	$45,050	$34,674	$10,376	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019
Assets:
Current:
Cash equivalents	$8,248	$8,248	$—	$—
Available-for-sale investments, short-term:
Asset-backed securities	6,304	—	6,304	—
Commercial paper	7,568	—	7,568	—
Corporate debt securities	8,062	—	8,062	—
Total short-term investments	21,934	—	21,934	—
Total assets measured at fair value	$30,182	$8,248	$21,934	$—

As of March 31, 2020 and December 31, 2019, available-for-sale investments are detailed as follows (in thousands):

	March 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$3,102	$—	$(2)	$3,100
Commercial paper	5,077	—	—	5,077
Corporate debt securities	2,200	—	(1)	2,199
	$10,379	$—	$(3)	$10,376

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments, short-term:
Asset-backed securities	$6,299	$5	$—	$6,304
Commercial paper	7,568	—	—	7,568
Corporate debt securities	8,057	5	—	8,062
	$21,924	$10	$—	$21,934

As of March 31, 2020, all of our available-for-sale investments had a variety of effective maturity dates of less than one year. As of March 31, 2020, four out of ten of the available-for-sale investments were in gross unrealized loss positions.

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

3. License and Other Agreements

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

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of March 31, 2020, no research milestone has been met. Moreover, aTyr will grant CSL an option to negotiate licenses for worldwide rights to each investigational new drug (IND) candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the CSL Agreement in its entirety or with respect to one or more synthetases upon 45 days notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency.

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

The option fees based on research milestones under the CSL Agreement are variable consideration. Because they are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included. However, the milestones are only payable upon CSL’s decision to proceed to the next research phase for any program, and are therefore subject to CSL’s sole discretion.  Accordingly, the milestones are fully constrained and we will not recognize revenue related to these amounts until we have received notification from CSL that they would like to proceed with the next phase of a research program.  For the three months ended March 31, 2020, we recognized $0.2 million as license revenue under the CSL Agreement.

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for interstitial lung diseases (ILDs) in Japan. Under the collaboration and license agreement with Kyorin (Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILDs. We received an $8.0 million upfront payment and we are eligible to receive an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan.

Following the first anniversary of the effective date of the Kyorin Agreement, Kyorin has the right to terminate the agreement for any reason upon 90 days advance written notice.  Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our research collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of ATYR1923 for ILDs in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price for the free clinical trial material to be provided by us to Kyorin was $0.1 million, using the “expected cost plus a margin” approach. As of March 31, 2020, we recognized $7.9 million as license revenue under the Kyorin Agreement. We expect to recognize $0.1 million in revenue for the free clinical trial material upon delivery to Kyorin.

Both the milestones and royalty payments under the Kyorin Agreement are variable consideration. Since milestone payments are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included as revenue. We will apply constraint to these amounts until we have received notification from Kyorin that the milestone has been achieved. The royalties are dependent on future sales by Kyorin which are at the full discretion of Kyorin. Accordingly, we will apply a constraint to these amounts until the future sale sales have occurred.

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant will fund approximately 50% of the total estimated project cost, with aTyr contributing the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region is effective April 1, 2020.

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

As of March 31, 2020, the carrying value of our Term Loans consisted of $5.3 million principal outstanding less the debt issuance costs of $0.1 million and the accretion of the final maturity payment of $1.8 million. We intend to pay our Term Loans in full, including the final maturity payment by the fourth quarter of 2020. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans.

In connection with the first tranche, we issued warrants to the Lenders to purchase an aggregate of 3,415 shares of our common stock with an exercise price of $43.93 per share. In connection with the second tranche, we issued warrants to the Lenders to purchase an aggregate of 1,489 shares of our common stock with an exercise price of $50.37 per share. In connection with the third tranche, we issued warrants to each of the Lenders to purchase an aggregate of 1,433 shares of our common stock with an exercise price of $51.98 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as a debt discount which is being accreted to interest expense over the life of Term Loans.

Facility Leases

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of March 31, 2020 were as follows (in thousands):

Operating Lease
2020	$754
2021	1,031
2022	1,062
2023	404
Less: Amount representing interest	(436)
Present value of lease payments	2,815
Less: Current portion of operating lease liability	(780)
Long-term operating lease liability	$2,035

For each of the three months ended March 31, 2020 and 2019, we recorded an operating lease cost of $0.2 million.  As of March 31, 2020, the weighted-average remaining lease term was 3.2 years and the weighted-average discount rate was 9.6%.

5. Stockholders’ Equity

At the Market Offering Program

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. During 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for net proceeds of $3.0 million under the ATM Offering Program. We did not utilize the ATM Offering Program during the three months ended March 31, 2020.

Underwritten Follow-On Public Offering

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 635,294 shares of common stock. The total gross proceeds from the underwritten follow-on public offering, including the underwriters’ option to purchase additional shares, was approximately $20.7 million, before deducting underwriting discounts, commissions and offering expenses payable by us.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

March 31, 2020
Common stock warrants	13,904
Common stock options and restricted stock units	489,148
Shares available under the 2015 Plan	132,725
Shares available under the 2015 ESPP	78,697
714,474

Equity Incentive Plans

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2020:

	Number of Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	351,078	$51.34
Granted	162,434	$4.51
Canceled/forfeited/expired	(38,932)	$111.43
Outstanding as of March 31, 2020	474,580	$30.38

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	March 31,
	2020	2019
Expected term (in years)	6.02	6.02 – 6.07
Risk-free interest rate	1.5%	2.5% – 2.6%
Expected volatility	102.2%	100.0% – 101.0%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2020:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	12,475	$9.90
Granted	5,000	$4.29
Released	(2,679)	$7.24
Forfeited	(228)	$11.90
Balance as of March 31, 2020	14,568	$8.44

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, 2015 ESPP and restricted stock units is as follows (in thousands):

	March 31,
	2020	2019
Research and development	$62	$116
General and administrative	361	455
Total stock-based compensation expense	$423	$571

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 26, 2020 (2019 Annual Report).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect actual outcomes.

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

Our primary focus is on ATYR1923, a clinical stage product candidate which downregulates immune responses by binding to the NRP2 receptor and is in development for the treatment of interstitial lung diseases (ILDs). ATYR1923, a fusion protein comprised of the immuno-modulatory domain of histidyl tRNA synthetase (HARS) fused to the fragment cystallizable (FC) region of a human antibody, is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential therapeutic for patients with ILDs, a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue. We selected pulmonary sarcoidosis, a major form of ILD, as our first clinical indication and are currently enrolling a proof-of-concept Phase 1b/2a clinical trial in patients. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. A blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial, showed study drug (ATYR1923 or placebo) was observed to be generally well tolerated with no drug-related serious adverse events (SAEs), consistent with the earlier Phase 1 study results in healthy volunteers. The final results of our current Phase 1b/2a clinical trial will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as connective tissue disease ILD (CTD-ILD) and chronic hypersensitivity pneumonitis (CHP).

In response to the COVID-19 pandemic, we are investigating ATYR1923’s potential as a treatment for COVID-19 patients with severe respiratory complications. The inflammatory lung injury related to COVID-19 may be similar to that of interstitial lung diseases. By targeting aberrant immune responses, we believe that ATYR1923’s mechanism of action has substantial overlap with this disease pathology. In April 2020, we announced that the U.S. Food and Drug Administration (FDA) accepted our investigational new drug (IND) application to evaluate ATYR1923 in a Phase 2 clinical trial in COVID-19 patients with severe respiratory complications. The Phase 2 clinical trial will be a randomized, double blind, placebo-controlled study with ATYR1923 in 30 confirmed COVID-19 positive patients at up to 10 centers in the United States. Subject to successful clinical trial site initiation and patient enrollment, we expect data from this Phase 2 clinical trial in COVID-19 patients this year.

In January 2020, we entered into a license with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILDs in Japan. Under the collaboration and license agreement with Kyorin (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILDs. We received an $8.0 million upfront payment and we are eligible to receive an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan.

In conjunction with our clinical development of ATYR1923, we have in parallel been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. NRP2 is a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. In many forms of cancer, high NRP2 expression is associated with worse outcomes. NRP2 can interact with multiple ligands and coreceptors to influence their functional roles. We are actively investigating NRP2 receptor biology, both internally and in collaboration with key academic thought leaders, to identify new product candidates for a variety of disease settings, including cancer, inflammation, and lymphangiogenesis.

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong government’s Innovation and Technology Commission under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant will fund approximately 50% of the total estimated project cost, with our company contributing the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration is effective April 1, 2020.

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

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included the delay in enrollment of our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays other clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma as of March 31, 2020. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement for the development and commercialization of ATYR1923 for ILDs in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILDs. We received an $8.0 million upfront payment and we are eligible to receive an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan.

Following the first anniversary of the effective date of the Kyorin Agreement, Kyorin has the right to terminate the agreement for any reason upon 90 days advance written notice. Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

For the three months ended March 31, 2020, we recognized $7.9 million as license revenue under the Kyorin Agreement.

In March 2019, we entered into a research collaboration and option agreement with CSL for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline (CSL Agreement). Under the terms of the CSL Agreement, CSL will fund all research and development activities related to the development of the applicable product candidates for the duration of the CSL Agreement. CSL reimburses us for all research and development activities. The research and development activities will be performed in six phases by both parties. The first phase totaling $0.6 million was funded in May 2019 and future phases will be funded on a quarterly basis.

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of March 31, 2020, no research milestones had been met. We will grant CSL an option to negotiate licenses for worldwide rights to each IND candidate that emerges from the CSL Agreement. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the research collaboration and option agreement in its entirety or with respect to one or more synthetases upon 45 days’ notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency of the other party.

For the three months ended March 31, 2020, we recognized $0.2 million as license revenue under the CSL Agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and will consist primarily of costs related to our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications, and research, and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. In particular, as a result of the COVID-19 pandemic, many clinical trial sites in our ongoing Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients. As a result, we anticipate that the availability of top-line results from the clinical trial will be delayed. This delay may also cause certain research and development expenses related to the trial to be incurred in future quarters, and ultimately, the incurrence of such expenses related to the clinical trial could shift materially. In addition, neither the duration of or expenses related to our Phase 2 clinical trial in COVID-19 patients with severe respiratory complications can be determined with certainty at this time.

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

Other Expense, Net

In November 2016, we entered into a loan and security agreement, as amended (Loan Agreement) with Silicon Valley Bank (SVB) and Solar Capital Ltd. (together with SVB, the Lenders) to borrow up to $20.0 million issuable in three separate tranches (the Term Loans), $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. Other expense, net consists primarily of interest income earned on cash, cash equivalents and available-for-sale investments and interest expense on our Term Loans outstanding with the Lenders as discussed below.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2019 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2019 Annual Report other than noted above.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase /
	2020	2019	(Decrease)
Revenues	$8,065	$—	$8,065
Research and development expenses	3,616	3,345	271
General and administrative expenses	2,590	2,532	58
Other expense, net	(107)	(260)	(153)

Revenues. Revenues for the three months ended March 31, 2020 consisted of $7.9 million of license revenue under the Kyorin Agreement and $0.2 million license revenue under the CSL Agreement.

Research and development expenses. Research and development expenses were $3.6 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $0.3 million was due primarily to the progression of our Phase 1b/2a clinical trial for ATYR1923 in pulmonary sarcoidosis which was initiated in December 2018.

General and administrative expenses. General and administrative expenses were consistent between periods at $2.6 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.

Other expense, net. Other expense, net was $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The $0.2 million decrease was primarily a result of lower balance on our Term Loans which we started paying down in June 2018.

Liquidity and Capital Resources

Other than the net income generated in the three months ended March 31, 2020, we have incurred losses and negative cash flows from operations since our inception. As of March 31, 2020, we had an accumulated deficit of $320.6 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $49.8 million as of March 31, 2020 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

From our inception through March 31, 2020, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans.

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

Equity Securities

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering program (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. Under the ATM Offering Program, during 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for net proceeds of $3.0 million. We did not utilize the ATM Offering Program during the three months ended March 31, 2020.

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 635,294 shares of common stock. The total gross proceeds from the underwritten follow-on public offering, including the underwriters’ option to purchase additional shares, was approximately $20.7 million, before deducting underwriting discounts, commissions and offering expenses payable by us. We anticipate using the net proceeds from the offering for general corporate purposes, including clinical trial expenses, research and development expenses, manufacturing expenses, and general administrative expenses.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$2,058	$(6,023)
Investing activities	11,406	(3,355)
Financing activities	16,779	(619)
Net change in cash and cash equivalents	$30,243	$(9,997)

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2020 was primarily related to the receipt of an $8.0 million upfront payment associated with the Kyorin Agreement resulting in net income of $1.8 million plus cash outflows from the changes in our operating assets and liabilities of $0.6 million and adjusted for non-cash stock-based compensation expense of $0.4 million. Net cash used in operating activities for the three months ended March 31, 2019 was primarily related to our net loss of $6.1 million, adjusted for non-cash stock-based compensation expense of $0.6 million and net cash outflows from the changes in our operating assets and liabilities of $0.9 million.

Investing activities. Net cash provided by (used in) investing activities for the three months ended March 31, 2020 and 2019 was $11.4 million and ($3.4) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of $18.8 million proceeds from issuance of common stock through the underwritten follow-on public financing in February 2020, net of offering costs, which was partially offset by $2.0 million of repayments on our Term Loans. Net cash used in financing activities for the three months ended March 31, 2019 consisted of $2.0 million in repayments on our Term Loans, partially offset by $1.4 million in proceeds from the issuance of common stock through the ATM Offering Program, net of offering costs.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our current clinical trials of ATYR1923;
•	delays of our current clinical trials of ATYR 1923 and any resulting cost increases as a result of the COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the three months ended March 31, 2020, as compared to those disclosed in our 2019 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, we had cash and cash equivalents, and available-for-sale investments totaling $49.8 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of March 31, 2020, the increase would not have had a material effect on our results of operations.

We do not believe that our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and available-for-sale investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2020, our cash, cash equivalents and available-for-sale investments were approximately $49.8 million. We believe that our existing cash, cash equivalents and available-for-sale investments as of March 31, 2020, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to initiate, and the progress and results of, our current clinical trials of ATYR1923;
•	delays of our current clinical trials of ATYR 1923 and any resulting cost increases as a result of the COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;

•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Raising funds in the current and future economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

We have debt that may cause risks that could adversely affect our business, operating results and financial condition.

As of March 31, 2020, our Term Loans consisted of $5.3 million principal outstanding to be repaid ratably, on a monthly basis, through November 2020. In addition, we have a $1.8 million final payment due in November 2020. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement entered into with the Lenders, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. As a result, if we default on any of our obligations under the Loan Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. Other than the net income generated in the three months ended March 31, 2020, we have incurred net losses since our inception in 2005, including condensed consolidated net income (loss) of $1.8 million and $(6.1) million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $320.6 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and the Term Loans. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. We have not commenced pivotal clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

The net income and losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis or our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications, or future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. Any inability to initiate or complete our clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

If the results of our clinical trials, including our ongoing ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications, are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (REMS); be subject to litigation; or experience damage to our reputation.

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

Further, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our own with many sites pausing enrollment and patients choosing not to enroll or continue participating in ongoing trials. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of product candidates for clinical testing and other difficulties in starting or completing our clinical trials due to the COVID-19 pandemic.

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

In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, we recently announced results from a blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial in clinical pulmonary sarcoidosis patients. These results may not be consistent with final data for this trial. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We have encountered and may continue to encounter delays and difficulties enrolling patients in our clinical trials for a variety of reasons, including the limited number of patients who have the diseases for which certain of our product candidates are being studied, which could delay or halt the clinical development of our product candidates.

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Certain of the conditions for which we may elect to evaluate our product candidates may be rare diseases with limited patient pools from which to draw for clinical trials.

For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. In particular, for our ATYR1923 Phase 1b/2a clinical trial, patients must, among other criteria: (i) have a biopsy-proven diagnosis of pulmonary sarcoidosis for a defined period of time; (ii) have symptomatic or active disease based on pulmonary function test, dyspnea evaluation and FDG-PET scan; and (iii) be on a stable dose of steroids at a certain dosage. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. In addition, the COVID-19 pandemic has impacted patient enrollment in our ATYR1923 Phase 1b/2a clinical trial. According to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including lung disease, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing Phase 1b/2a clinical trial may choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services. While the trial continues to progress, many clinical trial sites in our ongoing Phase 1b/2a clinical trial have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients have discontinued from the trial. Clinical trial sites are implementing procedures to allow them to safely re-engage during the second quarter of 2020; however, we are unable to predict with confidence when such sites will begin dosing and/or enrolling patients. If patient enrollment or continued dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

In addition, we recently announced a Phase 2 clinical trial in 30 COVID-19 patients with severe respiratory complications and we are in the process of establishing clinical trial sites for this trial. Potential trial sites may be overwhelmed by the COVID-19 pandemic and may be unable to participate in this clinical trial due to such constraints. Due to the enrollment criteria that patients have severe respiratory complications, we may be unable to identify and enroll a sufficient number of patients with confirmed COVID-19 who are willing to participate in the clinical trial. Further, once enrolled, patients may decide or be required to discontinue participation in the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. Moreover, once enrolled, patients may die from COVID-19 while the clinical trial is ongoing. In addition, there are a number of biopharmaceutical companies recruiting clinical trial patients from this patient population, which may delay or make it more difficult to fully enroll this clinical trial.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials, including our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications, in a timely manner may also be affected by other factors, including, but not limited to:

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

We plan to seek initial marketing approval in the United States. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including, but not limited to:

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

Our scientists discovered the Resokine pathway using in vivo screening systems designed to test potential immuno-modulatory activity in animal models of severe immune activity or inflammation, combined with data relating to the potential blockade of the Resokine pathway in a population of patients with myopathy that occurs in a particular rare disease, anti-synthetase syndrome, with Jo-1 antibodies. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of the Resokine pathway in patients with ILDs or COVID-19 patients with severe respiratory complications, which forms the basis for our ongoing clinical trial of ATYR1923 in those patients populations.

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

Further, as a result of the COVID-19 pandemic, the integrity of data from any clinical trials conducted outside of the United States may not be acceptable to the FDA.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940, completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response, including the development of anti-synthetase syndrome. Anti-synthetase syndrome can include one or more of the following clinical features: ILD, inflammatory myopathy and inflammatory polyarthritis. Some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we observed a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in our ongoing Phase 1b/2a clinical trial of ATYR1923 in patients with pulmonary sarcoidosis, our Phase 2 clinical trial of ATYR1923 in COVID-19 patients with severe respiratory complications or any future clinical trials, or result in the retention of patients in future clinical trials. However, we did not observe IRRs in our interim safety data analysis of our Phase 1b/2a clinical trial of ATYR1923 in pulmonary sarcoidosis in December 2019. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. In addition, any adverse events observed in our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications may discourage patients from enrolling in our ATYR1923 Phase 1b/2a clinical trial in pulmonary sarcoidosis. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract development and manufacturing organizations (CDMOs) for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biological license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory

Practices (GLP) and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CDMOs and CROs, which could disrupt our clinical timelines and have a material adverse impact on our business, prospects, financial condition and results of operations.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. For example, we entered into the Kyorin Agreement for the development and commercialization of ATYR1923 for ILDs in Japan pursuant to which we received an $8.0 million upfront payment. We are also eligible to receive up to an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. We previously entered into the CSL Agreement, relating to the development of product candidates derived from up to four tRNA synthetases where CSL funds research and development activities and may be obligated to pay a total of $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. For example, if Kyorin’s operations are limited due to the COVID-19 outbreak in Japan or in other regions where Kyorin operates or relies on third party operations, the development of ATYR1923 in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

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

If due to the COVID-19 pandemic we are unable to generate new animal, or in in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, were enacted March 16, 2013. Although it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We are conducting two clinical trials for ATYR1923, one in patients with pulmonary sarcoidosis and another in COVID-19 patients with severe respiratory complications. We may focus on or pursue one indication over other potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of ATYR1923. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

Our business could continue to be adversely affected by the effects of the COVID-19 pandemic.

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the United States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of the California state order, most of our employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 have negatively impacted productivity and slowed down or delayed our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

 As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate future clinical trials;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and

•	delays or difficulties in completing research required to support our pending patent applications.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis has been and will likely continue to be, negatively affected by the COVID-19 pandemic. In particular, while the trial continues to progress, many clinical trial sites in this clinical trial have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients have discontinued from the trial. Our clinical trial sites are in the process of implementing procedures to allow them to begin dosing and/or enrolling patients in our clinical trial during the second quarter of 2020. As a result, we anticipate that the availability of top-line results from this clinical trial will be delayed. These events could significantly delay our Phase 1b/2a clinical trial, increase the cost of completing our Phase 1b/2a clinical trial and lead to questions about the integrity, reliability or robustness of the data from our Phase 1b/2a clinical trial. We are unable to predict with confidence the duration of such delays and difficulties. If patient enrollment and dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

In addition, we are in the process of establishing clinical trial sites for our Phase 2 clinical trial in 30 COVID-19 patients with severe respiratory complications. Potential clinical trial sites may be overwhelmed by the COVID-19 pandemic and may be unable to participate in this clinical trial due to such constraints. Once sites are established, due to the enrollment criteria that patients have severe respiratory complications, we may be unable to identify and enroll a sufficient number of patients with confirmed COVID-19 who are willing to participate in the clinical trial. Further, once enrolled, patients may decide or be required to discontinue participation in the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. Moreover, once enrolled, patients may die from COVID-19 while the clinical trial is ongoing. In addition, there are a number of biopharmaceutical companies recruiting clinical trial patients from this patient population, which may delay or make it more difficult to fully enroll this clinical trial.

Additionally, under the terms of the Kyorin Agreement, we rely on Kyorin to fund all research, development, regulatory, marketing and commercialization activities in Japan. If Kyorin’s operations are limited due to the COVID-19 outbreak in Japan or in other regions where Kyorin operates or relies on third party operations, the development of ATYR1923 in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement.

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

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. The impact of COVID-19 on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration. For example, as a result of the COVID-19 pandemic, the President of the United States signed an executive order to pause the issuance of green cards for 60 days from April 23, 2020, which may be extended. If this restriction and any future similar restrictions continue for an extended period of time, the available pool of skilled employees will be further reduced.

Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Additionally, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees.

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

We currently conduct research activities through Pangu BioPharma, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union (EU) and in Australia and may conduct future clinical trials internationally. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the COVID-19 pandemic.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. For example, in March 2017, the U.K. government provided official legal notification to the EU that the U.K. will exit the EU (commonly referred to as Brexit), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. In addition, due to the COVID-19 pandemic, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by CDMOs at various locations in the United States. We conducted our Phase I clinical trial for ATYR1923 in Australia and we have a subsidiary in Hong Kong. Our current clinical trials are conducted in sites across the United States. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks related to the commercialization of our product candidates

If we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We do not currently have any infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market our product candidates, if approved by the FDA or any other regulatory body, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If we enter into arrangements or collaborations with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market, sell or distribute any medicines that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could compete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILDs and for the treatment of severe respiratory complications associated with COVID-19.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017 (Tax Cuts and Jobs Act of 2017). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation, and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the ACA. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

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

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	effects of the COVID-19 pandemic on our business operations or financial condition;
•	adverse results or delays in preclinical studies or clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•	any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	failure of our strategic partners to perform under our collaborations or early termination of collaborations;

•	failure to successfully develop and commercialize our product candidates;
•	limited market sizes and pricing for our product candidates;
•	failure by us or our licensors to prosecute, maintain or enforce intellectual property rights covering our product candidates and processes;
•	changes in laws or regulations applicable to current or future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	inability to obtain additional capital;
•	failure to meet or exceed financial or operational projections we may provide to the public;
•	failure to meet or exceed the financial or operational projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, politicians, legislatures, regulators and the investment community;
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts issue an adverse or misleading opinion regarding our common stock;
•	changes in the market valuations of similar companies;
•	changes in the structure of healthcare payment systems;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	a potential additional reverse stock split if we are unable to maintain a stock price above $1.00 per share of common stock; and
•	trading volume of our common stock.

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

As a public company, we have incurred and will continue to incur legal, accounting and other expenses. In addition, the Sarbanes-Oxley as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of May 8, 2020, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 23.6% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company up to December 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt, grant funding, collaborations, strategic partnerships and/or licensing arrangements. For example, in February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share and in March 2020, the underwriters fully exercised their option to purchase additional shares for the issuance of an additional 635,294 shares of common stock which resulted in total offering gross proceeds of approximately $20.7 million, before deducting underwriting discounts, commissions and offering expenses payable by us. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us.

Additionally, in May 2019, we entered into a sales agreement with Wainwright for an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. Under the ATM Offering Program, during 2019, we had sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for net proceeds of approximately $3.0 million. We did not utilize the ATM Offering Program during the three months ended March 31, 2020.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss carryforwards (NOLs) that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, as modified by Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income.  It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017 or the CARES Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past, and may experience a future ownership change, under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to remove our current management, acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	—	—	—	Filed herewith
3.4	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.5	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.9	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1*	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 8, 2020
10.2†	Collaboration and License Agreement by and between Registrant and Kyorin Pharmaceutical Co., Ltd., dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement.
†	Certain portions have been omitted because the Registrant has determined that the information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.
#

The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: May 12, 2020	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)