Form 10-Q
period 2020-06-30
aTYR PHARMA INC
filed 2020-08-13
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, there were 9,536,938 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,632	$9,210
Available-for-sale investments	19,802	21,934
Other receivables	831	100
Prepaid expenses	1,575	681
Total current assets	43,840	31,925
Property and equipment, net	1,136	1,270
Right-of-use assets	2,461	2,821
Other assets	125	172
Total assets	$47,562	$36,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$603	$847
Accrued expenses	2,809	2,376
Contract liability	201	208
Current portion of operating lease liability	807	755
Term loans, net of issuance costs and discount (Note 4)	4,976	8,737
Grant fund liability	403	—
Total current liabilities	9,799	12,923
Long-term operating lease liability, net of current portion	1,825	2,239
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 and 1,643,961 as of June 30, 2020 (unaudited) and December 31, 2019, respectively	—	2
Common stock, $0.001 par value per share; 21,425,000 and 10,714,286 authorized shares as of June 30, 2020 and December 31, 2019, respectively; issued and outstanding shares – 9,383,425 and 3,891,787 as of June 30, 2020 (unaudited) and December 31, 2019, respectively	9	4
Additional paid-in capital	363,132	343,524
Accumulated other comprehensive loss	(44)	(40)
Accumulated deficit	(326,997)	(322,304)
Total aTyr Pharma stockholders’ equity	36,100	21,186
Noncontrolling interest in Pangu BioPharma Limited	(162)	(160)
Total stockholders' equity	35,938	21,026
Total liabilities and stockholders’ equity	$47,562	$36,188

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Revenues:
License revenues	$189	$94	$8,254	$94
Total revenues	189	94	8,254	94
Operating expenses:
Research and development	4,361	3,314	7,977	6,659
General and administrative	2,146	2,421	4,736	4,953
Total operating expenses	6,507	5,735	12,713	11,612
Loss from operations	(6,318)	(5,641)	(4,459)	(11,518)
Total other expense, net	(129)	(207)	(236)	(467)
Consolidated net loss	$(6,447)	$(5,848)	$(4,695)	$(11,985)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	—	2	—
Net loss attributable to aTyr Pharma, Inc.	$(6,446)	$(5,848)	$(4,693)	$(11,985)
Net loss per share, basic and diluted	$(0.69)	$(1.80)	$(0.58)	$(4.23)
Shares used in computing net loss per share, basic and diluted	9,357,432	3,244,920	8,119,612	2,834,079

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Consolidated net loss	$(6,447)	$(5,848)	$(4,695)	$(11,985)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	9	8	(4)	28
Comprehensive loss	$(6,438)	$(5,840)	$(4,699)	$(11,957)
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	1	—	2	—
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(6,437)	$(5,840)	$(4,697)	$(11,957)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Six Months Ended June 30, 2020 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	2,679	—	—	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Stock-based compensation	—	—	—	—	423	—	—	—	423
Net unrealized loss on investments, net of tax	—	—	—	—	—	(13)	—	—	(13)
Net income (loss)	—	—	—	—	—	—	1,753	(1)	1,752
Balance as of March 31, 2020	—	$—	9,352,498	$9	$362,723	$(53)	$(320,551)	$(161)	$41,967
Issuance of common stock upon release of restricted stock units	—	—	5,999	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,780	—	6	—	—	—	6
Issuance of common stock from at the market offerings, net of offering costs	—	—	23,148	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	378	—	—	—	378
Net unrealized gain on investments, net of tax	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(6,446)	(1)	(6,447)
Balance as of June 30, 2020	—	$—	9,383,425	$9	$363,132	$(44)	$(326,997)	$(162)	$35,938

	Three and Six Months Ended June 30, 2019 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	2,285,952	$2	2,186,389	$2	$332,407	$(60)	$(298,701)	$—	$33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	—	—	—	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	193,670	—	1,381	—	—	—	1,381
Stock-based compensation	—	—	—	—	571	—	—	—	571
Net unrealized gain on investments, net of tax	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	(6,137)	—	(6,137)
Balance as of March 31, 2019	1,643,961	$2	2,609,342	$2	$334,359	$(40)	$(304,838)	$—	$29,485
Issuance of common stock upon release of restricted stock units	—	—	7,487	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,515	—	8	—	—	—	8
Issuance of common stock from at the market offerings, net of offering costs	—	—	252,872	—	1,146	—	—	—	1,146
Issuance of common stock from registered direct offering, net of offering costs	—	—	660,154	1	4,917	—	—	—	4,918
Stock-based compensation	—	—	—	—	509	—	—	—	509
Net unrealized gain on investments, net of tax	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	(5,848)	—	(5,848)
Balance as of June 30, 2019	1,643,961	$2	3,531,370	$3	$340,939	$(32)	$(310,686)	$—	$30,226

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:	(unaudited)
Consolidated net loss	$(4,695)	$(11,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	324
Stock-based compensation	801	1,080
Debt discount accretion and non-cash interest expense	239	387
Accretion of discount of available-for-sale investment securities	(11)	(200)
Amortization of right-of-use assets	407	349
Loss (gain) on disposal of property and equipment	6	(3)
Changes in operating assets and liabilities
Other receivables	(731)	63
Prepaid expenses and other assets	(894)	(424)
Accounts payable and accrued expenses	186	(816)
Contract liability	(7)	536
Operating lease liability	(362)	(155)
Grant funding liability	403	—
Net cash used in operating activities	(4,345)	(10,844)
Cash flows from investing activities:
Purchases of property and equipment	(185)	(10)
Purchases of available-for-sale investment securities	(18,011)	(30,080)
Maturities of available-for-sale investment securities	20,150	29,000
Proceeds from sale of property and equipment	3	26
Net cash provided by (used in) investing activities	1,957	(1,064)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	6	8
Proceeds from issuance of common stock through at the market offerings, net of offering costs	25	2,527
Proceeds from issuance of common stock through registered direct offering, net of offering costs	—	4,918
Proceeds from issuance of common stock through underwritten follow-on offering, net of offering costs	18,779	—
Repayments on borrowings	(4,000)	(4,000)
Net cash provided by financing activities	14,810	3,453
Net change in cash and cash equivalents	12,422	(8,455)
Cash and cash equivalents at beginning of period	9,210	22,962
Cash and cash equivalents at the end of period	$21,632	$14,507

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

Risks and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will continue to cause significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to our business have included the delay in enrollment of our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to, disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Financial Condition

Other than the net income generated in the three months ended March 31, 2020, we have incurred losses and negative cash flows from operations since our inception. As of June 30, 2020, we had an accumulated deficit of $327.0 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $41.4 million as of June 30, 2020, will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. However, we may be unable to raise additional capital or enter into such arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

Leases

We follow Accounting Standards Codification (ASC) Topic 842, Leases in recording our operating and financing leases. For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. We also made accounting policy elections not to apply the recognition requirements under Topic 842 to any of our short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of our leases. Under Topic 842 we determine if an arrangement is a lease at inception. Our right-of-use assets consist of an operating lease for our facility headquarters. We have a noncancelable operating lease that included certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs.

We do not separate lease and non-lease components for our long-term leases.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the assumed exercise or settlement of stock options, restricted stock units, and warrants, or the conversion of preferred stock are anti-dilutive.

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Three and Six Months Ended June 30,
	2020	2019
Class X Preferred Stock (if-converted to common stock)	—	587,445
Common stock warrants	13,904	477,639
Common stock options and restricted stock units	693,670	409,568
Employee stock purchase plan	1,780	2,067
	709,354	1,476,719

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020
Assets:
Current:
Cash equivalents	$20,851	$20,851	$—	$—
Available-for-sale investments:
Asset-backed securities	2,221	—	2,221	—
Commercial paper	7,475	—	7,475	—
Corporate debt securities	8,107	—	8,107	—
United States Treasury	1,999	—	1,999	—
Total available-for-sale investments	19,802	—	19,802	—
Total assets measured at fair value	$40,653	$20,851	$19,802	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019
Assets:
Current:
Cash equivalents	$8,248	$8,248	$—	$—
Available-for-sale investments:
Asset-backed securities	6,304	—	6,304	—
Commercial paper	7,568	—	7,568	—
Corporate debt securities	8,062	—	8,062	—
Total available-for-sale investments	21,934	—	21,934	—
Total assets measured at fair value	$30,182	$8,248	$21,934	$—

As of June 30, 2020 and December 31, 2019, available-for-sale investments are detailed as follows (in thousands):

	June 30, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	$2,219	$2	$—	$2,221
Commercial paper	7,475	—	—	7,475
Corporate debt securities	8,103	5	(1)	8,107
United States Treasury	1,999	—	—	1,999
	$19,796	$7	$(1)	$19,802

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	$6,299	$5	$—	$6,304
Commercial paper	7,568	—	—	7,568
Corporate debt securities	8,057	5	—	8,062
	$21,924	$10	$—	$21,934

As of June 30, 2020, all of our available-for-sale investments have a variety of effective maturity dates of less than one year. As of June 30, 2020, four out of seventeen of the available-for-sale investments are in gross unrealized loss positions.

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

In June 2020, the CSL Agreement was amended to extend the work on the first phase of the research program through September 30, 2020. As a result of the extension, CSL is obligated to provide $0.2 million of additional funding for research and development activities. In June 2020, we recorded a receivable and related contract liability related to the amendment. As of June 30, 2020, $0.2 million receivable is included in other receivables.

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of June 30, 2020, no research milestone has been met. Moreover, aTyr will grant CSL an option to negotiate licenses for worldwide rights to each investigational new drug (IND) candidate that emerges from this research collaboration. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

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

Under the CSL Agreement, CSL is obligated to pay us for the costs incurred by us under the research programs. The payment of $0.6 million for the first phase of the research program received in May 2019 as well as the $0.2 million related to the amendment in June 2020 were considered fixed consideration and we will recognize revenue on the payment for the research service performance obligation as the services are performed. We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The option fees based on research milestones under the CSL Agreement are variable consideration. Because they are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included. However, the milestones are only payable upon CSL’s decision to proceed to the next research phase for any program, and are therefore subject to CSL’s sole discretion.  Accordingly, the milestones are fully constrained and we will not recognize revenue related to these amounts until we have received notification from CSL that they would like to proceed with the next phase of a research program.  For each of the three months ended June 30, 2020 and 2019, we recognized $0.1 million as license revenue under the CSL Agreement. For the six months ended June 30, 2020 and 2019, we recognized $0.3 million and $0.1 million, respectively, as license revenue under the CSL Agreement.

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

We assessed our research collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of ATYR1923 for ILDs in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price was $0.1 million for the free clinical trial material delivered to Kyorin in June 2020, using the “expected cost plus a margin” approach. For the three months and six months ended June 30, 2020, we recognized $0.1 million and $8.0 million as license revenue under the Kyorin Agreement.

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

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant will fund approximately 50% of the total estimated project cost, with aTyr contributing the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region is effective April 1, 2020.

We determined that the grant with ITC falls under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as ITC is not receiving reciprocal value for its contributions. All contributions received from the grant agreement are recorded as a contra-expense as opposed to revenue on the condensed consolidated statement of operations. Contra-expense for the three and six months ended June 30, 2020 were immaterial.

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

As of June 30, 2020, the carrying value of our Term Loans consisted of $3.3 million principal outstanding less the debt issuance costs of $36,000 and the accretion of the final maturity payment of $1.8 million. We intend to pay our Term Loans in full, including the final maturity payment by the fourth quarter of 2020. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans.

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

Facility Leases

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of June 30, 2020 were as follows (in thousands):

Operating Lease
2020	$507
2021	1,031
2022	1,062
2023	404
Less: Amount representing interest	(372)
Present value of lease payments	2,632
Less: Current portion of operating lease liability	(807)
Long-term operating lease liability	$1,825

For each of the three months ended June 30, 2020 and 2019, we recorded an operating lease cost of $0.2 million. For each of the six months ended June 30, 2020 and 2019, we recorded an operating lease cost of $0.5 million. As of June 30, 2020, the weighted-average remaining lease term was 2.9 years and the weighted-average discount rate was 9.6%.

5. Stockholders’ Equity

At the Market Offering Program

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. During 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for gross proceeds of $3.3 million under the ATM Offering Program. During the six months ended June 30, 2020, we sold an aggregate of 23,148 shares of common stock at an average price of $4.49 per share for gross proceeds of $0.1 million under the ATM Offering Program.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

June 30, 2020
Common stock warrants	13,904
Common stock options and restricted stock units	693,670
Shares available under the 2015 equity incentive plan	272,204
Shares available under the employee stock purchase plan	76,917
1,056,695

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2020:

	Number of Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	351,078	$51.34
Granted	408,832	$4.19
Canceled/forfeited/expired	(73,917)	$69.56
Outstanding as of June 30, 2020	685,993	$21.29

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	5.50– 6.07	5.51– 6.07	5.50– 6.07	5.51– 6.07
Risk-free interest rate	0.4%	1.8% – 2.4%	0.4% – 1.5%	1.8% – 2.6%
Expected volatility	103.3% – 109.7%	97.2% – 101.0%	102.2% – 109.7%	97.2% – 101.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2020:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	12,475	$9.90
Granted	5,000	$4.29
Released	(8,678)	$10.47
Forfeited	(1,120)	$11.90
Balance as of June 30, 2020	7,677	$5.32

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, employee stock purchase plan and restricted stock units is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$68	$87	$130	$203
General and administrative	310	422	671	877
Total stock-based compensation expense	$378	$509	$801	$1,080

6. Subsequent Events

Through August 12, 2020, we sold an aggregate of 228,194 shares of common stock at a weighted average price of $4.11 per share through our ATM Offering Program for gross proceeds of $0.9 million.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect actual outcomes.

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

Our primary focus is on ATYR1923, a clinical stage product candidate which downregulates immune responses by binding to the NRP2 receptor and is in development for the treatment of inflammatory lung diseases. ATYR1923, a fusion protein comprised of the immuno-modulatory domain of histidyl tRNA synthetase (HARS) fused to the fragment cystallizable (FC) region of a human antibody, is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in inflammatory disease states.

We began developing ATYR1923 as a potential therapeutic for patients with interstitial lung diseases (ILDs), a group of immune-mediated disorders that cause progressive fibrosis of the lung tissue. We selected pulmonary sarcoidosis, a major form of ILD, as our first clinical indication and are currently enrolling a proof-of-concept Phase 1b/2a clinical trial in patients. The study has been designed to evaluate the safety, tolerability and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary activity of ATYR1923. A blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial, showed study drug (ATYR1923 or placebo) was observed to be generally well tolerated with no drug-related serious adverse events (SAEs), consistent with the earlier Phase 1 study results in healthy volunteers. The final results of our current Phase 1b/2a clinical trial will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILDs, such as connective tissue disease ILD (CTD-ILD) and chronic hypersensitivity pneumonitis (CHP).

In response to the COVID-19 pandemic, we are investigating ATYR1923’s potential as a treatment for COVID-19 patients with severe respiratory complications. The inflammatory lung injury related to COVID-19 may be similar to that of interstitial lung diseases. By targeting aberrant immune responses, we believe that ATYR1923’s mechanism of action has substantial overlap with this disease pathology and are currently enrolling a Phase 2 clinical trial in COVID-19 patients with severe respiratory complications. Our Phase 2 clinical trial is a randomized, double blind, placebo-controlled study with ATYR1923 in 30 confirmed COVID-19 positive patients at up to 10 centers in the United States. Subject to successful clinical trial site initiation and patient enrollment, we expect data from this Phase 2 clinical trial in COVID-19 patients in the fourth quarter of this year.

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

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong government’s Innovation and Technology Commission under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant will fund approximately 50% of the total estimated project cost, with our company contributing the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration was effective April 1, 2020.

Our continued research of tRNA synthetases is being conducted through both industry and academic collaborations. In March 2019, we entered into a research collaboration and option agreement, as amended, with CSL Behring (CSL) for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline. Under the terms of the collaboration, CSL is obligated to fund all research and development activities and will pay a total of $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development.

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

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of June 30, 2020. All intercompany transactions and balances are eliminated in consolidation.

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

For the six months ended June 30, 2020, we recognized $8.0 million as license revenue under the Kyorin Agreement.

In March 2019, we entered into a research collaboration and option agreement with CSL for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline (CSL Agreement). Under the terms of the CSL Agreement, CSL will fund all research and development activities related to the development of the applicable product candidates for the duration of the CSL Agreement. CSL reimburses us for all research and development activities. The research and development activities will be performed in six phases by both parties. The first phase totaling $0.6 million was funded in May 2019 and future phases will be funded on a quarterly basis. In June 2020, the CSL Agreement was amended to extend the work on the first phase of the research program through September 30, 2020. As a result of the extension, CSL is obligated to provide $0.2 million of additional funding for research and development activities.

In addition, CSL will pay a total of up to $4.25 million per synthetase program ($17.0 million if all four synthetase programs advance) in option fees based on achievement of research milestones and CSL’s determination to continue development. As of June 30, 2020, no research milestones had been met. We will grant CSL an option to negotiate licenses for worldwide rights to each IND candidate that emerges from the CSL Agreement. Specific license terms will be negotiated during an exclusivity period following the exercise of each program option.

CSL has the right to terminate the research collaboration and option agreement in its entirety or with respect to one or more synthetases upon 45 days’ notice. Either party has the right to terminate the agreement upon material breach of obligation or insolvency of the other party.

For the six months ended June 30, 2020, we recognized $0.3 million as license revenue under the CSL Agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and will consist primarily of costs related to our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications, and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. In particular, as a result of the COVID-19 pandemic, many clinical trial sites in our ongoing Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients. While the majority of such sites are now continuing enrollment and trial activities, the availability of top-line results from the clinical trial is delayed. This delay may also cause certain research and development expenses related to the trial to be incurred in future quarters, and ultimately, the incurrence of such expenses related to the clinical trial could shift materially.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues	$189	$94	$95
Research and development expenses	4,361	3,314	1,047
General and administrative expenses	2,146	2,421	(275)
Other expense, net	(129)	(207)	(78)

Revenues. Revenues for the three months ended June 30, 2020 consisted of $0.1 million of license revenue under the Kyorin Agreement and $0.1 million license revenue under the CSL Agreement. Revenues for the three months ended June 30, 2019 consisted $0.1 million license revenue under the CSL Agreement.

Research and development expenses. Research and development expenses were $4.4 million and $3.3 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $1.0 million was due primarily to the progression of our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications.

General and administrative expenses. General and administrative expenses were $2.1 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $0.3 million was due primarily to a $0.2 million decrease in professional fees and a $0.1 million decrease in taxes and licenses offset by a $0.1 million increase in insurance costs.

Other expense, net. Other expense, net was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. The $0.1 million decrease was primarily a result of lower balances on our Term Loans which we started paying down in June 2018.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues	$8,254	$94	$8,160
Research and development expenses	7,977	$6,659	1,318
General and administrative expenses	4,736	4,953	(217)
Other income (expense), net	(236)	(467)	(231)

Revenues. Revenues for the six months ended June 30, 2020 consisted of $8.0 million from license revenue under the Kyorin Agreement and $0.3 million from license revenue under the CSL Agreement. Revenues for the six months ended June 30, 2019 consisted of $0.1 million from license revenue under the CSL Agreement.

Research and development expenses. Research and development expenses were $8.0 million and $6.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $1.3 million was due primarily to the progression of our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications.

General and administrative expenses. General and administrative expenses were $4.7 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $0.2 million was due primarily to a $0.2 million decrease in professional fees and $0.1 million decrease in taxes and licenses offset by a $0.1 million increase in employee associated costs.

Other expense, net. Other expense, net was $0.2 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The $0.2 million decrease was primarily a result of lower balances on our Term Loans which we started paying down in June 2018.

Liquidity and Capital Resources

Other than the net income generated in the three months ended March 31, 2020, we have incurred losses and negative cash flows from operations since our inception. As of June 30, 2020, we had an accumulated deficit of $327.0 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $41.4 million as of June 30, 2020 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

From our inception through June 30, 2020, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans.

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

Equity Securities

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering program (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. Under the ATM Offering Program, during 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for gross proceeds of $3.3 million. During the six months ended June 30, 2020, we sold an aggregate of 23,148 shares of common stock at an average price of $4.49 per share for gross proceeds of $0.1 million under the ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(4,345)	$(10,844)
Investing activities	1,957	(1,064)
Financing activities	14,810	3,453
Net change in cash and cash equivalents	$12,422	$(8,455)

Operating activities. Net cash used in operating activities was $4.3 million and $10.8 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities for the six months ended June 30, 2020 was primarily related to our net loss of $4.7 million, adjusted for non-cash stock-based compensation expense of $0.8 million and net cash outflows from the changes in our operating assets and liabilities of $1.4 million. Net cash used in operating activities for the six months ended June 30, 2018 was primarily related to our net loss of $12.0 million, adjusted for non-cash stock-based compensation expense of $1.1 million and net cash outflows from the changes in our operating assets and liabilities of $0.8 million.

Investing activities. Net cash provided by (used in) investing activities for the six months ended June 30, 2020 and 2019 was $2.0 million and ($1.1) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of $18.8 million in proceeds from the issuance of common stock through an underwritten follow-on public offering in February 2020, net of offering costs, offset by a $4.0 million repayment on our Term Loans. Net cash provided by financing activities for the six months ended June 30, 2019 consisted of $4.9 million in proceeds from the issuance of common stock through a registered direct offering, net of offering costs and $2.5 million in proceeds from the issuance of common stock through ATM Offering Programs, net of offering costs, offset by a $4.0 million repayment on our Term Loans.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our clinical trials of ATYR1923;
•	delays of our current clinical trials of ATYR 1923 and any resulting cost increases as a result of the COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;

•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the six months ended June 30, 2020, as compared to those disclosed in our 2019 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash and cash equivalents, and available-for-sale investments totaling $41.4 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of June 30, 2020, the increase would not have had a material effect on our results of operations.

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

Our Term Loans bear interest at variable rates equal to the sum of the prime rate, as reported in the Wall Street Journal on the last date of the month preceding the month in which interest will accrue, plus 4.10%. Accordingly, increases in these published rates would increase our interest payments under the Term Loans. A one percentage point increase in interest rates would not materially affect our results of operations.

Foreign Currency Exchange Risk

We incur expenses, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling, Euro Hong Kong dollar and Australian dollar. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. The Pounds Sterling has experienced higher volatility as a result of the British political decision to leave the European Union (Brexit). However, to date, fluctuations including those related to Brexit have not had a significant impact to us and a movement of 10% in the U.S. dollar to Pounds Sterling or U.S. dollar to Euro exchange rates would not have a material effect on our results of operations or financial condition.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2020, our cash, cash equivalents and available-for-sale investments were approximately $41.4 million. We believe that our existing cash, cash equivalents and available-for-sale investments as of June 30, 2020, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to initiate, and the progress and results of, our clinical trials of ATYR1923;
•	delays of our current clinical trials of ATYR1923 and any resulting cost increases as a result of the COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of June 30, 2020, our Term Loans consisted of $3.3 million principal outstanding to be repaid ratably, on a monthly basis, through November 2020. In addition, we have a $1.8 million final payment due in November 2020. The Term Loans are secured by substantially all of our assets and the assets of our domestic subsidiaries, except that the collateral does not include any intellectual property held by us or our subsidiaries or more than 65% of any voting securities in our foreign subsidiaries owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement entered into with the Lenders, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. As a result, if we default on any of our obligations under the Loan Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. Other than the net income generated in the three months ended March 31, 2020, we have incurred net losses since our inception in 2005, including condensed consolidated loss of $4.7 million and $12.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $327.0 million.

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

Further, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our ATYR1923 Phase 1b/2a trial in patients with pulmonary sarcoidosis, with many sites pausing enrollment and patients choosing not to enroll or continue participating in ongoing trials. While the majority of such sites are now continuing enrollment and trial activities, the availability of top-line results from the clinical trial is delayed. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of product candidates for clinical testing and other difficulties in starting or completing our clinical trials due to the COVID-19 pandemic.

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

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the HARS family and NRP2 biology, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United

States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. In particular, for our ATYR1923 Phase 1b/2a clinical trial, patients must, among other criteria: (i) have a biopsy-proven diagnosis of pulmonary sarcoidosis for a defined period of time; (ii) have symptomatic or active disease based on pulmonary function test, dyspnea evaluation and FDG-PET scan; and (iii) be on a stable dose of steroids at a certain dosage. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. In addition, the COVID-19 pandemic has impacted patient enrollment in our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. According to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including lung disease, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing Phase 1b/2a clinical trial may choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services. Earlier this year, many clinical trial sites in our Phase 1b/2a clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. The majority of our clinical trial sites have implemented procedures to allow them to safely re-engage in enrollment and trial activities. If patient enrollment or continued dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

In addition, we recently began enrolling patients in our Phase 2 clinical trial in COVID-19 patients with severe respiratory complications and we are in the process of establishing additional clinical trial sites for this trial. Potential trial sites may be overwhelmed by the COVID-19 pandemic and may be unable to participate in this clinical trial due to such constraints. Due to the enrollment criteria that patients have severe respiratory complications, we may be unable to identify and enroll a sufficient number of patients with confirmed COVID-19 who are willing to participate in the clinical trial. Further, once enrolled, patients may decide or be required to discontinue participation in the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. Moreover, once enrolled, patients may die from COVID-19 while the clinical trial is ongoing. In addition, there are a number of biopharmaceutical companies recruiting clinical trial patients from this patient population, which may delay or make it more difficult to fully enroll this clinical trial.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for ATYR1923 and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based these new areas of biology, including ATYR1923 and additional product candidates arising from proteins derived from the HARS family or targeting the NRP2 receptor or other pathways. Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins and related antibodies from the Resokine pathway and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

Data generated in our preclinical studies and patient sample data relating to the immunomodulatory domain of HARS, including ATYR1923, may not be predictive or indicative of the immuno-modulatory activity or therapeutic effects, if any, of our product candidates in patients.

Our scientists discovered the activity of the immunomodulatory domain of HARS, including ATYR1923, using in vitro and in vivo screening systems designed to test potential immuno-modulatory activity in models of immune activity or inflammation. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of ATYR1923 in patients with ILDs or COVID-19 patients with severe respiratory complications, which forms the basis for our ongoing clinical trials of ATYR1923 in those patient populations.

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of ATYR1923 may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of NRP2 in the mechanism of action of ATYR1923, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940 (slightly truncated recombinant HARS protein), completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response. In addition, some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we observed a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in our ongoing ATYR1923 clinical trials or any future clinical trials, or result in the retention of patients in these clinical trials. However, we did not observe IRRs in our interim safety data analysis of our Phase 1b/2a clinical trial of ATYR1923 in pulmonary sarcoidosis in December 2019. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. In addition, any adverse events observed in our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications may discourage patients from enrolling in our ATYR1923 Phase 1b/2a clinical trial in pulmonary sarcoidosis. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract development and manufacturing organizations (CDMOs) for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biological license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices (GLP) and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart routine surveillance inspections of domestic manufacturing facilities. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

The global pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the United States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). As a result, most of our employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 have negatively impacted productivity and slowed down or delayed our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

 As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate future clinical trials;

•	delays or difficulties in enrolling and retaining patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

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

•

risk that participants enrolled in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and

•	delays or difficulties in completing research required to support our pending patent applications.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis has been and will likely continue to be, negatively affected by the COVID-19 pandemic. Earlier this year, many clinical trial sites in this clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. While the majority of our clinical trial sites have implemented procedures to allow them to safely re-engage in enrollment and trial activities, the availability of top-line results from this clinical trial is delayed. These events could significantly delay our Phase 1b/2a clinical trial, increase the cost of completing our Phase 1b/2a clinical trial and lead to questions about the integrity, reliability or robustness of the data from our Phase 1b/2a clinical trial. We are unable to predict with confidence the duration of such delays and difficulties. If patient enrollment and dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

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

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. The impact of COVID-19 on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration. For example, as a result of the COVID-19 pandemic, on April 23, 2020, the President of the United States signed an executive order to pause the issuance of green cards until June 22, 2020. If future similar restrictions continue for an extended period of time, the available pool of skilled employees will be further reduced.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in significant regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017 (Tax Cuts and Jobs Act of 2017). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation, and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the ACA. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

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

As of August 7, 2020, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 38.4% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Additionally, in May 2019, we entered into a sales agreement with Wainwright for an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. Under the ATM Offering Program, during 2019, we had sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for gross proceeds of approximately $3.3 million. During the six months ended June 30, 2020, we sold an aggregate of 23,148 shares of common stock at an average price of $4.49 per share for gross proceeds of $0.1 million under the ATM Offering Program.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss carryforwards (NOLs) that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, as modified by Coronavirus Aid, Relief, and Economic Security Act, (CARES Act) federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017 or the CARES Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past, and may experience a future ownership change, under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in the tax years beginning after 2019 and before 2023. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.5	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.9	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1*	aTyr 2015 Pharma Inc. Stock Option and Incentive Plan as amended	8-K	001-37378	10.1	May 8, 2020
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement.
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

aTyr Pharma, Inc.

Date: August 13, 2020	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)