Form 10-Q
period 2020-09-30
aTYR PHARMA INC
filed 2020-11-13
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, there were 10,124,027 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,151	$9,210
Available-for-sale investments	17,995	21,934
Other receivables	245	100
Prepaid expenses	1,827	681
Total current assets	38,218	31,925
Property and equipment, net	1,004	1,270
Right-of-use assets	2,274	2,821
Other assets	140	172
Total assets	$41,636	$36,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,352	$847
Accrued expenses	2,733	2,376
Contract liability	53	208
Current portion of operating lease liability	834	755
Term loans, net of issuance costs and discount (Note 4)	3,061	8,737
Total current liabilities	8,033	12,923
Long-term operating lease liability, net of current portion	1,605	2,239
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 and 1,643,961 as of September 30, 2020 (unaudited) and December 31, 2019, respectively	—	2
Common stock, $0.001 par value per share; 21,425,000 and 10,714,286 authorized shares as of September 30, 2020 and December 31, 2019, respectively; issued and outstanding shares – 9,990,962 and 3,891,787 as of September 30, 2020 (unaudited) and December 31, 2019, respectively	10	4
Additional paid-in capital	365,789	343,524
Accumulated other comprehensive loss	(42)	(40)
Accumulated deficit	(333,596)	(322,304)
Total aTyr Pharma stockholders’ equity	32,161	21,186
Noncontrolling interest in Pangu BioPharma Limited	(163)	(160)
Total stockholders' equity	31,998	21,026
Total liabilities and stockholders’ equity	$41,636	$36,188

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Revenues:
License revenues	$148	$184	$8,402	$278
Total revenues	148	184	8,402	278
Operating expenses:
Research and development	4,616	3,799	12,593	10,458
General and administrative	2,044	1,883	6,780	6,836
Total operating expenses	6,660	5,682	19,373	17,294
Loss from operations	(6,512)	(5,498)	(10,971)	(17,016)
Total other expense, net	(88)	(147)	(324)	(614)
Consolidated net loss	$(6,600)	$(5,645)	$(11,295)	$(17,630)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	—	3	—
Net loss attributable to aTyr Pharma, Inc.	$(6,599)	$(5,645)	$(11,292)	$(17,630)
Net loss per share, basic and diluted	$(0.68)	$(1.47)	$(1.31)	$(5.55)
Shares used in computing net loss per share, basic and diluted	9,648,534	3,846,249	8,632,972	3,175,177

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Consolidated net loss	$(6,600)	$(5,645)	$(11,295)	$(17,630)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	2	(1)	(2)	27
Comprehensive loss	$(6,598)	$(5,646)	$(11,297)	$(17,603)
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	1	—	3	—
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(6,597)	$(5,646)	$(11,294)	$(17,603)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Nine Months Ended September 30, 2020 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	2,679	—	—	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Stock-based compensation	—	—	—	—	423	—	—	—	423
Net unrealized loss on investments, net of tax	—	—	—	—	—	(13)	—	—	(13)
Net income (loss)	—	—	—	—	—	—	1,753	(1)	1,752
Balance as of March 31, 2020	—	—	9,352,498	9	362,723	(53)	(320,551)	(161)	41,967
Issuance of common stock upon release of restricted stock units	—	—	5,999	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,780	—	6	—	—	—	6
Issuance of common stock from at the market offerings, net of offering costs	—	—	23,148	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	378	—	—	—	378
Net unrealized gain on investments, net of tax	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(6,446)	(1)	(6,447)
Balance as of June 30, 2020	—	—	9,383,425	9	363,132	(44)	(326,997)	(162)	35,938
Issuance of common stock from at the market offerings, net of offering costs	—	—	607,537	1	2,333	—	—	—	2,334
Stock-based compensation	—	—	—	—	324	—	—	—	324
Net unrealized gain on investments, net of tax	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(6,599)	(1)	(6,600)
Balance as of September 30, 2020	—	$—	9,990,962	$10	$365,789	$(42)	$(333,596)	$(163)	$31,998

	Three and Nine Months Ended September 30, 2019 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	2,285,952	$2	2,186,389	$2	$332,407	$(60)	$(298,701)	$—	$33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	—	—	—	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	193,670	—	1,381	—	—	—	1,381
Stock-based compensation	—	—	—	—	571	—	—	—	571
Net unrealized gain on investments, net of tax	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	(6,137)	—	(6,137)
Balance as of March 31, 2019	1,643,961	2	2,609,342	2	334,359	(40)	(304,838)	—	29,485
Issuance of common stock upon release of restricted stock units	—	—	7,487	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,515	—	8	—	—	—	8

Issuance of common stock from at the market offerings, net of offering costs	—	—	252,872	—	1,146	—	—	—	1,146
Issuance of common stock from registered direct offering, net of offering costs	—	—	660,154	1	4,917	—	—	—	4,918
Stock-based compensation	—	—	—	—	509	—	—	—	509
Net unrealized gain on investments, net of tax	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	(5,848)	—	(5,848)
Balance as of June 30, 2019	1,643,961	2	3,531,370	3	340,939	(32)	(310,686)	—	30,226
Issuance of common stock from at the market offerings, net of offering costs	—	—	358,815	1	1,877	—	—	—	1,878
Stock-based compensation	—	—	—	—	278	—	—	—	278
Net unrealized loss on investments, net of tax	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(5,645)	—	(5,645)
Balance as of September 30, 2019	1,643,961	$2	3,890,185	$4	$343,094	$(33)	$(316,331)	$—	$26,736

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:	(unaudited)
Consolidated net loss	$(11,295)	$(17,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	441	478
Stock-based compensation	1,125	1,358
Debt discount accretion and non-cash interest expense	324	556
Accretion of discount of available-for-sale investment securities	55	(245)
Amortization of right-of-use assets	579	536
Loss (gain) on disposal of property and equipment	10	(28)
Changes in operating assets and liabilities
Other receivables	(145)	101
Prepaid expenses and other assets	(1,146)	(92)
Accounts payable and accrued expenses	862	(159)
Contract liability	(155)	352
Operating lease liability	(555)	(324)
Net cash used in operating activities	(9,900)	(15,097)
Cash flows from investing activities:
Purchases of property and equipment	(197)	(38)
Purchases of available-for-sale investment securities	(20,168)	(34,668)
Maturities of available-for-sale investment securities	24,050	40,800
Proceeds from sale of property and equipment	12	51
Net cash provided by investing activities	3,697	6,145
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	6	8
Proceeds from issuance of common stock through at the market offerings, net of offering costs	2,359	4,405
Proceeds from issuance of common stock through registered direct offering, net of offering costs	—	4,918
Proceeds from issuance of common stock through underwritten follow-on offering, net of offering costs	18,779	—
Repayments on borrowings	(6,000)	(6,000)
Net cash provided by financing activities	15,144	3,331
Net change in cash and cash equivalents	8,941	(5,621)
Cash and cash equivalents at beginning of period	9,210	22,962
Cash and cash equivalents at the end of period	$18,151	$17,341

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (we, us, and our) was incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and development of innovative medicines based on novel biological pathways.

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

Liquidity and Financial Condition

Other than the net income generated in the three months ended March 31, 2020, we have incurred losses and negative cash flows from operations since our inception. As of September 30, 2020, we had an accumulated deficit of $333.6 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $36.1 million as of September 30, 2020, will be sufficient to meet our anticipated cash requirements for a period of one year from the filing date of this Quarterly Report.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Three and Nine Months Ended September 30,
	2020	2019
Class X Preferred Stock (if-converted to common stock)	—	587,445
Common stock warrants	13,904	477,639
Common stock options and restricted stock units	582,582	402,538
Employee stock purchase plan	1,780	2,067
	598,266	1,469,689

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020
Assets:
Current:
Cash equivalents	$15,965	$15,965	$—	$—
Available-for-sale investments:
Asset-backed securities	2,234	—	2,234	—
Commercial paper	5,587	—	5,587	—
Corporate debt securities	8,174	—	8,174	—
United States Treasury	2,000	2,000	—	—
Total available-for-sale investments	17,995	2,000	15,995	—
Total assets measured at fair value	$33,960	$17,965	$15,995	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019
Assets:
Current:
Cash equivalents	$8,248	$8,248	$—	$—
Available-for-sale investments:
Asset-backed securities	6,304	—	6,304	—
Commercial paper	7,568	—	7,568	—
Corporate debt securities	8,062	—	8,062	—
Total available-for-sale investments	21,934	—	21,934	—
Total assets measured at fair value	$30,182	$8,248	$21,934	$—

As of September 30, 2020 and December 31, 2019, available-for-sale investments are detailed as follows (in thousands):

	September 30, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	$2,233	$1	$—	$2,234
Commercial paper	5,587	—	—	5,587
Corporate debt securities	8,167	7	—	8,174
United States Treasury	2,000	—	—	2,000
	$17,987	$8	$—	$17,995

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	$6,299	$5	$—	$6,304
Commercial paper	7,568	—	—	7,568
Corporate debt securities	8,057	5	—	8,062
	$21,924	$10	$—	$21,934

As of September 30, 2020, all of our available-for-sale investments have a variety of effective maturity dates of less than one year and are in gross unrealized gain positions.

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

In June 2020, the CSL Agreement was amended to extend the work on the first phase of the research program through September 30, 2020 and provided $0.2 million of additional funding for research and development activities.

CSL has the right to terminate the CSL Agreement in its entirety or with respect to one or more synthetases upon 45 days notice. Following completion of a research phase, CSL has 30 days from the receipt of the final study report to notify us of their intent to progress to the next stage or terminate the research for one or more synthetases. Either party has the right to terminate the agreement upon material breach of obligation or insolvency.

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

For the three months ended September 30, 2020 and 2019, we recognized $0.1 million and $0.2 million, respectively, as license revenue under the CSL Agreement. For the nine months ended September 30, 2020 and 2019, we recognized $0.4 million and $0.3 million, respectively, as license revenue under the CSL Agreement.

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

We assessed our research collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of ATYR1923 for ILDs in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price was $0.1 million for the free clinical trial material delivered to Kyorin in June 2020, using the “expected cost plus a margin” approach. For the three months ended September 30, 2020, there were no activities that triggered additional license or milestone revenue. For the nine months ended September 30, 2020, we recognized $8.0 million as license revenue for the upfront payment.

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

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant will fund approximately 50% of the total estimated project cost, with aTyr contributing the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region was effective April 1, 2020.

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for each of the three and nine months ended September 30, 2020 were 0.1 million.

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

As of September 30, 2020, the carrying value of our Term Loans consisted of $1.3 million principal outstanding less the debt issuance costs of $7,500 and the accretion of the final maturity payment of $1.8 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense over the life of the Term Loans.

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

Facility Leases

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of September 30, 2020 were as follows (in thousands):

Operating Lease
2020	$254
2021	1,031
2022	1,062
2023	404
Less: Amount representing interest	(312)
Present value of lease payments	2,439
Less: Current portion of operating lease liability	(834)
Long-term operating lease liability	$1,605

For each of the three months ended September 30, 2020 and 2019, we recorded an operating lease cost of $0.2 million. For each of the nine months ended September 30, 2020 and 2019, we recorded an operating lease cost of $0.7 million. As of September 30, 2020, the weighted-average remaining lease term was 2.7 years and the weighted-average discount rate was 9.6%.

5. Stockholders’ Equity

At the Market Offering Program

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. During 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for gross proceeds of $3.3 million under the ATM Offering Program. During the nine months ended September 30, 2020, we sold an aggregate of 630,685 shares of common stock at an average price of $4.00 per share for gross proceeds of $2.5 million under the ATM Offering Program.

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

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. As of September 30, 2020, we had not sold any shares of common stock to Aspire Capital under this Purchase Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

September 30, 2020
Common stock warrants	13,904
Common stock options and restricted stock units	582,582
Shares available under the 2015 equity incentive plan	383,292
Shares available under the employee stock purchase plan	76,917
1,056,695

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2020:

	Number of Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	351,078	$51.34
Granted	410,032	$4.19
Canceled/forfeited/expired	(186,205)	$33.83
Outstanding as of September 30, 2020	574,905	$23.39

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	6.02– 6.07	5.98– 6.04	5.50– 6.07	5.51– 6.07
Risk-free interest rate	0.3% – 0.4%	1.4%	0.3% – 1.5%	1.4% – 2.6%
Expected volatility	108.0% – 108.1%	100.7% – 101.0%	102.2% – 109.7%	97.2% – 101.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2020:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	12,475	$9.90
Granted	5,000	$4.29
Released	(8,678)	$10.47
Forfeited	(1,120)	$11.90
Balance as of September 30, 2020	7,677	$5.32

Stock-based Compensation

The allocation of stock-based compensation for all options, including employee stock purchase plan and restricted stock units is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$64	$82	$194	$285
General and administrative	260	196	931	1,073
Total stock-based compensation expense	$324	$278	$1,125	$1,358

6. Subsequent Events

Through November 12, 2020, we sold an aggregate of 194,496 shares of common stock at a weighted average price of $3.44 per share through our ATM Offering Program for gross proceeds of $0.7 million.

On November 3, 2020 we paid our Term Loans in full, including the final maturity payment.

On November 13, 2020, we entered into an amendment to our sales agreement with Wainwright to increase the amount of the ATM Offering Program from $10.0 million to $20.0 million.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect actual outcomes.

Overview

We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on novel biological pathways. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality and signaling pathways of tRNA synthetases. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes and their extracellular targets, such as neuropilin-2 (NRP2).

Our primary focus is on ATYR1923, a clinical stage product candidate which downregulates immune responses by binding to the NRP2 receptor and is in development for the treatment of severe inflammatory lung diseases. ATYR1923, a fusion protein comprised of the immuno-modulatory domain of histidyl tRNA synthetase (HARS) fused to the fragment cystallizable (FC) region of a human antibody, is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in inflammatory disease states.

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

In response to the COVID-19 pandemic, we are investigating ATYR1923’s potential as a treatment for COVID-19 patients with severe respiratory complications. The inflammatory lung injury related to COVID-19 may be similar to that of interstitial lung diseases. By targeting aberrant immune responses, we believe that ATYR1923’s mechanism of action has substantial overlap with this disease pathology. Our Phase 2 clinical trial is a randomized, double blind, placebo-controlled study of ATYR1923 in hospitalized COVID-19 patients with severe respiratory complications who do not require mechanical ventilation. The trial is designed to evaluate the preliminary safety and efficacy of ATYR1923 as compared to placebo through the assessment of key clinical outcome measures. In October 2020, we completed enrollment in the Phase 2 clinical trial with a total of 32 patients exceeding the target enrollment of 30 patients. We expect to report topline data from this trial at the turn of the calendar year.

In January 2020, we entered into a license with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILDs in Japan. Under the collaboration and license agreement with Kyorin (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILDs. We received an $8.0 million upfront payment and we are eligible to receive an additional $167.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of ATYR1923 (known as KRP-R120 in Japan). The Phase 1 trial, which is being conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. Assuming successful completion of the study, Kyorin would then be able to initiate patient trials in ILDs in Japan.

In conjunction with our clinical development of ATYR1923, we have in parallel been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. In November 2020, we declared an IND candidate in oncology from our NRP2 antibody program, ATYR2810. We intend to evaluate this fully humanized monoclonal antibody for the potential treatment of certain aggressive tumors where NRP2 is implicated. NRP2 expression is associated with worsened patient outcomes in many cancers. NRP2 is also a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. NRP2 can interact with multiple ligands and coreceptors to influence their functional roles. We continue to actively investigate NRP2 receptor biology, both internally and in collaboration with key academic thought leaders, to identify new product candidates for a variety of disease settings, including cancer, inflammation, and lymphangiogenesis.

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

Our continued research of tRNA synthetases is being conducted through both industry and academic collaborations. In November 2020, we announced the identification of receptor targets for two tRNA synthetases from our pipeline. The receptor targets may have utility in the development of new therapeutics to treat cancer and fibrosis. Human tRNA synthetases play a role in extracellular responses in certain disease states, including cellular stress and tissue homeostasis. Identifying target receptors for an extracellular tRNA synthetase helps inform discovery and development activities by providing additional focus towards relevant disease pathways and potential therapeutic applications. The discovery work was completed as part of a research collaboration with CSL Behring (CSL), a global biotherapeutics leader specializing in immunology, hematology and other rare and serious medical conditions.

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

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited as of September 30, 2020. All intercompany transactions and balances are eliminated in consolidation.

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

For the nine months ended September 30, 2020, we recognized $8.0 million as license revenue under the Kyorin Agreement.

In March 2019, we entered into a research collaboration and option agreement with CSL for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline (CSL Agreement).

For the nine months ended September 30, 2020, we recognized $0.4 million as license revenue under the CSL Agreement.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immuno-modulators and, more recently research efforts related to NRP2 biology. These expenses consist primarily of:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Increase /
	2020	2019	(Decrease)
Revenues	$148	$184	$(36)
Research and development expenses	4,616	3,799	817
General and administrative expenses	2,044	1,883	161
Other expense, net	(88)	(147)	(59)

Revenues. Revenues for the three months ended September 30, 2020 and 2019 were $0.1 million and $0.2 million, respectively, consisting of license revenues.

Research and development expenses. Research and development expenses were $4.6 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $0.8 million was due primarily to the progression of our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications.

General and administrative expenses. General and administrative expenses were $2.0 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $0.2 million was due primarily to an increase in insurance costs.

Other expense, net. Other expense, net was $0.1 million for each of the three months ended September 30, 2020 and 2019. The decrease was primarily a result of lower balances on our Term Loans which we started paying down in June 2018.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Increase /
	2020	2019	(Decrease)
Revenues	$8,402	$278	$8,124
Research and development expenses	12,593	$10,458	2,135
General and administrative expenses	6,780	6,836	(56)
Other expense, net	(324)	(614)	(290)

Revenues. Revenues were $8.4 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $8.1 million was due primarily to $8.0 million from license revenue under the Kyorin Agreement.

Research and development expenses. Research and development expenses were $12.6 million and $10.5 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of 2.1 million was due primarily to the progression of our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications.

General and administrative expenses. General and administrative expenses were consistent between the periods at $6.8 million for each of the nine months ended September 30, 2020 and 2019.

Other expense, net. Other expense, net was $0.3 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. The $0.3 million decrease was primarily a result of lower balances on our Term Loans which we started paying down in June 2018.

Liquidity and Capital Resources

Other than the net income generated in the three months ended March 31, 2020, we have incurred losses and negative cash flows from operations since our inception. As of September 30, 2020, we had an accumulated deficit of $333.6 million and we expect to continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and available-for-sale investments, of $36.1 million as of September 30, 2020 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

From our inception through September 30, 2020, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans.

Equity Securities

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering program (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we entered into an amendment to our sales agreement with Wainwright to increase the amount of the ATM Offering Program from $10.0 million to $20.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. Under the ATM Offering Program, during 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for gross proceeds of $3.3 million. During the nine months ended September 30, 2020, we sold an aggregate of 630,685 shares of common stock at an average price of $4.00 per share for gross proceeds of $2.5 million under the ATM Offering Program.

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

Additionally, in September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. As of September 30, 2020, we had not sold any shares of common stock to Aspire Capital under this Purchase Agreement.

Debt Financing

We have a Loan Agreement with our Lenders for the Term Loans which were fully repaid on November 3, 2020, including the final payment equal to 8.75% of the funded amounts.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(9,900)	$(15,097)
Investing activities	3,697	6,145
Financing activities	15,144	3,331
Net change in cash and cash equivalents	$8,941	$(5,621)

Operating activities. Net cash used in operating activities was $9.9 million and $15.1 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities for the nine months ended September 30, 2020 was primarily related to our net loss of $11.3 million, adjusted for non-cash stock-based compensation expense of $1.1 million and net cash outflows from the changes in our operating assets and liabilities of $1.1 million. Net cash used in operating activities for the nine months ended September 30, 2019 was primarily related to our net loss of $17.6 million, adjusted for non-cash stock-based compensation expense of $1.4 million and net cash outflows from the changes in our operating assets and liabilities of $0.1 million.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2020 and 2019 was $3.7 million and $6.1 million, respectively. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of $18.8 million in proceeds from the issuance of common stock through an underwritten follow-on public offering in February 2020, net of offering costs and $2.4 million in proceeds from the issuance of common stock through the ATM Offering Program, net of offering costs, offset by a $6.0 million repayment on our Term Loans. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of $4.9 million in proceeds from the issuance of common stock through a registered direct offering, net of offering costs and $4.4 million proceeds from issuance of common stock through the ATM Offering Program, offset by a $6.0 million repayment on our Term Loans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the nine months ended September 30, 2020, as compared to those disclosed in our 2019 Annual Report.

We have a Loan Agreement with our Lenders for the Term Loans which were fully repaid on November 3, 2020, including the final payment equal to 8.75% of the funded amounts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash and cash equivalents, and available-for-sale investments totaling $36.1 million. We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury and high quality marketable debt instruments of corporations and financial institutions, government sponsored and asset backed securities with contractual maturity dates of less than one year. If interest rates were to increase instantaneously and uniformly by 100 basis points, compared to interest rates as of September 30, 2020, the increase would not have had a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risks Associated with Our Business

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

Investing in our securities involves substantial risk. The risks described under the heading “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges include the following:

•	We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.

•	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•	We may encounter substantial delays and other challenges in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including ATYR1923, or experience significant delays in doing so, our business will be materially harmed.

•

Our current product candidates and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.

•

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

We depend on our existing collaborations and may depend on collaborations with additional third parties for the development and commercialization of certain of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

•

If we are unable to obtain, maintain or protect intellectual property rights related to our product candidates, or if the scope of such intellectual property protection is not sufficiently broad, we may not be able to compete effectively in our markets.

•

Our business could continue to be adversely affected by the effects of the COVID-19 pandemic. Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

•

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2020, our cash, cash equivalents and available-for-sale investments were approximately $36.1 million. We believe that our existing cash, cash equivalents and available-for-sale investments as of September 30, 2020, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

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

We have incurred significant losses since our inception and will continue to incur significant losses for the foreseeable future.

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. Other than the net income generated in the three months ended March 31, 2020, we have incurred net losses since our inception in 2005, including condensed consolidated loss of $11.3 million and $17.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $333.6 million.

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

•	maintaining, protecting and expanding our intellectual property portfolio;
•	obtaining market acceptance of our product candidates as viable treatment options for our target indications;
•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology or NRP2 biology;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis or our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications, or future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	our inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical contract research organizations (CROs) and clinical trial sites;
•	delays in obtaining required institutional review board (IRB) or Ethics Committee approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
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

Further, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our ATYR1923 Phase 1b/2a trial in patients with pulmonary sarcoidosis, with many sites pausing enrollment and patients choosing not to enroll or continue participating in ongoing trials. While the majority of such sites are now continuing enrollment and trial activities, the availability of top-line results from the clinical trial is delayed. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of product candidates for clinical testing and other difficulties in starting or completing our clinical trials due to the COVID-19 pandemic.

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

In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, in December 2019, we announced results from a blinded interim analysis of safety and tolerability, the primary endpoint of our ongoing Phase 1b/2a clinical trial in clinical pulmonary sarcoidosis patients. These results may not be consistent with final data for this trial. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for our clinical trials may further limit the pool of available participants in our trials. In particular, for our ATYR1923 Phase 1b/2a clinical trial, patients must, among other criteria: (i) have a biopsy-proven diagnosis of pulmonary sarcoidosis for a defined period of time; (ii) have symptomatic or active disease based on pulmonary function test, dyspnea evaluation or FDG-PET scan; and (iii) be on a stable dose of steroids at a certain dosage. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. In addition, the COVID-19 pandemic has impacted patient enrollment in our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. According to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including lung disease, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing Phase 1b/2a clinical trial may choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services. Earlier this year, many clinical trial sites in our Phase 1b/2a clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. The majority of our clinical trial sites have implemented procedures to allow them to safely re-engage in enrollment and trial activities. If patient enrollment or continued dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

In addition, although we recently completed enrollment in our Phase 2 clinical trial in COVID-19 patients with severe respiratory complications, patients may decide or be required to discontinue participation in the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. Moreover, once enrolled, patients may die from COVID-19 while the clinical trial is ongoing.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis in a timely manner may also be affected by other factors, including, but not limited to:

•	proximity and availability of clinical trial sites for prospective patients;
•	severity of the disease under investigation;
•	design of the study protocol and the burdens to patients of compliance with our study protocol;
•	perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials for the patient populations and indications under study;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for ATYR1923 and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based these new areas of biology, including ATYR1923 and additional product candidates arising from proteins derived from the HARS family or targeting the NRP2 receptor or other pathways. Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from the HARS family or targeting the NRP2 reception and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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
•

developing a manufacturing process and distribution network that ensures consistent manufacture of our product candidates in compliance with current good manufacturing practices (cGMPs) and related requirements, with a cost of goods that allows for an attractive return on investment;

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

We have previously conducted and we or our third party collaborations may conduct additional clinical trials of ATYR1923 outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of ATY1923 in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous ATYR1923 in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for ATYR1923 in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin, is currently conducting a ATYR1923 Phase 1 study in healthy volunteers in Japan.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract development and manufacturing organizations (CDMOs) for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biological license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices (GLP) and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products and temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart routine surveillance inspections of domestic manufacturing facilities on a risk-based basis. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

Risks related to our reliance on third parties

We depend on our existing collaborations and may depend on collaborations with additional third parties for the development and commercialization of certain of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

If due to the COVID-19 pandemic we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We are conducting two clinical trials for ATYR1923, one in patients with pulmonary sarcoidosis and another in COVID-19 patients with severe respiratory complications. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of ATYR1923. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

In addition, although our Phase 2 clinical trial in COVID-19 patients with severe respiratory complications has completed enrollment, patients may decide or be required to discontinue participation in the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. Moreover, once enrolled, patients may die from COVID-19 while the clinical trial is ongoing.

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

We currently conduct research activities through Pangu BioPharma, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union (EU) and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, is currently conducting a ATYR1923 Phase 1 study in healthy volunteers in Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and ATYR1923 in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the COVID-19 pandemic.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires, hurricanes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by CDMOs at various locations in the United States. We conducted our Phase I clinical trial for ATYR1923 in Australia and we have a subsidiary in Hong Kong. Our current clinical trials are conducted in sites across the United States. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, hurricanes, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicine & Medicaid Services (CMS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Reimbursement agencies in Europe may be more conservative than third-party payors in the United States. For example, a number of cancer drugs have been approved for reimbursement in the United States, but have not been approved for reimbursement in certain European countries. There may be significant delays in obtaining reimbursement for newly approved medicines, and our inability to promptly obtain coverage and profitable payment rates from third-party payors for any approved medicines could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017 (Tax Cuts and Jobs Act of 2017). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation, and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes, including the potential repeal and replacement of the ACA. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response the COVID-19 pandemic.

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

As of November 6, 2020, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 36.0% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Additionally, in September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. As of September 30, 2020, we had not sold any shares of common stock to Aspire Capital under this Purchase Agreement.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering program (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we entered into an amendment to our sales agreement with Wainwright to increase the amount of the ATM Offering Program from $10.0 million to $20.0 million. Wainwright is entitled to a commission at a fixed rate equal to 3% of the gross proceeds. Under the ATM Offering Program, during 2019, we had sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for gross proceeds of approximately $3.3 million. During the nine months ended September 30, 2020, we sold an aggregate of 630,685 shares of common stock at an average price of $4.00 per share for gross proceeds of $2.5 million under the ATM Offering Program.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We have experienced ownership changes in the past, and may experience a future ownership change, under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in the years beginning after 2019 and before 2023. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors our board of directors may deem relevant.

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

General Risk Factors

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

We are subject to a number of anti-corruption laws, including the Foreign Corrupt Practices Act of 1977, as amended (FCPA), and various other anti-corruption laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Our business relies on approvals and licenses from government and regulatory entities, and as a result, we are subject to certain elevated risks associated with interactions with these entities. Although we have adopted a code of business conduct and ethics that includes provisions governing the interactions of employees with government entities to mitigate these risks, there can be no assurance that this will be successful in preventing violations of anti-corruption laws. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any investigation of any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, prospects, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.5	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.9	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.10	Registration Right Agreement dated September 11, 2020 by and between aTyr Pharma, Inc. and Aspire Capital Fund, LLC.	8-K	001-37378	4.1	September 14, 2020
5.1	Opinion of Cooley LLP	—	—	—	Filed herewith
10.1	Amendment No. 2 to Common Stock Sales Agreement, dated November 13, 2020, between the Registrant and H.C. Wainwright & Co., LLC	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: November 13, 2020	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)