Form 10-K
period 2020-12-31
aTYR PHARMA INC
filed 2021-03-24
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☒  Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $25,388,988 based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $4.44 per share on June 30, 2020, the last business day of the registrant’s most recently completed second quarter. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 19, 2021 was 16,011,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission (SEC), pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

Summary of Risks Associated with Our Business

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making investment decisions regarding our securities.

Investing in our securities involves substantial risk. The risks described under the heading “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

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

Our lead clinical product candidate, ATYR1923, is a selective modulator of NRP2 that downregulates both the innate and adaptive immune responses in uncontrolled inflammatory disease states. We are developing ATYR1923 as a potential disease-modifying therapy for patients with severe inflammatory lung diseases with high unmet medical need. This includes interstitial lung diseases (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung, and severe respiratory complications caused by COVID-19. We selected pulmonary sarcoidosis as our first ILD indication and recently completed enrollment in a Phase 1b/2a multi-center clinical trial. The study has been designed to evaluate the safety, tolerability, steroid-sparing effect and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary clinical activity of ATYR1923. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILD such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD). In response to the COVID-19 pandemic, we conducted a Phase 2 study in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety and preliminary efficacy of ATYR1923 as compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, intravenous (IV) dose of ATYR1923 was generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups, with no drug-related serious adverse events. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with ATYR1923 demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILD in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, is a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. Results from this study are intended to enable Kyorin to initiate patient clinical trials in ILD in Japan. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

In conjunction with our clinical development of ATYR1923, we have in parallel been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. In November 2020, we declared our lead Investigational New Drug (IND) candidate in oncology from our NRP2 antibody program, ATYR2810. ATYR2810 is a fully humanized monoclonal antibody that specifically and functionally blocks the interaction between NRP2 and one of its primary ligands, vascular endothelial growth factor (VEGF). ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated. NRP2 is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated.

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong government’s Innovation and Technology Commission under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant is expected to fund approximately 50% of the total estimated project cost, and we expect to contribute the remaining 50%.

In February 2021, we announced two new discovery programs from our tRNA synthetase platform. These programs will investigate the functionality of selected fragments of Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS) in immunology, fibrosis and cancer. We are also advancing our preclinical pipeline of tRNA synthetases and NRP2 targeting candidates through internal research efforts, industry and academic collaborations.

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

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Develop ATYR1923 to address unmet medical needs within inflammatory lung diseases. We believe that by establishing proof-of-concept in pulmonary sarcoidosis, we can gain insight to the potential of ATYR1923 in other ILD, such as CHP and CTD-ILD. Our resources are devoted to completing our ATYR1923 Phase 1b/2a clinical trial and, if that trial is successful, we believe we can expedite development of ATYR1923 for pulmonary sarcoidosis towards regulatory approval. In addition, success in our ATYR1923 Phase 1b/2a trial and our Kyorin Agreement, could give us the opportunity to potentially launch additional Phase 2 clinical trials for both CHP and CTD-ILD. We plan on leveraging data from our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications for our mechanistic understanding of ATYR1923 and for its application in ILD. Future development plans in COVID-19 are being assessed in light of the evolving pandemic and therapeutic landscape and availability of non-dilutive financing.

Develop ATYR2810 to address unmet medical needs within certain aggressive cancers where NRP2 is implicated and continue to expand our knowledge on the therapeutic potential of NRP2 antibodies by utilizing our leadership position in this emerging area of biology. NRP2 is a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. In many forms of cancer, high NRP2 expression is associated with worse outcomes. These associations may represent new therapeutic drug opportunities, such as ATYR2810. We are currently focused on completing IND enabling studies to allow us to take ATYR2810 into the clinic. We are committed to translating this area of newly discovered biology to therapeutic applications, both with our internal research and through academic collaborations.

Build a diverse pipeline of biologics based on our understanding of extracellular tRNA synthetase biology. We continue to deepen our expertise in production of biologic product candidates based on tRNA synthetases with the goal of developing programs with multiple therapeutic modalities. We have proven this with the announcement of our AARS and DARS discovery programs. Through our internal research efforts and both industry and academic collaborators we intend to further our product development efforts in this area.

ATYR1923

Overview of ATYR1923

We are developing ATYR1923 as a potential therapeutic for patients with inflammatory lung diseases. Our primary focus is in ILD, a group of immune-mediated fibrotic lung disorders with significant unmet need. ATYR1923 works by selectively modulating NRP2 to downregulate the innate and adaptive immune responses in uncontrolled inflammatory disease states to resolve inflammation and prevent subsequent fibrosis. Pre-clinically, we have demonstrated the therapeutic potential of ATYR1923 in a number of preclinical models of lung injury, fibrosis and inflammation, both in vitro and in rodents. We have also characterized the pathways by which it exerts its immunomodulatory effects. We announced data from a first-in-human Phase 1 clinical trial of ATYR1923 in June 2018. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous ATYR1923 in 36 healthy volunteers. The results indicate that the drug was generally well-tolerated at all dose levels tested, with no significant adverse events and the observed PK profile supports the potential for a once-monthly dosing regimen.

A comprehensive review of the preclinical and Phase 1 data in consultation with key opinion leaders led to our selection of pulmonary sarcoidosis as the first clinical indication for ATYR1923, as well as confirmation of the potential of ATYR1923 in other severe inflammatory lung diseases.

In December 2020, we completed the target enrollment of a proof-of-concept Phase 1b/2a clinical trial of ATYR1923 in patients with pulmonary sarcoidosis and expect to report data from this trial in the third quarter of 2021. This Phase 1b/2a study is a multiple-ascending dose, placebo-controlled, first-in-patient study of ATYR1923 that has been designed to evaluate the safety, tolerability, immunogenicity and PK profile of multiple doses of ATYR1923. Secondary endpoints include the evaluation of steroid sparing effect and other established clinical endpoints along with potential biomarkers to assess preliminary activity of ATYR1923. In January 2021, we completed final enrollment in the Phase 1b/2a clinical trial with a total of 37 patients exceeding the target enrollment of 36 patients.

In early 2021 we announced data from a Phase 2 clinical trial of ATYR1923 in hospitalized COVID-19 patients with severe respiratory complications. The study met its primary endpoint of safety and tolerability, with no drug-related serious adverse events reported. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with ATYR1923 demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo. In particular, patients treated with ATYR1923 had greater reduction in levels of several inflammatory cytokines and chemokines, including interferon gamma (IFNγ), interleukin-6 (IL-6) and monocyte chemoattractant protein 1(MCP-1). Furthermore, patients treated with ATYR1923 also had a statistically significant reduction in levels of serum amyloid A (SAA), a marker of inflammation and fibrosis that has implications in sarcoidosis.

Background and Mechanism of Action

ATYR1923 is a selective modulator of NRP2 that downregulates the innate and adaptive immune response in uncontrolled inflammatory disease states.

The ATYR1923 program was initiated to leverage our knowledge of the extracellular proteins derived from the histidyl-tRNA synthetase (HARS) family to develop a therapeutic which would possess the N-terminal immuno-modulatory activities of HARS.

The gene for HARS gives rise to a number of splice variants, and though most of these have lost their catalytic activity, many retain the N-terminal domain (HARS amino acids 2-60). This N-terminal domain was appended to HARS during evolutionary development of multicellular organisms and is not essential for protein synthetic activity, is not generally found in prokaryotic organisms, and is retained with high homology across mammalian species. Alternative splicing of HARS may be differentially regulated during cellular growth and differentiation, unlike the constitutive high level expression of the full length protein, suggesting that these splice variants may play a differential role in growth and cellular development.

Recently, significant progress has been made in elucidating the role of extracellular HARS derived proteins, including the identification of a putative cellular receptor of the HARS N-terminal domain through screening via a cell microarray system in which over 4,500 cell surface proteins are represented. This screening approach identified two NRP2 isoforms (Neuropilin 2A and 2B) as the only convincing and specific binding partners of the HARS N-terminal domain. Interactions of HARS with NRP2 appear to be specifically mediated by the HARS N-terminal domain of HARS, and binding of the HARS N-terminal domain of HARS is specific to NRP2 with no observable binding to NRP1, which is the most closely related cell surface receptor. A domain that is structurally similar to the HARS N-terminal domain (termed the WHEP domain) is found in other amino-acyl tRNA synthetases, yet these domains do not exhibit binding to NRP2, indicating this is a highly specific interaction. The discovery of the HARS N-terminal/NRP2 axis represents a previously unknown mechanism of biological regulation, which may act as a homeostatic regulator of several cellular processes mediated through the neuropilin receptor. The deregulation of these processes may lead to a spectrum of diseases, which could be selectively targeted by modulating the HARS N-terminal/NRP2 axis to address the underlying disease etiology.

NRP2 is a pleiotropic co-receptor participating in a broad array of biological pathways including, immunomodulation, lymphangiogenesis, neuronal development and remodeling, cellular growth, migration and differentiation, and cancer development. These biological processes are mediated through a complex interplay of several signaling systems including the semaphorins/plexin receptor family, the VEGF-C/VEGFR3 receptor family, as well as chemokine ligand 21 driven trafficking and integrin signaling pathways. Growing evidence indicates that NRP2 influences myeloid cell biology such as activation and recruitment to inflammatory sites. For instance, NRP2 expression on alveolar macrophages regulates airway inflammatory responses to inhaled lipopolysaccharide.

ATYR1923 development builds upon our understanding of the biology of the extracellular activity of HARS. This novel molecular entity acts as a selective modulator of NRP2 downregulating the innate and adaptive immune response in inflammatory disease states. ATYR1923 is a fusion protein comprised of the immuno-modulatory domain of HARS fused to the FC region of a human IgG1 antibody.

Preclinical Development

Our preclinical estate of translational animal models were selected to help inform and de-risk clinical development of ATYR1923. We have evaluated the biological activity and safety of ATYR1923 across a diverse set of experimental lung disease models, representative of all the major forms of ILD (sarcoidosis, CHP, CTD-ILD and idiopathic pulmonary fibrosis (IPF)), as well as in normal animals, looking for signals of activity and potential biomarkers, while confirming tolerability and a favorable safety profile.

In these models, ATYR1923 has significantly reduced histological lung fibrosis and inflammation, restored normal lung function, reduced lung protein levels of several inflammation and fibrosis-related cytokines and chemokines (e.g. IFN-γ, MCP-1/CCL2, IL-6) and reduced counts of immune cells in BAL central to ILD pathology (e.g. neutrophils). These data have been presented in posters at key respiratory conferences over the past few years (e.g. the American Thoracic Society (ATS) International Congress) and are available for review on our website.

ATYR1923 and NRP2 receptor

NRP2 is a pleiotropic cell surface receptor known to be expressed on a number of different immune cell types that plays a key role in regulating inflammatory responses. ATYR1923 is a fusion protein combining a novel immunomodulatory domain from histidyl-tRNA synthetase (HARS) and a human IgG1 Fc. ATYR1923 inhibits cytokines and chemokines involved in the regulation of inflammatory and fibrotic responses and reduces inflammation-dependent fibrosis in animal models of interstitial lung diseases. ATYR1923 has previously demonstrated potent immunomodulatory activity in vitro and in vivo. We sought to characterize the molecular basis for ATYR1923’s immuno-modulatory properties and demonstrated that ATYR1923 specifically and selectively binds to NRP2 on the cell surface. These findings indicate that modulation of the NRP2 signaling pathway with ATYR1923 could be a novel therapeutic approach to immune-mediated diseases such as pulmonary sarcoidosis.

We identified NRP2 as the specific binding partner to ATYR1923, has an emerging role in the regulation of inflammatory responses. Sarcoidosis is characterized by the formulation of granulomas, clumps of inflammatory cells, in one or more organs of the body. Little is known about the role of NRP2 in immune regulation and disease, in particular very little is known about the expression of NRP2 in sarcoidosis patients. We sought to characterize NRP2 expression patterns on immune cells implicated in the pathology of sarcoidosis. Through in vitro and in vivo models, NRP2 was shown to be expressed in samples obtained from lung and skin of sarcoidosis patients and NRP2 expression was detected on key immune cells known to play an important role in inflammation and granuloma formation. These findings highlight the potential of ATYR1923 to exert its effect on various immune cells directly related to the pathology of the target patient population.

These data were presented in posters at the ATS International Virtual Meeting in August 2020.

Based on our translational biology program, which demonstrated activity across distinct experimental animal models either driven by direct lung injury or systemic pathology, along with our understanding of the ATYR1923 and NRP2 interaction and the cell types impacted by the mechanism of action of our drug, we decided to move the program forward into patient clinical trials in ILD.

ILD, Pulmonary Sarcoidosis, and the Role of Immunology

The primary target population for ATYR1923 are ILD. ILD are a group of immune-mediated disorders which can cause progressive fibrosis of the lung. There are over 200 different types of ILD, of which the four major forms are: pulmonary sarcoidosis, CHP, CTD-ILD, and IPF. We have focused our development efforts on progressive, immune-mediated forms of ILD, with limited therapeutic options, that have as the potential to be impacted by ATYR1923. These lung conditions are recognized as having a measurable immune-mediated pathology, involving both innate and adaptive immune mechanisms that contribute to pathogenesis, and can result in progressive disease leading to fibrosis and death. The first ILD that we are investigating clinically is pulmonary sarcoidosis.

Sarcoidosis is an inflammatory disease of unknown cause, characterized by the formation of granulomas, clumps of inflammatory cells, in one or more organs in the body. Sarcoidosis affects people of all ages, with the incidence peaking at 20 to 39 years of age. The disorder usually begins in the lungs, skin or lymph nodes, but can affect almost any organ. Sarcoidosis in the lungs is called pulmonary sarcoidosis and affects over 90% patients. Estimates of prevalence vary; but generally indicate that approximately 200,000 Americans live with pulmonary sarcoidosis. The prognosis for patients with pulmonary sarcoidosis ranges from benign and self-limiting to chronic, debilitating fibrotic disease and mortality.

The immunopathogenesis of sarcoidosis is not yet well understood. A leading hypothesis is that granuloma formation involves the interplay between antigen, human leukocyte antigen class II molecules, and T-cell receptors: a presumptive sarcoid antigen is engulfed by circulating antigen-presenting cells (APCs; macrophages, dendritic cells) and the subsequent interplay between APCs and CD4+ T-cells initiates granuloma formation. T lymphocyte activation subsequently plays a crucial role in sarcoidosis pathogenesis.

For patients with pulmonary sarcoidosis, the primary goal of treatment is to improve the patient’s symptoms and quality of life, while secondarily managing the inflammation associated with the granulomas that could lead to the development of more permanent fibrosis and impairment of pulmonary function. ATYR1923 may provide a therapeutic benefit in pulmonary sarcoidosis by providing an immunomodulatory function to help resolve inflammation. Moreover, the mechanism of action of ATYR1923 in T-cells and macrophages potentially overlaps with the cellular pathology observed in pulmonary sarcoidosis. In preclinical studies, ATYR1923 has been observed to inhibit cytokines involved in regulation of inflammatory and immune responses and attenuate T-cell activation, while also modulating macrophage endosome maturation. Related to our mechanistic studies, we have also discovered that NRP2 is up-regulated during activation of myeloid cells including macrophages, dendritic cells and neutrophils, and that ATYR1923 can bind to NRP2 on these cell types. Furthermore, ATYR1923 has been observed to significantly reduce inflammation-dependent pulmonary fibrosis and improve respiratory function parameters in bleomycin-induced animal models of ILD, particularly when administered during the inflammatory phase of the disease. We believe that by inhibiting the chronic inflammatory response in these patients, ATYR1923 may be able to restore immune balance and prevent progressive fibrosis, thereby providing a safer, potentially more effective alternative to oral corticosteroids and other immunosuppressive therapies that currently comprise the standard of care for patients with symptomatic pulmonary sarcoidosis.

Clinical Development

ATYR1923 Phase 1b/2a Clinical Trial –Pulmonary Sarcoidosis

We initiated a proof-of-concept Phase 1b/2a clinical trial for ATYR1923 in December 2018 following FDA acceptance of our IND application filed in October 2018. The Phase 1b/2a clinical trial is a randomized, double-blind, placebo-controlled multiple-ascending dose, first-in-patient study with IV ATYR1923 in 36 patients. The study is being conducted in patients with pulmonary sarcoidosis undergoing an oral corticosteroids (OCS) tapering regimen, in three cohorts of 12 patients each, at dose levels of 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg. We completed enrollment for this trial in December 2020 and expect to report top line data in the third quarter of 2021.

The primary objective of the study is to evaluate safety and tolerability of multiple ascending doses of ATYR1923. Secondary objectives include assessment of the potential steroid-sparing effects of ATYR1923. In addition, ATYR1923 PK and immunogenicity following multiple dose administration will be evaluated. Additional endpoints of interest include the exploratory assessment of the efficacy of ATYR1923 for the treatment of pulmonary sarcoidosis by evaluating changes over time in: fluorodeoxyglucose-positron emission tomography (FDG-PET)/CT lung imaging; lung function assessed by percent predicted forced vital capacity (FVC% predicted) and diffusing capacity of the lungs for carbon monoxide; serum biomarkers of interest; health-related quality of life assessments and questionnaires; and measurement of skin lesions (for patients with cutaneous involvement at baseline).

This study consists of three staggered dose cohorts. Each cohort will consist of three periods: a screening period, a 20-week placebo-controlled treatment period, and a four-week follow-up period ending with final study assessments at Week 24. Within each cohort, 12 patients were randomized 2:1 to ATYR1923 (N=8) or placebo (N=4). Study drug is administered via IV infusion every four weeks for a total of six doses (20 weeks of treatment). The ATYR1923 doses levels being evaluated are 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg. Starting on Day 15 patients will begin a taper (reduction) in OCS according to specific guidelines from their starting dose of 10-25 mg/day of prednisone (or equivalent) to a target dose of 5.0 mg/day, to be completed on or before Day 50. The OCS dose will be tapered through Week 24 and patients will be followed for the remainder of the study to determine their ability to maintain on this 5.0 mg dose. Optionally, further reductions in the OCS dose to below 5.0 mg/day may be attempted after the Week 16 visit, if determined by the investigator to be feasible. Patients who require an increase in OCS dose at any time in the study were to continue to receive blinded study drug and be followed through to the end of the study.

Cohorts 1 through 3 were enrolled sequentially in a staggered manner. After a minimum of six patients of a given cohort received at least three IV infusions of study drug (ATYR1923 or placebo), cumulative unblinded safety data was reviewed by a data safety monitoring board (DSMB). Enrollment in the next scheduled (higher dose) cohort began after this review was completed, dose escalation was approved by the DSMB, and the remaining six patients were enrolled in the ongoing cohort. Dose escalation continued in this manner until the highest planned dose level of ATYR1923 was reached.

In December 2019, we announced the results of a pre-planned, blinded interim analysis of safety and tolerability, the primary endpoint of our Phase 1b/2a clinical trial. Study drug (ATYR1923 or placebo) was observed to be generally well tolerated with no drug-related serious adverse events, consistent with the earlier Phase 1 study results in healthy volunteers. Adverse events (AEs) were mostly mild or moderate in severity and assessed by the study investigators as unrelated to study drug. Interim safety data results were from 15 pulmonary sarcoidosis patients who had received a minimum of one dose of blinded study drug (ATYR1923 or placebo). The average age of patients evaluated was approximately 51 years. The patient population consisted of 53% males and 47% females, of which 73% were Caucasian and 27% were African American. No induction of anti-drug antibodies was observed with repeat dosing of study drug. There were no notable trends for clinical laboratory values or vital signs.

In December 2020, we completed enrollment and are now focused on demonstrating activity of ATYR1923 and advancing our trial to provide evidence of the potential of ATYR1923 as a treatment option to improve the lives of patients with pulmonary sarcoidosis.

Kyorin Agreement

In January 2020, we entered into the Kyorin Agreement for the development and commercialization of ATYR1923 for ILD in Japan. Pursuant to the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize ATYR1923 in Japan for all forms of ILD and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for ATYR1923. In September 2020, Kyorin began dosing of its Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 trial, which is being conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, PK and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. Results from this clinical trial are intended to enable Kyorin to initiate patient trials in ILD in Japan. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

ATYR1923 Phase 1 Clinical Trial – Healthy Volunteers

In June 2018, we announced results of our first-in-human Phase 1 clinical trial of ATYR1923 conducted in Australia. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, immunogenicity, and PK of intravenous (IV) ATYR1923 in healthy volunteers. The Phase 1 study enrolled 36 healthy volunteers who were randomized to one of six sequential cohorts and received a single infusion of IV ATYR1923 or placebo. Ascending ATYR1923 doses by cohort ranged from 0.03 mg/kg to 5.0 mg/kg. The results indicate that the drug was generally well-tolerated at all dose levels tested, with no significant adverse events or induction of anti-drug antibodies observed following ATYR1923 dosing or throughout the one-month follow-up period. The PK profile of ATYR1923 following single-dose administration was linear across the evaluated dose range. Higher ATYR1923 doses yielded sustained serum concentrations through the end of the one-month follow-up period that were above the predicted therapeutic threshold, supporting the potential for a once-monthly dosing regimen.

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

ATYR1923 Phase 2 Clinical Trial – COVID-19

In response to the COVID-19 pandemic, we are investigating ATYR1923’s potential as a treatment for COVID-19 patients with severe respiratory complications. The inflammatory lung injury related to COVID-19 may be similar to that of ILD. By targeting aberrant immune responses, we believe that ATYR1923’s mechanism of action has substantial overlap with this disease pathology. In

June 2020, we initiated a Phase 2 randomized, double blind, placebo-controlled clinical trial of ATYR1923 in hospitalized COVID-19 patients with severe respiratory complications who did not require mechanical ventilation, at hospitals in the U.S and Puerto Rico. Patients enrolled in the trial were randomized 1:1:1 to a single IV dose of either 1.0 or 3.0 mg/kg of ATYR1923 or placebo. Patients were followed for 60 days post treatment. The trial was not powered for statistical significance and was designed to evaluate the preliminary safety and preliminary efficacy of ATYR1923 as compared to placebo through the assessment of key clinical outcome measures. In October 2020, we completed enrollment of 32 patients exceeding the target enrollment of 30 patients.

In early 2021, we announced positive results and reported that the trial met its primary endpoint of safety in moderate to severe hospitalized COVID-19 patients, demonstrating that a single, IV dose of ATYR1923 was generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups, with no drug-related serious adverse events. The study demonstrated a signal of activity through clinical improvement in the 3.0 mg/kg treatment group with the assessment of time to recovery, defined as either achieving a WHO ordinal scale score of ≤3 or hospital discharge with no requirement of supplemental oxygen. Patients who received the 3.0 mg/kg dose of ATYR1923 experienced a median time to recovery of 5.5 days compared to six days in the placebo group. In addition, 83% of patients in the 3.0 mg/kg treatment group achieved recovery by Day 6, compared to 56% in the placebo arm. Patients in the 1.0 mg/kg treatment group experienced a median time to recovery of seven days. Biomarker data confirms that at baseline, patients enrolled in the ATYR1923 treatment arms compared to placebo had higher levels of inflammatory cytokines and known COVID-19 biomarkers including ferritin, D-dimer and C-reactive protein (CRP), indicating a more inflamed patient population in the ATYR1923 treatment arms. Demographic and baseline disease characteristics data included in the results showed that the ATYR1923 treatment groups had more patients over the age of 65, with severe hypoxia or with multiple comorbidities compared to placebo, factors associated with a greater risk of COVID-19 complications and worse outcomes. All patients in the study received standard of care treatment at the time of enrollment, which included remdesivir and/or dexamethasone. At the Day 60 day follow up, we saw no disability or long-term limitation of activities in patients treated with 3.0 mg/kg treatment group as compared to placebo.

In addition, patients treated with ATYR1923 demonstrated a trend of overall improvement in key biomarkers analyzed compare to placebo. Specifically, patients treated with ATYR1923 demonstrated a trend of overall improvement in 82% (14 of 17) of biomarkers analyzed compared to placebo. In particular, patients treated with ATYR1923 had greater reduction in levels of several inflammatory cytokines and chemokines, including interferon gamma (IFNγ), interleukin-6 (IL-6) and monocyte chemoattractant protein 1(MCP-1). Furthermore, patients treated with ATYR1923 also had a statistically significant reduction in levels of serum amyloid A (SAA), a marker of inflammation and fibrosis that has implications in sarcoidosis. Notably, the cytokines that we saw reduced to the greatest extent as a result of ATYR1923 treatment in these COVID-19 patients are the same cytokines we have seen ATYR1923 downregulate in our animal models. The data provides the first-in-patient mechanistic proof-of-concept for ATYR1923.

These findings further demonstrate the potential of ATYR1923 as a therapeutics for severe inflammatory lung disease, including pulmonary sarcoidosis and other ILD. We plan on leveraging data from our ATYR Phase 2 clinical trial for our ILD programs and will move the program forward based upon the competitive landscape and the availability of non-dilutive financing.

ATYR2810

Overview of ATYR2810

ATYR2810 is the first IND candidate to arise from our internal research program designing monoclonal antibodies to selectively target the NRP2 receptor and its associated signaling pathways. ATYR2810 is a fully humanized monoclonal antibody that specifically and functionally blocks the interaction between NRP2 and one of its primary ligands, VEGF. ATYR2810 is currently in preclinical development for cancer.

NRP2 is highly expressed in certain tumors, the lymphatic system and on key immune cells implicated in cancer progression. Increased NRP2 expression is associated with negative outcomes in many cancers, including resistance to targeted therapies, metastasis and worsened overall survival. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers, such as breast cancer, renal cell carcinoma and lung cancer, is becoming increasingly validated.

Preclinical Development

Preclinical data suggest that ATYR2810 could be effective against certain types of solid tumors, including highly aggressive tumors such as triple-negative breast cancer. There is a growing body of evidence that expression of NRP2 is enriched in treatment-resistant, dedifferentiated cancer cells expressing mesenchymal markers. Furthermore, NRP2/VEGF signaling is implicated in enhanced tumor metastasis promoted by the process of epithelial-to-mesenchymal transition in breast cancer. ATYR2810 blocks binding of VEGF to NRP2 and had demonstrated tumor inhibitory effects and increased sensitivity to chemotherapy in human-derived organoids and other in vitro models of triple-negative breast cancer. These findings suggest that targeting the NRP2/VEGF pathway may be an effective therapeutic strategy for breast cancer and potentially other aggressive solid tumors where many patients remain unresponsive to currently available treatments.

ATYR2810 is currently undergoing IND-enabling studies.

Our Discovery Engines

NRP2 Biology

We are actively working on NRP2 receptor biology pathways of interest to select additional product candidates for preclinical and clinical investigation in a variety of disease settings through efforts internally, as well as with collaborators in academia.

NRP2 is a pleiotropic cell surface receptor that was originally identified based on its role in axon guidance during neuronal development, and subsequently shown to be important in the development of the lymphatic and immune system. Importantly, NRP2 can bind to multiple ligands and co-receptors to influence these multiple functional roles, including interaction with type 3 semaphorins and plexins to impact neural development, and also forms of vascular endothelial growth factor, especially VEGF-C which is involved in lymphogenesis.

Recent evidence suggests that there are high levels of NRP2 expression found on multiple immune cell types, which may play important roles in migration, antigen presentation, phagocytosis and cell-to-cell interactions. NRP2 is expressed in various cells of the immune system such as B cells, T-cells, NK cells, neutrophils, dendritic cells and macrophages, including alveolar macrophages. It plays an important role in the regulation of immune cell activation and migration including endosome maturation, the modulation of autophagy and efferocytosis. This suggests that NRP2 may be an important regulator of biological responses in a number of different disease settings with potential for therapeutic intervention.

We are collaborating with leading academic groups working on these pathways and we are excited to contribute to advancing the understanding of NRP2 biology and how it may play a role in certain diseases. We continue to research the ways in which NRP2 utilizes common mechanisms, including VEGFs and semaphorins, to regulate diverse pathways. We believe our growing evidence base of data on the functions of NRP2 will allow us to select and develop additional novel product candidates for various diseases with unmet need.

tRNA Synthetase Biology

Extracellular tRNA synthetase biology represents a novel set of potential physiological modulators and therapeutic targets.

Using ATYR1923 as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to clinical product candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts as well as industry and academic collaborations.

AARS/DARS

In February 2021, we announced two new discovery programs from our tRNA synthetase platform. These programs will investigate the functionality of selected fragments of AARS and DARS in immunology, fibrosis and cancer. Initial experiments will be designed to explore the role of AARS and DARS fragments on natural killer cell biology while also exploring activities related to newly identified receptor candidates for these fragments.

These discovery programs were the result of a research collaboration and option agreement with CSL Behring which was terminated in February 2021.

Hong Kong University of Science and Technology

In October 2007, we formed our Hong Kong subsidiary, Pangu BioPharma to support our basic and translational research in tRNA synthetase biology. We hold 98% of the outstanding shares of Pangu BioPharma, and a subsidiary of HKUST holds the remaining outstanding shares. Pangu BioPharma originally collaborated with HKUST on the discovery and development of aminoacyl tRNA synthetase protein therapeutics. Beginning in July 2008, Pangu BioPharma, in collaboration with HKUST, entered into a series of three research grant agreements with the Government of the Hong Kong Special Administrative Region to carry out research in the discovery and development of tRNA synthetase biology. Following the completion of the research grants, Pangu BioPharma funded research with respect to development of aminoacyl tRNA synthetase protein therapeutics pursuant to annual joint research agreements. As a result of work performed under these agreements, HKUST researchers with support from Pangu BioPharma were instrumental in discovering a splice variant of HARS that liberates the smaller, active HARS amino acid 2-60 from the full-length tRNA synthetase and has been shown to modulate the immune system. To date, researchers at HKUST have discovered over 200 novel compositions that are covered in issued patents and have published six articles detailing their research in peer-reviewed scientific journals.

In March 2020, we announced that Pangu BioPharma, together with HKUST, was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. Initially this research will focus on diseases, including cancer, in which NRP2 overexpression is strongly implicated. A bi-specific antibody approach presents a further differentiated opportunity to elucidate the therapeutic potential of NRP2 and its co-receptors as drug targets. The fact that NRP2 interacts directly with various co-receptor molecules, including certain plexins, integrins and chemokine receptors like CCR7, makes it a prime target for bi-specific antibodies that can target both receptors simultaneously and modulate the activity of these signaling complexes. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission under the Partnership Research Program. The grant is expected to fund approximately 50% of the total estimated project cost, and we expect to contribute the remaining 50%. In April 2020, we entered a research grant agreement with HKUST and the Hong Kong Special Administrative Region for this grant (the “Grant Agreement”).

Pangu BioPharma is the sole beneficial owner of all resulting intellectual property rights from the research performed under these agreements, subject to the right of HKUST’s subsidiary to use certain background intellectual property of HKUST in conducting the research and, in the event Pangu BioPharma applies for individual funding of any work under the research programs, compliance with the terms and conditions of any written agreement covering ownership of such funded works. In addition, the Grant Agreement requires the completion of the research project for the assignment of intellectual property rights.

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

Competition

The biotechnology and pharmaceutical industries are intensely competitive. We will face competition with respect to our current product candidates and any other therapeutics we may develop or commercialize in the future, from pharmaceutical companies, biotechnology companies, universities and other research institutions. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and established marketing, sales and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective, safer or less costly than any product candidate that we may develop.

Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 receptor biology, we are aware of other companies that could compete with our clinical stage product candidate, ATYR1923, for the treatment of pulmonary sarcoidosis, other ILD and other severe inflammatory lung diseases as described below.

ATYR1923

For patients with pulmonary sarcoidosis, the primary goal of treatment is typically to improve the patient’s quality of life, while secondarily managing the inflammation that could lead to the development of more permanent fibrosis and impairment of pulmonary function. Currently, the only FDA approved therapies for the treatment of sarcoidosis are prednisone, a generic corticosteroid, and H.P. Acthar Gel, a repository corticotropin injection marketed globally by Mallinckrodt plc, which was approved in 1952 and is not widely used by physicians due to toxicity and cost issues. The consensus standard of care for pulmonary sarcoidosis is immune-modulatory therapy. First line treatment is typically with OCS that act mainly by suppressing inflammatory genes. OCS therapy has been shown to stabilize or improve disease symptoms in some patients, although relapse commonly occurs once OCS therapy is tapered or discontinued. Long-term OCS use is associated with significant side effects including substantial weight gain, development of insulin resistance, osteoporosis, and risk of infection. Alternatives, such as cytotoxic immunosuppressive agents (e.g. methotrexate) have been used as steroid-sparing agents, however, these therapies can also have significant side effects and toxicities, including malignancies. Patients who have progressive disease despite OCS or other immunosuppressive therapy are sometimes given biologic immunomodulators, such as the TNF inhibitors infliximab or adalimumab. These therapies are not approved by the FDA or other regulatory agencies for the treatment of sarcoidosis, and hence providers may face reimbursement challenges if they decide to use these treatments. The clinical efficacy of these agents has not been well established and they are associated with toxicity when used chronically. Given the known toxicities of long-term OCS, immunosuppressive and immunomodulatory biologic therapeutic regimens, treatment of patients with sarcoidosis is limited to those who are symptomatic and whose disease is considered active. The presence of granulomas from sarcoidosis define the disease as active, and granulomatous inflammation is the major cause of fibrosis in pulmonary sarcoidosis. Studies to date have not clearly demonstrated that OCS or other immunomodulatory therapies prevent disease progression or formation of fibrosis. We believe there remains a substantial unmet need for safer, more effective therapies for sarcoidosis that could reduce or replace the requirement for long-term OCS therapy. If ATYR1923 is successful for the treatment of pulmonary sarcoidosis, we believe it may have applications in other ILD indications and potentially in other severe forms of lung inflammation. Immunosuppressive therapy has traditionally been used to treat most ILD despite little evidence demonstrating safety or efficacy in these indications. The exception is a specific form of ILD, IPF, where immunosuppressive treatment was demonstrated to be harmful in clinical trials. We are aware of two FDA approved products with indications for the treatment of a subset of ILD indications. Esbriet (pirfenidone), a pyridine marketed globally by F. Hoffmann-La Roche Ltd., Shionogi & Co., Ltd. and ILDONG Pharmaceutical Co., Ltd., was approved by FDA in 2014 for the treatment of IPF and in 2021 was granted priority review from the FDA for the treatment of adults with unclassifiable ILD. Ofev (nintedanib), a small molecule tyrosine-kinase inhibitor marketed globally by Boehringer Ingelheim International GmbH, was approved by FDA in 2014 for the treatment of IPF. In 2019 Ofev received FDA approval for slowing the rate of decline in pulmonary function in patients with systemic sclerosis-associated ILD (SSc-ILD) and in 2020 the approval was further expanded to include patients with chronic fibrosis ILD with a progressive phenotype.

These therapies have been demonstrated to slow decline in lung function as measured by FVC in controlled clinical studies but are associated with significant side effects, continued symptoms, and progressive disease in the majority of patients. There are a number of companies engaged in the clinical development of potential treatments for various forms of ILD, including Boehringer Ingelheim International GmbH, F. Hoffmann-La Roche Ltd, Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, FibroGen Inc., Galapagos NV, Gilead Sciences, Inc., Pliant Therapeutics, Inc. and Mallinckrodt plc among others; however, most development activity is focused on IPF, with limited activity in other major forms of ILD.

In addition to competition we may face in ILD, there is a significant effort across the pharmaceutical and biotech industries to address the ongoing COVID-19 pandemic. Many companies have developed, are developing, or are testing in clinical trials, new and repurposed treatments for COVID-19 patients. Particular focus has been given to vaccines, anti-viral drugs and immunomodulators. ATYR1923, as an immunomodulator, will compete with generic treatments, such as the corticosteroid, dexamethasone as well as established products such as Actemra (tocilizumab), currently marketed for different indications by F. Hoffmann-La Roche Ltd.

Sales and Marketing

We intend, where strategically appropriate, to build the commercial infrastructure necessary to effectively support the commercialization of our product candidates, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. We may elect to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products in selected geographic locations or for particular indications. For example, we have licensed the rights to Kyorin to develop and commercialize ATYR1923 in Japan.

Additional capabilities important to the marketing of therapeutics include the management of key stakeholders such as managed care organizations, group-purchasing organizations, specialty pharmacies, and government accounts. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved.

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

ATYR1923 is a fusion protein that is expressed in recombinant E.coli by expression in inclusion bodies and refolding to recreate the native structure. We have worked with CDMOs in the United States and internationally on the development and current Good Manufacturing Practices (cGMP) for the successful production of ATYR1923 preclinical and clinical drug substance and drug product. We contracted with CROs to conduct labeling, storage and distribution of ATYR1923 to clinical sites.

To date, our CDMOs and CROs have met our manufacturing requirements for clinical development and we expect that our current CDMOs and CROs are capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs. However, are currently experiencing delays due to the COVID pandemic in the delivery of key raw materials which are essential for the production of ATYR1923, the result of which may cause delays and shortfalls in our ability to manufacture sufficient ATYR1923, and other clinical candidates, to meet our projected clinical development needs.

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

ATYR1923

Our ATYR1923 patent portfolio is comprised of a number of patent families related to derivatives of HARS, including the HARS amino 2-60, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. As of March 2021, our ATYR1923 patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu BioPharma, and includes issued patents, in the United States, Australia, Canada, China, Europe, Japan and Hong Kong, and pending patent applications in the United States. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension.

The ATYR1923 patent portfolio includes another patent family jointly owned by us and Pangu BioPharma, which includes patent applications directed to related splice variants of HARS. This patent family includes issued patents in the United States, Australia, China, Japan, New Zealand and Hong Kong. A patent application is allowed/pending in the United States and Canada. The issued patents and any patents that issue from these patent applications, if any, are expected to expire in 2031, absent any patent term extension.

Also included within the ATYR1923 patent portfolio are issued patents and pending patent applications directed to specific product forms of ATYR1923, and other HARS splice variants, including patent families directed to FC fusion proteins, and combinations for treating lung inflammation, among other indications. One family directed to specific FC fusion proteins includes issued patents in Australia, the United States, Europe, Hong Kong, and Japan, and pending applications in the United States, Canada,

China, Hong Kong, India, and Japan. If issued, the patents that derive from the patent applications are predicted to expire between 2034 and 2038, absent any patent term extensions.

ATYR2810

We filed two US patent applications and corresponding international patent applications under the PCT that are directed to our first generation of domain-specific anti-neuropilin 2 (NRP2) antibodies, including affinity-matured and humanized antibodies. Certain of the anti-NRP2 antibodies display preferential functional activity on the VEGF and semaphorin pathways, and form one element of a multilayered approach to develop an anti-NRP2 antibody IP portfolio.

tRNA Synthetase

Our pipeline of extracellular tRNA synthetase proteins is covered by a series of patent families, which are directed to all 20 human cytosolic tRNA synthetases. Numerous patents are issued in the United States and elsewhere, including issued U.S. patents directed to specific therapeutic protein compositions, the corresponding protein polynucleotide sequences, and certain antibody compositions to specific splice variants. These cases are jointly owned by us and Pangu BioPharma, and include issued patents and/or pending applications in the United States, Australia, Canada, Europe, China and Japan. Patents that issue from these applications, if any, would be expected to expire in 2031, absent any patent term extension. Additional patent applications have also been separately filed on GARS (Glycyl-tRNA synthetase), DARS, YARS (tyrosyl-tRNA synthetase), and other tRNA synthetases, and any patents issuing from these patent applications are expected to expire between 2026 and 2030, absent any patent term extension. In addition, we are actively expanding our patent portfolio directed to antibodies to NRP2, including therapeutic compositions, methods of use and diagnostic uses. Currently the anti-NRP2 patent portfolio includes two patent families directed to murine humanized antibody therapeutics. Any patents issuing from these patent applications are expected to expire between 2039 and 2040, absent any patent term extension.

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

U.S. Government Regulation

In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and their implementing regulations. FDA approval is required before any new unapproved biologic or dosage form, including a new use of a previously approved biologic, can be marketed in the United States. Biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, performed in accordance with the good laboratory practice regulations, where applicable;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical trial may be initiated;
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

An IND is a request for authorization from the FDA to administer an investigational new drug or biologic product to humans in clinical trials. The IND submission includes the general investigational plan and the protocol(s) for human trials. The IND also includes results of preclinical testing, including animal and in vitro studies, to assess the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during a clinical trial and may impose a partial clinical hold that would apply certain limits to the trial, for example, imposing dosage limitations or restricting the time frame of the trial.

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

BLA Submission

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information about the investigational biologic product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. ATYR1923, ATYR2810 and our other potential product candidates are proteins that will be regulated as biological products subject to the BLA marketing pathway. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to an annual prescription drug product program fee. These fees typically increase annually. Applications for orphan drug products are exempted from the BLA user fees, unless the application includes an indication for other than a rare disease or condition.

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

The FDA could also approve the BLA with a Risk Evaluation and Mitigation Strategy plan to mitigate risks associated with the product, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended, BLAs or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of an investigational drug or biologic product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP) within sixty days of an end-of-phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs. The requirements for pediatric data do not apply to any drug or biologic for an indication for which orphan designation has been granted, except under certain circumstances.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. Private payors often follow Centers for Medicare & Medicaid Services (CMS’s) determinations relating to Medicare and Medicaid with respect to coverage policy and payment limitations in setting their own reimbursement policies. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available or sufficient to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare Part D plans, commonly referred to as the “donut hole.” The BBA also extended the coverage gap discount program to include biosimilars starting in 2019. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court

Judge in the Northern District of Texas (Texas District Court Judge), ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well.

The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule.  Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Additionally, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13,2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future, particularly in light of the new presidential administration. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

•

the federal transparency laws, including the provision of the ACA referred to as the federal Physician Payments Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals and ownership interests of physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements on HIPAA covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing transparency, marketing and drug pricing reporting, and the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, disgorgement, damages, fines, additional reporting requirements and regulatory oversight and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of December 31, 2020, we had 43 employees, 40 of which were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K (Annual Report) and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2020, our cash, cash equivalents and available-for-sale investments were approximately $31.7 million. S, we received $2.0 million related to the collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Inc. Ltd. (Kyorin), approximately $9.9 million in gross proceeds from our at-the-market offering (ATM Offering Program) with H.C. Wainwright & Co., LLC (Wainwright) before deducting commissions and offering expenses and approximately $15.3 million in gross proceeds from our common stock purchase agreement entered into in September 2020 (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), before deducting offering expenses payable by us. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to initiate, and the progress and results of, our clinical trials of ATYR1923;
•	delays of our clinical trials of ATYR1923 and any resulting cost increases as a result of the COVID-19 pandemic;
•	our ability to initiate a clinical trial, and the progress and results of, our preclinical program for ATYR2810;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials and any delays in the manufacturing of study drug as a result of the COVID-19 pandemic;
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses each year since our inception in 2005, including consolidated net losses of $16.2 million, $23.8 million and $34.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $338.5 million.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and preclinical and clinical development of ATYR1923 and ATYR2810 or any other product candidates that we may develop; further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

Our revenues, expenses and income or losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

•	maintaining, protecting and expanding our intellectual property portfolio;
•	obtaining market acceptance of our product candidates as viable treatment options for our target indications;
•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology or neuropilin-2 (NRP2) biology;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis or our future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	our inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including trials of certain dosages;
•	delays in reaching consensus with regulatory agencies on trial design;
•	delays in reaching agreement on acceptable terms with prospective clinical contract research organizations (CROs) and clinical trial sites;
•	delays in obtaining required institutional review board or Ethics Committee approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials, or delays that may result if the number of patients required for a clinical trial is larger than we anticipate;
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

If the results of our clinical trials, including our ongoing ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation; or experience damage to our reputation.

To date, the safety and efficacy of ATYR1923 in humans has not been studied to a significant extent and ATYR2810 has not been studies in humans at all. Accordingly, ATYR1923, ATYR2810 and future product candidates could potentially cause adverse events that have not yet been predicted. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease.

Further, if patients drop out of our ongoing trial, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trial is otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our ongoing trial may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the program. In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our ATYR1923 Phase 1b/2a trial in patients with pulmonary sarcoidosis, with many sites pausing enrollment and patients choosing not to enroll or continue participating in ongoing trials. While we completed enrollment in December 2020, the availability of top-line results from the Phase 1b/2a clinical trial has been delayed to the third quarter of 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our current or future clinical trials due to the COVID-19 pandemic.

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

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family and NRP2 biology, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. While we have fully enrolled our Phase 1b/2a clinical trial, the eligibility criteria for our future clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. In addition, the COVID-19 pandemic impacted patient enrollment in our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. According to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including lung disease, are at higher risk of getting very sick from COVID-19. As a result, current patients in our ongoing Phase 1b/2a clinical trial may choose not to participate in follow-up clinical visits or may drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services. In 2020, many clinical trial sites in our Phase 1b/2a clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. If continued dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis in a timely manner may also be affected by other factors, including, but not limited to:

•	proximity and availability of clinical trial sites for patients;
•	severity of the disease under investigation;
•	design of the study protocol and the burdens to patients of compliance with our study protocol;
•	perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials for the patient populations and indications under study;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for ATYR1923 and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on these new areas of biology, including ATYR1923, ATYR2810 and additional product candidates arising from proteins derived from the HARS or targeting the NRP2 receptor or other pathways, including Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS). Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from the HARS, AARS or DARS families or targeting the NRP2 receptor and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work represents a new therapeutic approach, developing and commercializing our product candidates, including ATYR1923 and ATYR2810, subjects us to a number of challenges, including:

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

Our scientists discovered the activity of the immunomodulatory domain of HARS, including ATYR1923, using in vitro and in vivo screening systems designed to test potential immuno-modulatory activity in animal models of immune activity or inflammation. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of ATYR1923 in patients with interstitial lung diseases (ILD.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940 (slightly truncated recombinant HARS protein), completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response. In addition, some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we observed a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in our ongoing ATYR1923 clinical trial or any future clinical trials, or result in the retention of patients in these clinical trials. However, we did not observe IRRs in our interim safety data analysis of our Phase 1b/2a clinical trial of ATYR1923 in pulmonary sarcoidosis as of December 2019. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to expand applications of ATYR1923 to additional immune-mediated diseases, advance the development of ATYR2810 for cancer indications and leverage our discovery engine to identify the therapeutic potential of NRP2 biology and extracellular proteins derived from tRNA synthetases to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract development and manufacturing organizations (CDMOs) for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biological license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products and temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart routine surveillance inspections of domestic manufacturing facilities on a risk-based basis. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. For example, while we are eligible to receive up to an additional $165.0 million in the aggregate milestone payments under the Kyorin Agreement, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan, whether and when we receive these payments will depend on Kyorin’s development and commercialization of ATYR1923 in Japan, over which we have limited control. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of ATYR1923, ATYR2810 and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

Our business could continue to be adversely affected by the effects of the COVID-19 pandemic.

The global pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions. In 2020, the COVID-19 pandemic was declared a national emergency and many states and municipalities in the United States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). As a result, most of our employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 have negatively impacted productivity and slowed down or delayed our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

 As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate future clinical trials;

•	delays or difficulties in enrolling and retaining patients in our clinical trials;

•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including as a result of manufacturing delays and interruptions in global shipping that may affect the transport of clinical trial materials;

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

Our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis has been and will likely continue to be, negatively affected by the COVID-19 pandemic. In 2020, many clinical trial sites in this clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. While we completed enrollment in December 2020, the availability of top-line results from this clinical trial has been delayed until the third quarter of this year. Although this trial has completed enrollment, the COVID-19 pandemic could impact the anticipated timing of such results, and patients may decide or be required to discontinue participation in the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons.

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

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. The impact of COVID-19 on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Additionally, approximately 30% of our outstanding stock options is currently trading at a price below the exercise price. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees.

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

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union (EU) and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, is currently completing a ATYR1923 Phase 1 study in healthy volunteers in Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and ATYR1923 in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the COVID-19 pandemic.

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

In addition, California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. For example, in March 2017, the U.K. government provided official legal notification to the EU that the U.K. will exit the EU (commonly referred to as Brexit), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. In addition, due to the COVID-19 pandemic, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires, hurricanes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by CDMOs at various locations in the United States. We conducted our Phase I clinical trial for ATYR1923 in Australia and we have a subsidiary in Hong Kong. Our current clinical trial is being conducted in sites across the United States. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, hurricanes, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could compete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILD and for the treatment of severe respiratory complications associated with COVID-19.

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Reimbursement agencies in Europe may be more conservative than third-party payors in the United States. For example, a number of cancer drugs have been approved for reimbursement in the United States, but have not been approved for reimbursement in certain European countries. There may be significant delays in obtaining reimbursement for newly approved medicines, and our inability to promptly obtain coverage and profitable payment rates from third-party payors for any approved medicines could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017 (Tax Cuts and Jobs Act of 2017). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020,the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures, particularly in light of the new presidential administration. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	effects of the COVID-19 pandemic on our business operations or financial condition;
•	adverse results or delays in preclinical studies or clinical trials;
•	manufacturing sufficient quantities of product candidates for use in clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
•

any delay in filing an Investigational New Drug (IND) or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through March 22, 2021 the closing price of our common stock has ranged between $3.53 and $8.06 per shares. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 19, 2021, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 28.9% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In May 2019, we entered into a sales agreement with Wainwright with respect to an ATM Offering Program under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we entered into an amendment to our sales agreement with Wainwright to increase the amount of the ATM Offering Program from $10.0 million to $20.0 million. Wainwright was entitled to a commission at a fixed rate equal to 3% of the gross proceeds. Under the ATM Offering Program, during 2019, we had sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per share for gross proceeds of approximately $3.3 million. During 2020, we sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per share for gross proceeds of $6.8 million under the ATM Offering Program. Subsequently, through March 22, 2021, we sold 1,988,254 shares of common stock at a weighted average price of $4.99 per share for a gross proceeds of $9.9 million under the ATM Offering Program, and no further sales will be made under this ATM Offering Program.

Additionally, in September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. As of December 31, 2020, we had not sold any shares of common stock to Aspire Capital under the Purchase Agreement. Subsequently, through March [22], 2021, we sold 3,000,000 shares of common stock at a weighted average price of $5.09 per share for a gross proceeds of $15.3 million.

On March 23, 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for a new ATM Offering Program, pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal to up to 3% of the gross proceeds. As of March 23, 2021, we had not issued any shares under this ATM Offering Program.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We have experienced ownership changes in the past, and may experience a future ownership change, under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Holders of Record

As of March 19, 2021, there were approximately 32 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (Annual Report). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

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

Our lead clinical product candidate, ATYR1923, a is a selective modulator of NRP2 that downregulates both the innate and adaptive immune responses in uncontrolled inflammatory disease states. We are developing ATYR1923 as a potential disease-modifying therapy for patients with severe inflammatory lung diseases with high unmet medical need. This includes interstitial lung diseases (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung, and severe respiratory complications caused by COVID-19. We selected pulmonary sarcoidosis as our first ILD indication and recently completed enrollment in a Phase 1b/2a multi-center clinical trial. The study has been designed to evaluate the safety, tolerability, steroid-sparing effect and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary clinical activity of ATYR1923. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILD such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD). In response to the COVID-19 pandemic, we conducted a Phase 2 study in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety and preliminary efficacy of ATYR1923 as compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, intravenous (IV) dose of ATYR1923 was generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups, with no drug-related serious adverse events. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with ATYR1923 demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILD in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, is a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. Results from this clinical trial are intended to enable Kyorin to initiate clinical trials in ILD in Japan. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

In conjunction with our clinical development of ATYR1923, we have in parallel been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. In November 2020, we declared our lead Investigational New Drug (IND) candidate in oncology from our NRP2 antibody program, ATYR2810. ATYR2810 is a fully humanized monoclonal antibody that specifically and functionally blocks the interaction between NRP2 and one of its primary ligands, vascular endothelial growth factor (VEGF). ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated. NRP2 is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated.

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong government’s Innovation and Technology Commission under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant is expected to fund approximately 50% of the total estimated project cost, and we expect to contribute the remaining 50%.

In February 2021, we announced two new discovery programs from our tRNA synthetase platform. These programs will investigate the functionality of selected fragments of Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS) in immunology, fibrosis and cancer. We are also advancing our preclinical pipeline of NRP2 targeting candidates through internal research efforts, industry and academic collaborations.

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

Liquidity and Capital Resources

Other than the net income generated in the three months ended March 31, 2020, we have incurred losses and negative cash flows from operations since our inception. As of December 31, 2020, we had an accumulated deficit of $338.5 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2020, we had cash, cash equivalents and available-for-sale investments of $31.7 million. Subsequent to December 31, 2020, we received $2.0 million related to the Kyorin Agreement, approximately $9.9 million in gross proceeds from our at-the-market offering (ATM Offering Program) with H.C. Wainwright (Wainwright), before deducting commissions and offering expenses payable by us and approximately $15.3 million in gross proceeds from our purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital). We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report.

Sources of Liquidity

From our inception through December 31, 2020, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans and through license and collaboration agreement revenues.

Debt Financing

We were previously a party to a loan and security agreement, as amended (Loan Agreement) with Silicon Valley Bank (SVB) and Solar Capital Ltd. (Solar Capital) (together with SVB, the Lenders), pursuant to which we could borrow up to $20.0 million, issuable in three tranches (the Term Loans), all of which we previously drew on. In November 2020, we fully repaid all Term Loans and made a final payment equal to 8.75% of the funded amounts.

Sales of Equity Securities

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) for an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering Program to $20.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. Under the ATM

Offering Program with Wainwright, as of December 31, 2020, we had sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per common share for net proceeds of $6.8 million.

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their over-allotment option for the issuance of an additional 635,294 shares of common stock. The total gross proceeds from the underwritten follow-on public offering, including from the exercise of the over-allotment option, was approximately $20.7 million, before deducting underwriting discounts, commissions and offering expenses payable by us.

Additionally, in September 2020, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. As of December 31, 2020, we had not sold any shares of common stock to Aspire Capital under this Purchase Agreement.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(15,301)	$(20,013)	$(31,063)
Investing activities	6,900	4,925	37,172
Financing activities	16,143	1,336	(4,238)
Net change in cash and cash equivalents	$7,742	$(13,752)	$1,871

Operating activities. Net cash used in operating activities was $15.3 million, $20.0 million and $31.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2020 related to non-cash charges including: $0.6 million for depreciation, $1.5 million for stock-based compensation, $0.7 million for accretion of right-of-use asset and a $2.3 million increase in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2019 related to non-cash charges including: $0.6 million for depreciation, $1.8 million for stock-based compensation, $0.7 million for debt discount accretion and non-cash interest expense, $0.7 million for accretion of right-of-use asset and a $0.2 million decrease in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2018 related to non-cash charges including: $0.7 million for depreciation and amortization, $3.4 million for stock-based compensation, $1.0 million for debt discount accretion and non-cash interest expense, and a $1.4 million increase in our net operating assets and liabilities.

Investing activities. Net cash provided by investing activities for the year ended December 31, 2020 consisted primarily of $7.0 million of net maturities of investment securities. Net cash provided by investing activities for the year ended December 31, 2019 consisted primarily of $5.0 million of net maturities of investment securities. Net cash provided in investing activities for the year ended December 31, 2018 consisted of $37.8 million of net maturities of investment securities offset in part by $0.6 million of property and equipment purchases.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2020 was $16.1 million and consisted primarily of $18.8 million in proceeds from an underwritten follow-on public offering in February 2020 net of offering costs, and $6.4 million proceeds from the ATM Offering Program, net of issuance costs, offset in part by $9.1 million of principal payments and final payment on the Term Loans. Net cash provided by financing activities for the year ended December 31, 2019 was $1.3 million and consisted primarily of $4.4 million in proceeds from the ATM Offering Program, net of issuance costs, and $4.9 million in proceeds from a registered direct offering, net of issuance costs, offset in part by $8.0 million of principal payments on the Term Loans. Net cash used by financing activities during the year ended December 31, 2018 was $4.2 million and consisted primarily of $4.7 million of principal payments on the Term Loans, partially offset by $0.4 million of net proceeds from the ATM Offering Program, net of issuance costs.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, continue IND-enabling studies and manufacturing activities for ATYR2810, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future;

•	delays of our current and planned clinical trials of ATYR1923 and any resulting cost increases as a result of the COVID-19 outbreak;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials;
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Term Loans were fully repaid in November 2020, including the final payment equal to 8.75% of the funded amounts.

We have a non-cancelable facility lease that is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In July 2018, we entered into a lease amendment that reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023.  With the lease amendment, we do not have an option to extend the lease. As of December 31, 2020, the aggregate present value of the lease payments was $2.2 million.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of December 31, 2020. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into a collaboration and license agreement with Kyorin for the development and commercialization of ATYR1923 for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. The Phase 1 trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, PK and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. Results from this study are intended to enable Kyorin to initiate patient trials in ILD in Japan. We received an $8.0 million upfront payment and a $2.0 milestone payment and we are eligible to receive an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

For the year ended December 31, 2020, we recognized $10.0 million as license and collaboration agreement revenue under the Kyorin Agreement.

In March 2019, we entered into a research collaboration and option agreement with CSL for the development of product candidates derived from up to four tRNA synthetases from our preclinical pipeline (CSL Agreement). In February 2021, the CSL Agreement was terminated.

For the years ended December 31, 2020 and 2019, we recognized $0.5 million and $0.4 million, respectively, as license and collaboration agreement revenue under the CSL Agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and potentially future years and will consist primarily of costs related to our clinical development and manufacturing of ATYR1923 for patients with pulmonary sarcoidosis, our preclinical development and manufacturing of ATYR2810 and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. In particular, as a result of the COVID-19 pandemic, many clinical trial sites in our ongoing Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. If continued dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

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

Other Expense, Net

In November 2016, we entered into a Loan Agreement with the Lenders for the Term Loans, $10.0 million of which was funded in November 2016, $5.0 million of which was funded in June 2017 and $5.0 million of which was funded in December 2017. Other expense, net consists primarily of interest income earned on cash, cash equivalents and available-for-sale investments and interest expense on the Term Loans which were fully repaid in November 2020.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,		Increase /
	2020	2019	(Decrease)
License and collaboration agreement revenues	$10,455	$422	$10,033
Research and development expenses	17,291	14,048	3,243
General and administrative expenses	9,075	9,352	(277)
Other expense, net	(319)	(785)	(466)

License and collaboration agreement revenues. Revenues were $10.5 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. The increase was due primarily to $10.0 million from license and collaboration agreement earned under the Kyorin Agreement.

Research and development expenses. Research and development expenses were $17.3 million and $14.0 million for the years ended December 31, 2020 and 2019, respectively. The increase was due primarily to the progression of our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complication. Both clinical trials completed enrollment as of December 31, 2020.

General and administrative expenses. General and administrative expenses were consistent between periods at $9.1 million and $9.4 million for the years ended December 31, 2020 and 2019, respectively.

Other income (expense), net. Other expense was $0.3 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. The $0.5 million decrease was primarily a result of lower principal balances on the Term Loans with our Lenders which we started repaying in June 2018. The Term Loans were paid in full in November 2020.

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

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of aTyr Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 23, 2021

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$16,952	$9,210
Available-for-sale investments	14,737	21,934
Other receivables	2,039	100
Prepaid expenses	1,803	681
Total current assets	35,531	31,925
Property and equipment, net	899	1,270
Right-of-use assets	2,083	2,821
Other assets	213	172
Total assets	$38,726	$36,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,431	$847
Accrued expenses	3,572	2,376
Contract liability	—	208
Current portion of operating lease liability	861	755
Term loans, net of issuance costs and discount (Note 6)	—	8,737
Total current liabilities	5,864	12,923
Long-term operating lease liability, net of current portion	1,378	2,239
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 and 1,643,961 as of December 31, 2020 and December 31, 2019, respectively	—	2
Common stock, $0.001 par value per share; 21,425,000 and 10,714,286 authorized shares as of December 31, 2020 and December 31, 2019, respectively; issued and outstanding shares – 11,018,954 and 3,891,787 as of December 31, 2020 and December 31, 2019, respectively	11	4
Additional paid-in capital	370,210	343,524
Accumulated other comprehensive loss	(43)	(40)
Accumulated deficit	(338,528)	(322,304)
Total aTyr Pharma stockholders’ equity	31,650	21,186
Noncontrolling interest in Pangu BioPharma Limited	(166)	(160)
Total stockholders' equity	31,484	21,026
Total liabilities and stockholders’ equity	$38,726	$36,188

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018

Revenues:
License and collaboration agreement revenues	$10,455	$422	$—
Total revenues	10,455	422	—
Operating expenses:
Research and development	$17,291	$14,048	$20,385
General and administrative	9,075	9,352	12,435
Total operating expenses	26,366	23,400	32,820
Loss from operations	(15,911)	(22,978)	(32,820)
Total other expense, net	(319)	(785)	(1,695)
Consolidated net loss	(16,230)	(23,763)	(34,515)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	6	160	—
Net loss attributable to aTyr Pharma, Inc.	(16,224)	(23,603)	(34,515)
Net loss per share, basic and diluted	$(1.77)	$(7.03)	$(16.11)
Shares used in computing net loss per share, basic and diluted	9,160,269	3,355,600	2,141,961

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2020	2019	2018

Consolidated net loss	$(16,230)	$(23,763)	$(34,515)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(3)	20	60
Comprehensive loss	(16,233)	(23,743)	(34,455)
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	6	160	—
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(16,227)	$(23,583)	$(34,455)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2017	2,285,952	2	2,129,968	2	328,547	(120)	(264,186)	—	64,245
Exercise of common stock options and release of restricted stock units	—	—	3,670	—	14	—	—	—	14
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,028	—	36	—	—	—	36
Issuance of common stock from at the market offerings, net of offering costs	—	—	49,723	—	379	—	—	—	379
Stock-based compensation	—	—	—	—	3,431	—	—	—	3,431
Net unrealized gain on investments, net of tax	—	—	—	—	—	60	—	—	60
Net loss	—	—	—	—	—	—	(34,515)	—	(34,515)
Balance as of December 31, 2018	2,285,952	2	2,186,389	2	332,407	(60)	(298,701)	—	33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	7,487	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,117	—	13	—	—	—	13
Issuance of common stock from at the market offerings, net of offering costs	—	—	805,357	1	4,404	—	—	—	4,405
Issuance of common stock from registered direct offering, net of offering costs	—	—	660,154	1	4,917	—	—	—	4,918
Stock-based compensation	—	—	—	—	1,783	—	—	—	1,783
Net unrealized gain on investments, net of tax	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	$(23,603)	(160)	(23,763)
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Issuance of common stock from at the market offerings, net of offering costs	—	—	1,657,075	2	6,435	—	—	—	6,437
Issuance of common stock upon release of restricted stock units	—	—	8,678	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,382	—	10	—	—	—	10
Stock-based compensation	—	—	—	—	1,465	—	—	—	1,465
Net unrealized loss on investments, net of tax	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	(16,224)	(6)	(16,230)
Balance as of December 31, 2020	—	—	11,018,954	11	370,210	(43)	(338,528)	(166)	31,484

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(16,230)	$(23,763)	$(34,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	569	635	746
Stock-based compensation	1,465	1,783	3,431
Debt discount accretion and non-cash interest expense	346	707	966
Amortization (accretion) of premium (discount) of available-for-sale investment securities	110	(284)	(261)
Amortization of right-of-use assets	697	731	—
Loss (gain) on disposal of property and equipment	3	(28)	18
Changes in operating assets and liabilities:
Other receivables	(1,939)	58	(53)
Prepaid expenses and other assets	(1,122)	276	663
Accounts payable and accrued expenses	1,763	162	(2,058)
Contract liability	(208)	208	—
Operating lease liability	(755)	(498)	—
Net cash used in operating activities	(15,301)	(20,013)	(31,063)
Cash flows from investing activities:
Purchases of property and equipment	(202)	(79)	(594)
Purchases of available-for-sale investment securities	(21,066)	(40,647)	(40,299)
Maturities of available-for-sale investment securities	28,150	45,600	78,065
Proceeds from sale of property and equipment	18	51	—
Net cash provided by investing activities	6,900	4,925	37,172
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	10	13	36
Proceeds from issuance of common stock through option exercises	—	—	14
Proceeds from issuance of common stock through at the market offerings, net of offering costs	6,437	4,405	379
Proceeds from issuance of common stock through registered direct offering, net of offering costs	—	4,918	—
Proceeds from issuance of common stock through underwritten follow-on offering, net of offering costs	18,779	—	—
Repayments on borrowings	(9,083)	(8,000)	(4,667)
Net cash provided by (used in) financing activities	16,143	1,336	(4,238)
Net change in cash and cash equivalents	7,742	(13,752)	1,871
Cash and cash equivalents at beginning of period	9,210	22,962	21,091
Cash and cash equivalents at the end of period	$16,952	$9,210	$22,962

Supplemental disclosure of cash flow information:
Interest paid	$308	$1,122	$1,700
Purchase of fixed assets included in accounts payable	$17	$—	$4

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

Liquidity and Financial Condition

Other than the net income generated in the three months ended March 31, 2020, we have incurred losses and negative cash flows from operations since our inception. As of December 31, 2020, we had an accumulated deficit of $338.5 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2020, our cash, cash equivalents and available-for-sale investments were $31.7 million. Subsequent to December 31, 2020, we received $2.0 million related to the Kyorin Agreement, approximately $9.9 million in gross proceeds from our at-the-market offering (ATM Offering Program) before deducting commissions and offering expenses and approximately $15.3 million in gross proceeds from our purchase agreement (Purchase Agreement) before deducting offering expenses payable by us. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure for these items in our consolidated financial statements and accompanying notes. The most significant estimates in our consolidated financial statements relate to the fair value of equity issuances and awards, and clinical trial and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

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

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities, asset-backed securities and commercial paper. We classify all investment securities as available-for-sale. Investment securities are carried at fair value, with the unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. As of December 31, 2020, we held an aggregate total of $14.7 million of investment securities which consisted of corporate debt securities, asset-backed securities, and commercial paper all of which will mature in less than one year, and there was an unrealized gain of approximately $7,000 between the amortized cost and fair value of these investment securities. As of December 31, 2019, we held $21.9 million of corporate debt securities, asset-backed securities and commercial paper, all of which mature in less than one year, and there was an unrealized gain of approximately $10,000 between the amortized cost and fair value of these investment securities.

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

Accrued Expenses

Expenses related to clinical studies, preclinical development activities and product manufacturing are based on estimates of the services received and efforts expended pursuant to our contractual arrangements. There may be instances in which payments made to our service providers will temporarily exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as, for clinical studies, the successful enrollment of patients, site initiation and the completion of clinical milestones. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known at the time. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense balance accordingly. Historically, our estimated accrued liabilities have materially approximated actual expenses incurred.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate fair value of stock option grants using the Black-Scholes option pricing model. We estimate the fair value using assumptions, including the risk-free interest rate, the expected volatility of a peer group of similar companies, the expected term of the awards and the expected dividend yield. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We follow ASC Topic 718, Compensation – Stock Compensation as guidance for accounting modification.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Years Ended December 31,
	2020	2019	2018
Class X Preferred Stock (if-converted to common stock)	—	587,445	816,851
Common stock warrants	13,904	13,904	477,639
Common stock options and restricted stock units	584,211	363,553	371,823
Employee stock purchase plan	1,602	1,958	1,610
Total	599,717	966,860	1,667,923

The following table summarizes our net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to aTyr Pharma, Inc.	$(16,224)	$(23,603)	$(34,515)

Denominator:
Shares used in computing net loss per share, basic and diluted	9,160,269	3,355,600	2,141,961

Net loss per share - basic and diluted	$(1.77)	$(7.03)	$(16.11)

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We expect the adoption of the amendments in ASU 2016-13 to not have an effect on its financial position and the results of its operations when such amendment is adopted.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for Topic 740 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Topic 740 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all the amendments in the same period. We expect the adoption of the amendments in ASU 2019-12 will not have an effect on its financial position and the results of its operations when such amendment is adopted.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Assets:
Current:
Cash equivalents	$13,708	$13,708	$—	$—
Available-for-sale investments:
Asset-backed securities	2,219	—	2,219	—
Commercial paper	5,494	—	5,494	—
Corporate debt securities	7,024	—	7,024	—
Total available-for-sale investments	14,737	—	14,737	—
Total assets measured at fair value	$28,445	$13,708	$14,737	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019
Assets:
Current:
Cash equivalents	$8,248	$8,248	$—	$—
Available-for-sale investments:
Asset-backed securities	6,304	—	6,304	—
Commercial paper	7,568	—	7,568	—
Corporate debt securities	8,062	—	8,062	—
Total available-for-sale investments	21,934	—	21,934	—
Total assets measured at fair value	$30,182	$8,248	$21,934	$—

As of December 31, 2020 and 2019, available-for-sale investments are detailed as follows (in thousands):

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	$2,218	$1	$—	$2,219
Commercial paper	5,491	3	—	5,494
Corporate debt securities	7,021	3	—	7,024
	$14,730	$7	$—	$14,737

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	$6,299	$5	$—	$6,304
Commercial paper	7,568	—	—	7,568
Corporate debt securities	8,057	5	—	8,062
	$21,924	$10	$—	$21,934

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

As of December 31, 2020, except of one investment security, all available-for-sale investments were in a gross unrealized gain position. The unrealized loss for one investment security was immaterial.

4. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILD in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of interstitial lung diseases (ILD). Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of ATYR1923. Results from this study are intended to enable Kyorin to initiate clinical trials in ILD in Japan. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. As of December 31, 2021, the $2.0 million milestone payment is recorded as Other receivables in the Consolidated Balance Sheets.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of ATYR1923 for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price was $0.1 million for the free clinical trial material delivered to Kyorin in June 2020, using the “expected cost plus a margin” approach. In December 2020, Kyorin completed the last subject visit in its Phase 1 trial of ATYR1923. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. For the year ended December 31, 2020, we recognized $10.0 million as license and collaboration agreement revenue for the upfront payment and milestone achievement.

Both the milestones and royalty payments under the Kyorin Agreement are variable consideration. Since milestone payments are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included as revenue. We will apply constraint to these amounts until the milestone is probable of being achieved. The royalties are dependent on future sales by Kyorin which are at the full discretion of Kyorin. Accordingly, we will apply a constraint to these amounts until the future sale sales have occurred.

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

In June 2020, the CSL Agreement was amended to extend the work on the first phase of the research program through September 30, 2020 and provided $0.2 million of additional funding for research and development activities. In February 2021, the CSL Agreement was terminated.

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

Under the CSL Agreement, CSL is obligated to pay us for the costs incurred by us under the research programs. The payment of $0.6 million for the first phase of the research program received in May 2019 as well as the $0.2 million related to the amendment in June 2020 were considered fixed consideration and we will recognize revenue on the payment for the research service performance obligation as the services are performed. We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of December 31, 2020, all activities under the CSL Agreement were complete and the contract liability had been recognized.

For the years ended December 31, 2020 and 2019, we recognized $0.5 million and $0.4 million, respectively, as license and collaboration agreement revenues under the CSL Agreement.

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

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for the year ended December 31, 2020 were $0.2 million.

5. Balance Sheet Details

Prepaid expenses consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid clinical and research expense	$583	$22
Prepaid manufacturing expenses	$513	$172
Other prepaid expenses	707	487
	$1,803	$681

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Computer and office equipment	$552	$543
Scientific and laboratory equipment	5,270	5,241
Tenant improvements	1,701	1,700
	7,523	7,484
Less accumulated depreciation and amortization	(6,624)	(6,214)
	$899	$1,270

As of December 31, 2020, 2019 and 2018, depreciation expense was $0.6 million, $0.6 million and $0.7 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued salaries, wages and benefits	$1,809	$1,275
Other accrued expenses (1)	1,763	1,101
	$3,572	$2,376

(1)	Other accrued expenses include expenses for clinical research organizations and contract manufacturing organizations.

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

In November 2020, the Term Loans were fully repaid, including the final payment equal to 8.75% of the funded amounts.

In connection with the first tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 3,415 shares of our common stock with an exercise price of $43.93 per share. In connection with the second tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 1,489 shares of our common stock with an exercise price of $50.37 per share. In connection with the third tranche, we issued warrants to each of SVB and Solar to purchase an aggregate of 1,443 shares of our common stock with an exercise price of $51.98 per share. The warrants are immediately exercisable and have a maximum contractual term of seven years. The aggregate fair value of the warrants was determined to be $0.5 million using the Black-Scholes option pricing model and was recorded as debt discount which were accreted to interest expense over the life of Term Loans.

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

Operating lease expense for each of the years ended December 31, 2020, 2019 and 2018 was $1.0 million. As of December 31, 2020 and 2019, the weighted average remaining lease term was 2.4 years and 3.4 years, respectively, and the weighted average discount rate for each years was 9.6%.

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of December 31, 2020 were as follows (in thousands):

Operating Lease
2021	$1,031
2022	1,062
2023	404
Less: Amount representing interest	(258)
Present value of lease payments	2,239
Less: Current portion of operating lease liability	(861)
Long-term operating lease liability, net of current portion	$1,378

7. Stockholders’ Equity

At the Market Offering Program

In June 2016, we entered into a sales agreement with Cowen and Company, LLC (Cowen) for at the market offerings (ATM Offering Program), under which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time. In May 2019, we terminated the ATM Offering Program with Cowen. During the year ended

December 31, 2019 and prior to termination in May 2019, we sold an aggregate of 193,670 shares of common stock at an average price of $7.35 per common share for net proceeds of $1.4 million under the ATM Offering Program with Cowen

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering Program up to $20.0 million. Wainwright is entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. During the year ended December 31, 2020, we sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per share for gross proceeds of $6.8 million under the ATM Offering Program. During the year ended December 31, 2019, we sold an aggregate of 611,687 shares of common stock at an average price of $5.43 per common share for gross proceeds of $3.3 million under the ATM Offering Program with Wainwright.

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

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. As of December 31, 2020, we had not sold any shares of common stock to Aspire Capital under this Purchase Agreement.

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

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2015 Stock Plan (the 2015 Plan). The 2015 Plan became effective on May 6, 2015 and we ceased granting any new awards under our 2014 Plan. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. A total of 112,469 shares of our common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares reserved and available for issuance under the 2015 Plan automatically increased each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by the lesser of (i) 131,428 shares, (ii) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) an amount determined by our board of directors. Pursuant to this provision, through January 1, 2019, an aggregate of 307,949 additional shares were reserved for issuance under the 2015 Plan. At our 2020 Annual Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock reserved under the 2015 Plan by 350,000 shares. Total shares available for issuance under the 2015 Plan as of December 31, 2020 were 381,663. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

The maximum term of options granted under 2015 Plan is ten years. For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term.

Inducement Grants

Options under inducement grants vest over a period of four years, with 25% vesting on the one year anniversary of the grant date and the remaining 75% vesting on a monthly basis over three years thereafter, subject to continuous employment. These options were inducement grants issued outside of the 2015 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). In addition, from time to time, we may make inducement grants of stock options to new employees. During the year ended December 31, 2020, we did not make inducement grants of stock options.

Employee Stock Purchase Plan

In April 2015, our board of directors adopted, and our stockholders approved, our 2015 Employee Stock Purchase Plan (the 2015 ESPP). The 2015 ESPP became effective on May 6, 2015. A total of 16,258 shares of our common stock were initially reserved for issuance under the 2015 ESPP. In addition, the number of shares reserved and available for purchase under the 2015 ESPP automatically increased each January 1, beginning on January 1, 2016 and thereafter until January 1, 2019, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the administrator of the 2015 ESPP. Pursuant to this provision, through January 1, 2019, an aggregate of 76,988 additional shares were reserved for issuance under the 2015 ESPP. As of December 31, 2020, total shares reserved for issuance under the 2015 ESPP were 75,315.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Stock Options	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	351,078	$51.34
Granted	412,432	$4.18
Canceled/forfeited/expired	(186,976)	$33.73
Outstanding as of December 31, 2020	576,534	$23.33	7.89	$15,087
Options vested and expected to vest as of December 31, 2020	576,534	$23.33	7.89	$15,087
Options exercisable as of December 31, 2020	268,039	$41.06	6.70	$1,233

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2020	2019	2018
Expected term (in years)	5.50– 6.08	5.51– 6.07	5.50 – 6.08
Risk-free interest rate	0.3% – 1.5%	1.4% – 2.6%	2.3% – 3.0%
Expected volatility	102.2% – 109.7%	97.2% – 105.4%	87.9% – 98.4%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2020	2019	2018
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	0.1% – 1.6%	1.6% – 2.5%	1.4% – 2.1%
Expected volatility	89.7% – 143.2%	99.7% – 141.7%	71.5% – 99.7%
Expected dividend yield	0.0%	0.0%	0.0%

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

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Global Select Market on the date of grant. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	12,475	$9.90
Granted	5,000	$4.29
Released	(8,678)	$10.47
Forfeited	(1,120)	$11.90
Balance as of December 31, 2020	7,677	$5.32

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$254	$354	$1,216
General and administrative	1,211	1,429	2,215
Total stock-based compensation expense	$1,465	$1,783	$3,431

The weighted–average grant date fair value per share of stock options granted by us, during the years ended December 31, 2020, 2019 and 2018 was $3.39, $5.67 and $25.76, respectively. The total grant date fair value of restricted stock units granted by us during the years ended December 31, 2020, 2019 and 2018 was $21,000, $39,000 and $0.2 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 was $6,000. We did not have any options exercised during the years ended December 31, 2020 and 2019. The aggregate intrinsic value of restricted stock units released during the years ended December 31, 2020, 2019 and 2018 was $34,000, $31,000 and $19,000, respectively. As of December 31, 2020, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $1.8 million and $17,000, respectively. These unrecognized costs for options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 2.8 years and 1.7 years, respectively.

Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2020 were as follows:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
144	$104.65	March 2021
1,066	$281.50	July 2023
6,830	$43.93	November 2023
2,978	$50.37	June 2024
2,886	$51.98	December 2024
13,904

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

December 31, 2020
Common stock warrants	13,904
Common stock options and restricted stock units	584,211
Shares available under the 2015 equity incentive plan	381,663
Shares available under the employee stock purchase plan	75,315
1,055,093

8. Income Tax

Pretax losses were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(15,950)	$(23,315)	$(34,021)
Foreign	(280)	(448)	(494)
	$(16,230)	$(23,763)	$(34,515)

For the years ended December 31, 2020, 2019, and 2018, we did not record a provision for income taxes due to a full valuation allowance against our deferred taxes. A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Expected income taxes benefit at federal statutory rate	$(3,408)	$(4,990)	$(7,248)
State income taxes, net of federal benefit	(12)	(19)	(14)
Permanent items and other	169	49	(80)
Stock compensation	804	701	850
Research credits	(835)	(817)	(1,222)
Unrecognized tax benefits	334	327	489
Foreign rate differential	13	20	22
Change in tax rate	(7)	(49)	(11)
Change in valuation allowance	2,942	4,778	7,214
Income tax (benefit) expense	$—	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $74.6 million and $71.7 million as of December 31, 2020 and 2019, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$41,203	$38,180
Capitalized research and development expenses	17,007	16,900
Research credits and other state credits	12,954	12,452
Intangible assets	1,655	1,841
Reserve and accruals	544	481
Share-based compensation expense	1,253	1,829
Lease liability	472	631
Valuation allowance	(74,646)	(71,702)
Total deferred tax assets	$442	$612
Deferred tax liabilities:
Right of use lease assets	(442)	(612)
Total deferred tax liabilities	(442)	(612)
Net deferred tax assets	$—	$—

As of December 31, 2020, we had federal NOL carryforwards of approximately $177.8 million, with $65.3 million of NOLs generated after December 31, 2017 carrying forward indefinitely and $112.5 million of NOLs that will begin to expire in 2025. NOLs generated after January 1, 2018 are subject to an 80% of taxable income limitation when utilized after December 31, 2020 in accordance with the Tax Cuts and Jobs Act of 2017 as modified by the Coronavirus Aid, Relief and Economic Security Act (CARES Act). We had state net operating loss carryforwards of approximately $164.1 million, and foreign net operating loss carryforwards of $8.3 million. The state net operating losses will begin to expire in 2021. The foreign net operating losses carry over indefinitely.

As of December 31, 2020, we had federal and state research and development credit carryforwards of approximately $5.5 million and $4.5 million, respectively, which begin to expire in 2026 for federal purposes and carry over indefinitely for state purposes. We had $12.5 million of federal Orphan Drug Credits as of December 31, 2020, which will begin to expire in 2035.

Utilization of the domestic NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Since the Company’s formation, we raised capital through the issuance of capital stock on several occasions which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, has resulted in such an ownership change, and could result in an ownership change in the future.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the NOL and research and development credit carryforwards become subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments. Any limitation may result in expiration of a portion of our NOL or research and development credit carryforwards before utilization. Due to the existence of the valuation allowance, any impact to the NOL and research and development tax credit carryforwards from Section 382 analysis will be offset by a corresponding adjustment to valuation allowance, resulting in no tax provision impact.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2020	2019	2018
Balance as of beginning of year	$21,302	$19,643	$16,558
Increase related to prior year tax positions	3	—	2
Increase related to current year tax positions	402	1,659	3,083
Balance as of end of year	$21,707	$21,302	$19,643

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2020 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and California authorities due to carry forward of unutilized NOLs and research and development credits.

On March 27, 2020, the CARES Act was enacted and signed into law in response to COVID-19. The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses (NOLs), and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, we do not expect a material impact on our consolidated financial positions or results of operations.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (CAA). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. We will continue to evaluate the impact of the CAA and its impact on our consolidated financial positions or results of operations in 2021 and future years.

In June 29, 2020, the state of California passed Assembly Bill 85 (AB 85) which suspends the California net operating loss deduction during tax years 2020 through 2022.  AB 85 also applies limitation to the amount of tax that can be offset by business credits to $5.0 million for tax years 2020 through 2022. These suspensions were considered in preparation of our 2020 consolidated financial positions or results of operations.

9. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our Board of Directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million during each of the years ended December 31, 2020, 2019 and 2018.

10. Subsequent Events

From January 1, 2021 through March 22, 2021 we sold an aggregate of 1,988,254 shares of common stock at a weighted average price of $4.99 per share through our ATM Offering Program for gross proceeds of $9.9 million.

From January 1, 2021 through March 22, 2021 we sold an aggregate of 3,000,000 shares of common stock at a weighted average price of $5.09 per share through our Purchase Agreement with Aspire Capital for gross proceeds of $15.3 million.

On March 23, 2021, we entered into Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million. Jones Trading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

 This Annual Report does not include an attestation report of our registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)).

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 23, 2021, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our Registration Statement on Form S-3 (File No. 333-250095), in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Under the terms of the Sales Agreement, JonesTrading may not engage in any proprietary trading for JonesTrading’s own account. JonesTrading will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

We are not obligated to make any sales of our common stock under the Sales Agreement, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of our common stock subject to the Sales Agreement or (ii) the termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by us or JonesTrading at any time upon notice to the other party. We are obligated to pay JonesTrading an aggregate sales agent commission equal to up to 3% of the gross proceeds of the sale price for our common stock sold under the Sales Agreement. We have also provided JonesTrading with customary indemnification rights and expense reimbursements for up to $45,000 of expenses and quarterly disbursements of counsel to JonesTrading of up to $2,500 per calendar quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report.

1. Index list to Financial Statements:

2. Financial Statement Schedules.

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.5	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Comerica Bank on March 18, 2011	S-1	333-203272	4.3	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.8	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.9	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.10	Registration Rights Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated September 11, 2020	8-K	001-37378	4.1	September 14, 2020
4.11	Description of Common Stock of the Registrant	10-K	001-37378	4.10	March 26, 2020
5.1	Opinion of Cooley LLP	—	—	—	Filed herewith
10.1*	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2*	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 8, 2020
10.3*	Forms of agreement under 2015 Stock Option and Incentive Plan	S-1/A	333-203272	10.2	April 27, 2015
10.4	Lease by and between the Registrant and BMR-John Hopkins Court LLC, dated December 22, 2011	S-1	333-203272	10.9	April 6, 2015
10.5	First Amendment to Lease between the Registrant and BMR-3545-3575 JOHN HOPKINS LP (as successor-in-interest to BMR-John Hopkins Court LLC), dated January 4, 2017	10-K	001-37378	10.8	March 16, 2017
10.6	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.7	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.8*	2015 Employee Stock Purchase Plan	S-1/A	333-203272	10.14	April 27, 2015
10.9*	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.10*	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016
10.11*	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.12	Second Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in-interest to BMR-John Hopkins Court, LLC), dated April 27, 2017	10-Q	001-37378	10.1	May 11, 2017
10.13*	Employment Agreement, dated November 1, 2017, by and between the Company and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.14#	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
10.15	Third Amendment to Lease between Registrant and BMR-3545-3575 John Hopkins LP (as successor-in interest to BMR-John Hopkins Court, LLC), dated July 30, 2018	10-Q	001-37378	10.1	November 11, 2018
10.16*	Employment Offer Letter by and between Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	10-Q	001-37378	10.2	May 14, 2019
10.17†	Collaboration and License Agreement by and between Registrant and Kyorin Pharmaceutical Co., Ltd., dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
10.18	Common Stock Purchase Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated September 11, 2020	8-K	001-37378	99.1	September 14, 2020
10.19*	First Amendment to Employment Agreement dated February 5, 2021, by and between the Company and Sanjay S. Shukla, M.D., M.S.	—	—	—	Filed herewith
10.20	Common Stock Capital on DemandTM Sales Agreement, between the Registrant and JonesTrading Institutional Services LLC	—	—	—	Filed herewith
14.1	Code of Business Conduct and Ethics, as amended	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
23.2	Opinion of Cooley LLP (included in Exhibit 5.1)	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1#	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2#	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement.
†	Certain portions have been omitted because the Registrant has determined that the information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.
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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

aTyr Pharma, Inc.

Date: March 23, 2021	By	/s/ Sanjay S. Shukla
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 23, 2021
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 23, 2021
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ John K. Clarke	Chairman of the Board	March 23, 2021
John K. Clarke

/s/ Timothy P. Coughlin	Director	March 23, 2021
Timothy P. Coughlin

/s/ Jane A. Gross	Director	March 23, 2021
Jane A. Gross, Ph.D.

/s/ Jeffrey S. Hatfield	Director	March 23, 2021
Jeffrey S. Hatfield

/s/ Svetlana Lucas	Director	March 23, 2021
Svetlana Lucas, Ph.D.

/s/ Paul Schimmel	Director	March 23, 2021
Paul Schimmel, Ph.D.