Form 10-Q
period 2021-03-31
aTYR PHARMA INC
filed 2021-05-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 7, 2021, there were 16,064,643 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,587	$16,952
Available-for-sale investments	38,050	14,737
Other receivables	89	2,039
Prepaid expenses	1,408	1,803
Total current assets	52,134	35,531
Property and equipment, net	874	899
Right-of-use assets	1,886	2,083
Other assets	234	213
Total assets	$55,128	$38,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,161	$1,431
Accrued expenses	2,400	3,572
Current portion of operating lease liability	890	861
Total current liabilities	4,451	5,864
Long-term operating lease liability, net of current portion	1,145	1,378
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 as of March 31, 2021 (unaudited) and December 31, 2020, respectively	—	—
Common stock, $0.001 par value per share; 21,425,000 authorized shares as of March 31, 2021 and December 31, 2020, respectively; issued and outstanding shares – 16,011,385 (unaudited) and 11,018,954 as of March 31, 2021 and December 31, 2020, respectively	16	11
Additional paid-in capital	395,422	370,210
Accumulated other comprehensive loss	(57)	(43)
Accumulated deficit	(345,679)	(338,528)
Total aTyr Pharma stockholders’ equity	49,702	31,650
Noncontrolling interest in Pangu BioPharma Limited	(170)	(166)
Total stockholders' equity	49,532	31,484
Total liabilities and stockholders’ equity	$55,128	$38,726

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$8,065
Total revenues	—	8,065
Operating expenses:
Research and development	4,516	3,616
General and administrative	2,686	2,590
Total operating expenses	7,202	6,206
Income (loss) from operations	(7,202)	1,859
Total other income (expense), net	47	(107)
Consolidated net income (loss)	$(7,155)	$1,752
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	4	1
Net income (loss) attributable to aTyr Pharma, Inc.	$(7,151)	$1,753
Basic, net income (loss) per share	$(0.51)	$0.25
Shares used in computing basic net income (loss) per share	14,103,783	6,881,791
Diluted net income (loss) per share	$(0.51)	$0.25
Shares used in computing diluted net income (loss) per share	14,103,783	6,884,797

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Consolidated net income (loss)	$(7,155)	$1,752
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(14)	(13)
Comprehensive income (loss)	$(7,169)	$1,739
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	4	1
Comprehensive income (loss) attributable to aTyr Pharma, Inc. common stockholders	$(7,165)	$1,740

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months Ended March 31,2021 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	—	$—	11,018,954	$11	$370,210	$(43)	$(338,528)	$(166)	$31,484
Issuance of common stock upon release of restricted stock units	—	—	4,177	—	—	—	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	1,988,254	2	9,619	—	—	—	9,621
Issuance of common stock from committed purchase agreement, net of offering costs	—	—	3,000,000	3	15,233	—	—	—	15,236
Stock-based compensation	—	—	—	—	360	—	—	—	360
Net unrealized loss on investments, net of tax	—	—	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	—	—	(7,151)	(4)	(7,155)
Balance as of March 31, 2021	—	$—	16,011,385	$16	$395,422	$(57)	$(345,679)	$(170)	$49,532

	Three Months Ended March 31,2020 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	2,679	—	—	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Stock-based compensation	—	—	—	—	423	—	—	—	423
Net unrealized loss on investments, net of tax	—	—	—	—	—	(13)	—	—	(13)
Net income (loss)	—	—	—	—	—	—	1,753	(1)	1,752
Balance as of March 31, 2020	—	$—	$9,352,498	$9	$362,723	$(53)	$(320,551)	$(161)	$41,967

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Consolidated net income (loss)	$(7,155)	$1,752
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	121	157
Stock-based compensation	360	423
Debt discount accretion and non-cash interest expense	—	129
Amortization (accretion) of premium (discount) of available-for-sale investment securities	51	(24)
Amortization of right-of-use assets	176	201
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Other receivables	1,950	48
Prepaid expenses and other assets	395	188
Accounts payable and accrued expenses	(1,521)	(578)
Contract liability	—	(65)
Operating lease liability	(204)	(179)
Net cash provided by (used in) operating activities	(5,827)	2,058
Cash flows from investing activities:
Purchases of property and equipment	(17)	(166)
Purchases of available-for-sale investment securities	(25,678)	(3,081)
Maturities of available-for-sale investment securities	2,300	14,650
Proceeds from sale of property and equipment	—	3
Net cash provided by (used in) investing activities	(23,395)	11,406
Cash flows from financing activities:
Proceeds from issuance of common stock from at the market offerings, net of offering costs	9,621	—
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	15,236	—
Proceeds from issuance of common stock from underwritten follow-on offering, net of offering costs	—	18,779
Repayments on borrowings	—	(2,000)
Net cash provided by financing activities	24,857	16,779
Net change in cash and cash equivalents	(4,365)	30,243
Cash and cash equivalents at beginning of period	16,952	9,210
Cash and cash equivalents at the end of period	$12,587	$39,453

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and follow the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2020, contained in our Annual Report on Form 10-K filed with the SEC on March 24, 2021. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Risks and Uncertainties

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included the delay in enrollment of our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a condensed consolidated net loss of $7.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $345.7 million. We believe that our existing cash, cash equivalents and available-for-sale investments of $50.6 million as of March 31, 2021 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure for these items in our condensed consolidated financial statements and accompanying notes. The most significant estimates in our condensed consolidated financial statements relate to the fair value of equity issuances and awards, clinical trial and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications were not material to the condensed consolidated financial statements.

Leases

We follow Accounting Standards Codification (ASC) Topic 842, Leases in recording our operating and financing leases. For our long-term operating leases, we recognized a right-of-use asset and a lease liability in our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. We also made accounting policy elections not to apply the recognition requirements under Topic 842 to any of our short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of our leases. Under Topic 842 we determine if an arrangement is a lease at inception. Our right-of-use assets consist of an operating lease for our facility headquarters. We have a noncancelable operating lease that includes certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs.

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

Diluted Net Income (Loss) Per Share

For the three months ended March 31, 2021, common stock from the following would have had an anti-dilutive effect on net loss per share (in common share equivalents):

Common stock warrants	13,760
Common stock options and restricted stock units	898,306
Employee stock purchase plan	1,602
Total	913,668

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

For the three months ended March 31, 2020, the calculation excluded the following common equivalent shares because the effect on diluted earnings per share was anti-dilutive:

Common stock warrants	13,904
Common stock options and restricted stock units	486,142
Employee stock purchase plan	1,958
Total	502,004

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We expect the adoption of the amendments in Topic 326 to not have a material effect in our condensed consolidated financial position or results of operations when such amendment is adopted.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for Topic 740 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Topic 740 is effective for fiscal years beginning after December 15, 2020 which we adopted on January 1, 2021. The adoption did not have an effect on our condensed consolidated financial position or results of operations.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in commercial paper, corporate debt securities and asset-bask securities. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021
Assets:
Current:
Cash equivalents	$11,958	$11,958	$—	$—
Available-for-sale investments:
Asset-backed securities	1,008	—	1,008	—
Commercial paper	18,183	—	18,183	—
Corporate debt securities	18,859	—	18,859	—
Total available-for-sale investments	38,050	—	38,050	—
Total assets measured at fair value	$50,008	$11,958	$38,050	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Assets:
Current:
Cash equivalents	$13,708	$13,708	$—	$—
Available-for-sale investments:
Asset-backed securities	2,219	—	2,219	—
Commercial paper	5,494	—	5,494	—
Corporate debt securities	7,024	—	7,024	—
Total available-for-sale investments	14,737	—	14,737	—
Total assets measured at fair value	$28,445	$13,708	$14,737	$—

As of March 31, 2021 and December 31, 2020, available-for-sale investments are detailed as follows (in thousands):

		March 31, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	Within 1 year	$1,008	$—	$—	$1,008
Commercial paper	Within 1 year	18,183	—	—	18,183
Corporate debt securities	1 to 2 years	18,866	—	(7)	18,859
		$38,057	$—	$(7)	$38,050

		December 31, 2020
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	Within 1 year	$2,218	$1	$—	$2,219
Commercial paper	Within 1 year	5,491	3	—	5,494
Corporate debt securities	Within 1 year	7,021	3	—	7,024
		$14,730	$7	$—	$14,737

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

As of March 31, 2021, all of our available-for-sale investments had a variety of effective maturity dates of less than two years. As of March 31, 2021, 15 out of 25 of the available-for-sale investments were in gross unrealized loss positions.

3. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for interstitial lung diseases (ILD) in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of ATYR1923. Results from this study are intended to enable Kyorin to initiate clinical trials in ILD in Japan. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of ATYR1923 for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price was $0.1 million for the free clinical trial material delivered to Kyorin in June 2020, using the “expected cost plus a margin” approach. In December 2020, Kyorin completed the last subject visit in its Phase 1 clinical trial of ATYR1923. This achievement triggered a $2.0 million milestone payment which we recognized as license and collaboration revenue in December 2020. We received the $2.0 million from Kyorin in January 2021.

For the three months ended March 31, 2021, there were no activities that triggered additional license and collaboration agreement revenue. For the three months ended March 31, 2020, we recognized $7.9 million as license and collaboration agreement revenue for the upfront payment received.

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

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant will fund approximately 50% of the total estimated project cost, with aTyr contributing the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region became effective April 1, 2020.

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for the three months ended March 31, 2021 and 2020 were $0.2 million and $0, respectively.

4. Debt, Commitments and Contingencies

Facility Leases

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of March 31, 2021 were as follows (in thousands):

Operating Lease
2021	$776
2022	1,062
2023	404
Less: Amount representing interest	(207)
Present value of lease payments	2,035
Less: Current portion of operating lease liability	(890)
Long-term operating lease liability, net of current portion	$1,145

For each of the three months ended March 31, 2021 and 2020, we recorded an operating lease expense of $0.2 million. As of March 31, 2021, the weighted-average remaining lease term was 2.2 years and the weighted-average discount rate was 9.6%.

5. Stockholders’ Equity

At the Market Offering Program

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering (ATM Offering Program) under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering Program up to $20.0 million. Wainwright was entitled to a commission at a fixed rate equal to 3% of the gross proceeds. In March 2021, the ATM Offering Program with Wainwright automatically terminated upon the issuance and sale of all of the shares of common stock having an aggregate offering price of $20.0 million. For the three months ended March 31, 2021, we sold an aggregate of 1,988,254 shares of common stock at an average price of $4.99 per share for net proceeds of $9.6 million under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for a new ATM Offering Program, pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal of up to 3% of the gross proceeds. For the three months ended March 31, 2021, we did not issue any shares under this ATM Offering Program.

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

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the three months ended March 31, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

March 31, 2021
Common stock warrants	13,760
Common stock options and restricted stock units	898,306
Shares available under the 2015 equity incentive plan	63,391
Shares available under the employee stock purchase plan	75,315
1,050,772

Equity Incentive Plans

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2021:

	Number of Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2020	576,534	$23.33
Granted	326,456	$4.52
Canceled/forfeited/expired	(12,184)	$25.47
Outstanding as of March 31, 2021	890,806	$16.49

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	March 31,
	2021	2020
Expected term (in years)	5.99 – 6.02	6.02
Risk-free interest rate	0.6% – 0.9%	1.5%
Expected volatility	104.0% – 104.8%	102.2%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2021:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	7,677	$5.32
Granted	4,000	$3.89
Released	(4,177)	$6.18
Balance as of March 31, 2021	7,500	$4.08

Stock-based Compensation

The allocation of stock-based compensation for all options, 2015 Employee Stock Purchase Plan and restricted stock units is as follows (in thousands):

	March 31,
	2021	2020
Research and development	$63	$62
General and administrative	297	361
Total stock-based compensation expense	$360	$423

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 24, 2021 (2020 Annual Report).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended  (Exchange Act). Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect actual outcomes.

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

Our lead clinical product candidate, ATYR1923, a is a selective modulator of NRP2 that downregulates both the innate and adaptive immune responses in uncontrolled inflammatory disease states. We are developing ATYR1923 as a potential disease-modifying therapy for patients with severe inflammatory lung diseases with high unmet medical need. This includes interstitial lung diseases (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung, and severe respiratory complications caused by COVID-19. We selected pulmonary sarcoidosis as our first ILD indication and completed enrollment in a Phase 1b/2a multi-center clinical trial. The study has been designed to evaluate the safety, tolerability, steroid-sparing effect and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary clinical activity of ATYR1923. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILD such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD). In response to the COVID-19 pandemic, we conducted a Phase 2 study in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety and preliminary efficacy of ATYR1923 as compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, intravenous (IV) dose of ATYR1923 was generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups, with no drug-related serious adverse events. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with ATYR1923 demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo. We plan on leveraging data from our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications for our mechanistic understanding of ATYR1923 and for its application in ILD. Future development plans in COVID-19 are being assessed in light of the evolving pandemic and therapeutics landscape and availability of non-dilutive financing.

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

In February 2021, we announced two new discovery programs from our tRNA synthetase platform. These programs will investigate the functionality of selected fragments of Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS) in immunology, fibrosis and cancer. We are also advancing our preclinical pipeline of NRP2 targeting candidates through internal research efforts and industry and academic collaborations.

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included the delay in enrollment of our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Capital Resources

We have incurred losses and negative cash flows in each year from operations since our inception. As of March 31, 2021, we had an accumulated deficit of $345.7 million and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2021, we had cash, cash equivalents and available-for-sale investments of $50.6 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

From our inception through March 31, 2021, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

Sales of Equity Securities

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) for an ATM Offering Program under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering Program to $20.0 million. Wainwright was entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. In March 2021, the ATM Offering with Wainwright automatically terminated upon the issuance and sale of all of the shares having an aggregate offering price of $20.0 million. Under the ATM Offering Program with Wainwright, during 2020, we sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per share for net proceeds of $6.4 million. For the three months ended March 31, 2021, we sold an aggregate of 1,988,254 shares of common stock at an average price of $4.99 per share for net proceeds of $9.6 million.

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

Additionally, in September 2020, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the three months March 31, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million. JonesTrading is entitled to a commission at a commission rate up to 3% of the gross proceeds. For the three months ended March 31, 2021, we did not issue any shares under this ATM Offering Program.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(5,827)	$2,058
Investing activities	(23,395)	11,406
Financing activities	24,857	16,779
Net change in cash and cash equivalents	$(4,365)	$30,243

Operating activities. Net cash used in operating activities for the three months ended March 31, 2021 was related to our net loss of $7.2 million, adjusted for non-cash stock-based compensation expense of $0.4 million and net cash inflows from the changes in our operating assets and liabilities of $0.6 million. Net cash provided by operating activities for the three months ended March 31, 2020 was primarily related to the receipt of an $8.0 million upfront payment associated with the Kyorin Agreement resulting in net income of $1.8 million plus cash outflows from the changes in our operating assets and liabilities of $0.6 million and adjusted for non-cash stock-based compensation expense of $0.4 million.

Investing activities. Net cash provided by (used in) investing activities for the three months ended March 31, 2021 and 2020 was $(23.4) million and $11.4 million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of $9.6 million proceeds from the issuance of common stock through the ATM Offering Program, net of offering costs and $15.2 million proceeds from issuance of common stock through the Purchase Agreement, net of offering costs. Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of $18.8 million proceeds from the issuance of common stock through the underwritten follow-on public financing in February 2020, net of offering costs, which was partially offset by $2.0 million of repayments on our term loans.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, including manufacturing activities for ATYR1923, continue IND-enabling studies and manufacturing activities for ATYR2810, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the three months ended March 31, 2021, as compared to those disclosed in our 2020 Annual Report.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma as of March 31, 2021. All intercompany transactions and balances are eliminated in consolidation.

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

The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price was $0.1 million for the free clinical trial material delivered to Kyorin in June 2020, using the “expected cost plus a margin” approach. In December 2020, Kyorin completed the last subject visit in its Phase 1 trial of ATYR1923. This achievement triggered a $2.0 million milestone payment which we recognized as license and collaboration revenue in December 2020. We received the $2.0 million from Kyorin in January 2021.

For the three months ended March 31, 2021, there were no activities that triggered additional license and collaboration agreement revenue.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2020 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2020 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Increase /
	2021	2020	(Decrease)
License and collaboration agreement revenues	$—	$8,065	$(8,065)
Research and development expenses	4,516	3,616	900
General and administrative expenses	2,686	2,590	96
Other income (expense), net	47	(107)	(154)

License and collaboration agreement revenues. Revenues for the three months ended March 31, 2020 consisted primarily of $7.9 million of license revenue under the Kyorin Agreement.

Research and development expenses. Research and development expenses were $4.5 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $0.9 million was due primarily to $0.4 million higher manufacturing related costs for ATYR1923 and $0.4 million of research and development expenses related to ATYR2810 and $0.1 million expenses related to the research program between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region.

General and administrative expenses. General and administrative expenses were consistent between periods at $2.7 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.

Other income (expense), net. Other income (expense), net was $47,000 and $(0.1) million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily a result of term loans which were paid in full in November 2020.

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

Not Applicable.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2021, our cash, cash equivalents and available-for-sale investments were approximately $50.6 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including a condensed consolidated net loss of $7.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $345.7 million.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and preclinical and clinical development of ATYR1923 and ATYR2810 or any other product candidates that we may develop; obtain clinical trial materials and further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

To date, the safety and efficacy of ATYR1923 in humans has not been studied to a significant extent and ATYR2810 has not been studied in humans at all. Accordingly, ATYR1923, ATYR2810 and future product candidates could potentially cause adverse events that have not yet been predicted. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease.

Further, if patients drop out of our current or any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our ongoing trial may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our ATYR1923 Phase 1b/2a trial in patients with pulmonary sarcoidosis, with many sites pausing enrollment and patients choosing not to enroll or continue participating in ongoing trials. While we completed enrollment in December 2020, the availability of results from the Phase 1b/2a clinical trial has been delayed to the third quarter of 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our current or future trials due to the COVID-19 pandemic.

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

For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. While we have fully enrolled our Phase 1b/2a clinical trial, the eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. In addition, the COVID-19 pandemic impacted patient enrollment in our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. According to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including lung disease, are at higher risk of getting very sick from COVID-19. As a result, current patients in our ongoing Phase 1b/2a clinical trial may choose not to participate in follow-up clinical visits or may drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services. In 2020, many clinical trial sites in our Phase 1b/2a clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. If continued dosing of enrolled patients is delayed for an extended period of time, our Phase 1b/2a clinical trial could be further delayed or otherwise adversely affected.

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

Our scientists discovered the activity of the immunomodulatory domain of HARS, including ATYR1923, using in vitro and in vivo screening systems designed to test potential immuno-modulatory activity in animal models of immune activity or inflammation. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of ATYR1923 in patients with ILD.

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

We may face manufacturing stoppages and other challenges associated with the clinical or commercial manufacture of our product candidates.

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CDMOs and CROs, which could disrupt our clinical timelines and have a material adverse impact on our business, prospects, financial condition and results of operations. Additionally, the production of COVID-19 vaccines may disrupt the availability of raw materials and consumables required to manufacture our product candidates, which could result in decreased manufacturing and supply of these product candidates to support our planned clinical trials or regulatory filings.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as ATYR1923, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our ATYR1923 molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

We currently rely on a single CDMO for process development and scale-up of ATYR1923, including the manufacture of bulk drug substance for our projected needs for initial clinical trials. We anticipate that we will also rely on a single CDMO for process development and scale-up of ATYR2810. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

The global pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions. In 2020, the COVID-19 pandemic was declared a national emergency and many states and municipalities in the United States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). As a result, many of our employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 have negatively impacted productivity and slowed down or delayed our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

•

risk that participants enrolled in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis will acquire COVID-19, or a variant thereof, while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

risk that the production of COVID-19 vaccines may disrupt the availability of raw materials and consumables required to manufacture our product candidates, which could result in decreased manufacturing and supply of these product candidates to support our planned clinical trials or regulatory filings;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and

•	delays or difficulties in completing research required to support our pending patent applications.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis has been and will likely continue to be, negatively affected by the COVID-19 pandemic. In 2020, many clinical trial sites in this clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. While we completed enrollment in December 2020, the availability of results from this clinical trial has been delayed until the third quarter of this year. Although this trial has completed enrollment, the COVID-19 pandemic could impact the anticipated timing of such results, and patients may decide or be required to discontinue participation in the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons.

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

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. The impact of COVID-19 on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration. Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. Additionally, our common stock is currently trading at a price below the exercise price of many of our outstanding options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees.

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

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union (EU) and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, is currently completing an ATYR1923 Phase 1 clinical trial in healthy volunteers in Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and ATYR1923 in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the COVID-19 pandemic.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harm patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security, as well as federal and state healthcare fraud and abuse laws. Our actual or perceived failure to comply with such regulations could have a material adverse effect on our business and financial condition.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients and healthcare providers in connection with clinical trials (Process or Processing) necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

We are, or may become, subject to data privacy and security laws, regulations, and industry standards as well as policies, contracts and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations (each, a Material Adverse Impact). Additionally, given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf.

Additionally, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, including false claims and anti-kickback laws, data privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our research, proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. It is possible that some of our business activities could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative civil and criminal penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and regulatory oversight and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In addition, The European Union’s (EU) General Data Protection Regulation (GDPR), which went into effect in May of 2018, is an example of the increasingly stringent data protection regulation being passed globally. THE GDPR regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

US States have also begun to introduce increasingly comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.  Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. For example, in March 2017, the U.K. government provided official legal notification to the EU that the U.K. will exit the EU (commonly referred to as Brexit), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. In addition, due to the COVID-19 pandemic, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modified certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act enacted in 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures, particularly in light of the new presidential administration. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through May 7, 2021 the closing price of our common stock has ranged between $2.17 and $8.06 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of May 7, 2021, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 29.1% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the three months ended March 31, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We may sell the remaining $4.8 million in the future under the Purchase Agreement.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for a new ATM Offering Program, pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal to up to 3% of the gross proceeds. For the three months ended March 31, 2021, we did not issue any shares under this ATM Offering Program.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss carryforwards (NOLs) that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, (CARES Act) federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income.

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

If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in a Material Adverse Impact.

In the ordinary course of our business, we may Process (as defined above) proprietary, confidential and sensitive information, including personal data (including key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties (collectively, Sensitive Information).

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. We may also use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure or exposure of Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (any, a Security Breach), it may result in a Material Adverse Impact (as defined above), including the diversion of funds to address the breach, and interruptions, delays or outages in our operations and drug development programs.  For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of or damage to our data, theft of our intellectual property, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.

As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in the theft of our intellectual property, have increased in frequency and sophistication. In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; and ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyber attacks, loss of data or other computer assets, and other similar issues.  Due to the COVID-19 pandemic, a significant portion of our workforce works remotely that has increased the risk to our information technology assets and data. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or mitigating their effects. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities.  Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches.

Applicable Data Protection Requirements may require us to notify relevant stakeholders of Security Breaches, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others.  Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts.  There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Requirements related to information security or Security Breaches.

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, privacy and security practices, or Security Breaches we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.6	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.4	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1*	First Amendment to Employment Agreement dated February 5, 2021, by and between the Company and Sanjay S. Shukla, M.D., M.S.	10-K	001-37378	10.19	March 24, 2021
10.2	Common Stock Capital on DemandTM Sales Agreement, between the Registrant and JonesTrading Institutional Services LLC	10-K	001-37378	10.20	March 24, 2021
10.1*	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 4, 2021
14.1	Code of Business Conduct and Ethics, as amended	10-K	001-37378	14.1	March 24, 2021
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement.
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

aTyr Pharma, Inc.

Date: May 14, 2021	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)