Form 10-Q
period 2021-06-30
aTYR PHARMA INC
filed 2021-08-11
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, there were 16,919,872 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,192	$16,952
Available-for-sale investments	41,869	14,737
Other receivables	90	2,039
Prepaid expenses	2,256	1,803
Total current assets	46,407	35,531
Property and equipment, net	751	899
Right-of-use assets	1,685	2,083
Other assets	152	213
Total assets	$48,995	$38,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,224	$1,431
Accrued expenses	4,141	3,572
Current portion of operating lease liability	919	861
Total current liabilities	7,284	5,864
Long-term operating lease liability, net of current portion	906	1,378
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 as of June 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Common stock, $0.001 par value per share; 42,500,000 and 21,425,000 authorized shares as of June 30, 2021 and December 31, 2020, respectively; issued and outstanding shares – 16,307,370 (unaudited) and 11,018,954 as of June 30, 2021 and December 31, 2020, respectively	16	11
Additional paid-in capital	397,091	370,210
Accumulated other comprehensive loss	(61)	(43)
Accumulated deficit	(356,070)	(338,528)
Total aTyr Pharma stockholders’ equity	40,976	31,650
Noncontrolling interest in Pangu BioPharma Limited	(171)	(166)
Total stockholders' equity	40,805	31,484
Total liabilities and stockholders’ equity	$48,995	$38,726

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$189	$—	$8,254
Total revenues	—	189	—	8,254
Operating expenses:
Research and development	7,655	4,361	12,171	7,977
General and administrative	2,790	2,146	5,476	4,736
Total operating expenses	10,445	6,507	17,647	12,713
Loss from operations	(10,445)	(6,318)	(17,647)	(4,459)
Total other income (expense), net	53	(129)	100	(236)
Consolidated net loss	$(10,392)	$(6,447)	$(17,547)	$(4,695)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1	5	2
Net loss attributable to aTyr Pharma, Inc.	$(10,391)	$(6,446)	$(17,542)	$(4,693)
Net loss per share, basic and diluted	$(0.64)	$(0.69)	$(1.16)	$(0.58)
Shares used in computing basic net loss per share, basic and diluted	16,128,473	9,357,432	15,121,721	8,119,612

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Consolidated net loss	$(10,392)	$(6,447)	$(17,547)	$(4,695)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(4)	9	(18)	(4)
Comprehensive loss	$(10,396)	$(6,438)	$(17,565)	$(4,699)
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	1	1	5	2
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(10,395)	$(6,437)	$(17,560)	$(4,697)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Six Months Ended June 30, 2021 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	—	$—	11,018,954	$11	$370,210	$(43)	$(338,528)	$(166)	$31,484
Issuance of common stock upon release of restricted stock units	—	—	4,177	—	—	—	—	—	—
Issuance of common stock from at the market offerings, net of offering costs	—	—	1,988,254	2	9,619	—	—	—	9,621
Issuance of common stock from committed purchase agreement, net of offering costs	—	—	3,000,000	3	15,233	—	—	—	15,236
Stock-based compensation	—	—	—	—	360	—	—	—	360
Net unrealized loss on investments, net of tax	—	—	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	—	—	(7,151)	(4)	(7,155)
Balance as of March 31, 2021	—	—	16,011,385	16	395,422	(57)	(345,679)	(170)	49,532
Issuance of common stock upon exercise of stock options	—	—	553	—	1	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,602	—	5	—	—	—	5
Issuance of common stock from at the market offerings, net of offering costs	—	—	293,830	—	1,265	—	—	—	1,265
Stock-based compensation	—	—	—	—	398	—	—	—	398
Net unrealized loss on investments, net of tax	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(10,391)	(1)	(10,392)
Balance as of June 30, 2021	—	$—	16,307,370	$16	$397,091	$(61)	$(356,070)	$(171)	$40,805

	Six Months Ended June 30, 2020 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	2,679	—	—	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Stock-based compensation	—	—	—	—	423	—	—	—	423
Net unrealized loss on investments, net of tax	—	—	—	—	—	(13)	—	—	(13)
Net income (loss)	—	—	—	—	—	—	1,753	(1)	1,752
Balance as of March 31, 2020	—	—	9,352,498	9	362,723	(53)	(320,551)	(161)	41,967
Issuance of common stock upon release of restricted stock units	—	—	5,999	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,780	—	6	—	—	—	6
Issuance of common stock from at the market offerings, net of offering costs	—	—	23,148	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	378	—	—	—	378
Net unrealized gain on investments, net of tax	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(6,446)	(1)	(6,447)
Balance as of June 30, 2020	—	$—	9,383,425	$9	$363,132	$(44)	$(326,997)	$(162)	$35,938

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(17,547)	$(4,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	313
Stock-based compensation	758	801
Debt discount accretion and non-cash interest expense	—	239
Accretion of discount of available-for-sale investment securities	106	(11)
Amortization of right-of-use assets	411	407
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Other receivables	1,949	(731)
Prepaid expenses and other assets	(405)	(894)
Accounts payable and accrued expenses	1,379	589
Contract liability	—	(7)
Operating lease liability	(414)	(362)
Net cash used in operating activities	(13,519)	(4,345)
Cash flows from investing activities:
Purchases of property and equipment	(113)	(185)
Purchases of available-for-sale investment securities	(40,024)	(18,011)
Maturities of available-for-sale investment securities	12,768	20,150
Proceeds from sale of property and equipment	—	3
Net cash provided by (used in) investing activities	(27,369)	1,957
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	1	—
Proceeds from issuance of common stock through employee stock purchase plan	5	6
Proceeds from issuance of common stock from at the market offerings, net of offering costs	10,886	25
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	15,236	—
Proceeds from issuance of common stock from underwritten follow-on offering, net of offering costs	—	18,779
Repayments on borrowings	—	(4,000)
Net cash provided by financing activities	26,128	14,810
Net change in cash and cash equivalents	(14,760)	12,422
Cash and cash equivalents at beginning of period	16,952	9,210
Cash and cash equivalents at the end of period	$2,192	$21,632

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

Risks and Uncertainties

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included delayed enrollment of our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a condensed consolidated net loss of $17.5 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $356.1 million. We believe that our existing cash, cash equivalents and available-for-sale investments of $44.1 million as of June 30, 2021 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure for these items in our condensed consolidated financial statements and accompanying notes. The most significant estimates in our condensed consolidated financial statements relate to clinical trial and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the assumed exercise or settlement of stock options, restricted stock units, and warrants, or the conversion of preferred stock are anti-dilutive.

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2021	2020
Common stock warrants	13,760	13,904
Common stock options and restricted stock units	1,295,447	693,670
Employee stock purchase plan	1,780	1,780
Total	1,310,987	709,354

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021
Assets:
Current:
Cash equivalents	$1,781	$1,781	$—	$—
Available-for-sale investments:
Asset-backed securities	1,001	—	1,001	—
Commercial paper	22,582	—	22,582	—
Corporate debt securities	17,289	—	17,289	—
Municipal bonds	997	—	997	—
Total available-for-sale investments	41,869	—	41,869	—
Total assets measured at fair value	$43,650	$1,781	$41,869	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Assets:
Current:
Cash equivalents	$13,708	$13,708	$—	$—
Available-for-sale investments:
Asset-backed securities	2,219	—	2,219	—
Commercial paper	5,494	—	5,494	—
Corporate debt securities	7,024	—	7,024	—
Total available-for-sale investments	14,737	—	14,737	—
Total assets measured at fair value	$28,445	$13,708	$14,737	$—

As of June 30, 2021 and December 31, 2020, available-for-sale investments are detailed as follows (in thousands):

		June 30, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	Within 1 year	$1,001	$—	$—	$1,001
Commercial paper	Within 1 year	22,583	1	(2)	22,582
Corporate debt securities	1 to 2 years	17,296	—	(7)	17,289
Municipal bonds	Within 2 years	1,000	—	(3)	997
		$41,880	$1	$(12)	$41,869

		December 31, 2020
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	Within 1 year	$2,218	$1	$—	$2,219
Commercial paper	Within 1 year	5,491	3	—	5,494
Corporate debt securities	Within 1 year	7,021	3	—	7,024
		$14,730	$7	$—	$14,737

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

As of June 30, 2021, all of our available-for-sale investments have a variety of effective maturity dates of less than two years. As of June 30, 2021, 17 out of 25 available-for-sale investments were in gross unrealized loss positions.

3. License and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for interstitial lung diseases (ILD) in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of ATYR1923. ATYR1923 was observed to be generally safe and well-tolerated with no drug-related serious adverse events and pharmacokinetics findings were consistent with previous studies of ATYR1923. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

Following the first anniversary of the effective date of the Kyorin Agreement, Kyorin had the right to terminate the agreement for any reason upon 90 days advance written notice. Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

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

For the six months ended June 30, 2021, there were no activities that triggered additional license and collaboration agreement revenue. For the six months ended June 30, 2020, we recognized $8.0 million as license and collaboration agreement revenue for the upfront payment received.

Both the remaining milestones and royalty payments under the Kyorin Agreement are variable consideration. Since milestone payments are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included as revenue. We will apply constraint to these amounts until the milestone is probable of being achieved. The royalties are dependent on future sales by Kyorin which are at the full discretion of Kyorin. Accordingly, we will apply a constraint to these amounts until the future sales have occurred.

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant funded approximately 50% of the total estimated project cost and we contributed the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region became effective April 1, 2020.

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for the three months ended June 30, 2021 and 2020 were $0.1 million and $47,000, respectively. Expenses for the six months ended June 30, 2021 and 2020 were approximately $0.3 million and $47,000, respectively.

4. Commitments and Contingencies

Facility Leases

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of June 30, 2021 were as follows (in thousands):

Operating Lease
2021	$521
2022	1,062
2023	404
Less: Amount representing interest	(162)
Present value of lease payments	1,825
Less: Current portion of operating lease liability	(919)
Long-term operating lease liability, net of current portion	$906

For each of the three months ended June 30, 2021 and 2020, we recorded an operating lease cost of $0.2 million. For each of the six months ended June 30, 2021 and 2020, we recorded an operating lease cost of $0.5 million. As of June 30, 2021, the weighted-average remaining lease term was 1.9 years and the weighted-average discount rate was 9.6%.

5. Stockholders’ Equity

At the Market Offering Program

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an at-the-market offering (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright was entitled to a commission at a fixed rate equal to 3% of the gross proceeds. In March 2021, the ATM Offering Program with Wainwright automatically terminated upon the issuance and sale of all of the shares of common stock having an aggregate offering price of $20.0 million. Prior to the termination of the sales agreement with Wainwright, in 2021, we sold an aggregate of 1,988,254 shares of common stock at an average price of $4.99 per share for net proceeds of $9.6 million under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for a new ATM Offering Program, pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal of up to 3% of the gross proceeds. For the six months ended June 30, 2021, we sold an aggregate of 293,830 shares of common stock at an average price of $4.72 per share for net proceeds of $1.3 million under the ATM Offering Program.

Underwritten Follow-On Public Offering

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 635,294 shares of common stock. The total gross proceeds from the underwritten follow-on public offering, including the underwriters’ option to purchase additional shares, was approximately $18.8 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the six months ended June 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

June 30, 2021
Common stock warrants	13,760
Common stock options and restricted stock units	1,295,447
Shares available under the 2015 equity incentive plan	415,697
Shares available under the employee stock purchase plan	73,713
1,798,617

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2021:

	Number of Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2020	576,534	$23.33
Granted	745,739	$4.48
Exercises	(553)	$2.70
Canceled/forfeited/expired	(33,773)	$25.18
Outstanding as of June 30, 2021	1,287,947	$12.43

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	5.50– 6.08	5.50 – 6.07	5.50 – 6.08	5.50 – 6.07
Risk-free interest rate	1.07% – 1.09%	0.4%	0.6% – 1.09%	0.4% – 1.5%
Expected volatility	87.41% – 88.29%	103.3% – 109.7%	88.3% – 104.8%	102.2% – 109.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2021:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	7,677	$5.32
Granted	4,000	$3.89
Released	(4,177)	$6.18
Balance as of June 30, 2021	7,500	$4.08

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, employee stock purchase plan and restricted stock units is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$66	$68	$128	$130
General and administrative	334	310	630	671
Total stock-based compensation expense	$400	$378	$758	$801

6. Subsequent Events

From July 1, 2021 through August 9, 2021, we sold an aggregate of 610,442 shares of common stock at a weighted-average price of $4.76 per share through the ATM Offering Program for net proceeds of $2.8 million.

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

Our lead clinical product candidate, ATYR1923, a is a selective modulator of NRP2 that downregulates both the innate and adaptive immune responses in uncontrolled inflammatory disease states. We are developing ATYR1923 as a potential disease-modifying therapy for patients with severe inflammatory lung diseases with high unmet medical need. This includes interstitial lung diseases (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung, and severe respiratory complications caused by COVID-19. We selected pulmonary sarcoidosis as our first ILD indication and completed enrollment in a Phase 1b/2a multi-center clinical trial. The study has been designed to evaluate the safety, tolerability, steroid-sparing effect and immunogenicity of multiple doses of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary clinical activity of ATYR1923. In July 2021, we announced completion of the last patient visit and expect to report data in mid-September 2021. The results of this study will guide future development of ATYR1923 in pulmonary sarcoidosis and provide insight for the potential of ATYR1923 in other ILD such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD).

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

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILD in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, is a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. ATYR1923 was observed to be generally safe and well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of ATYR1923.We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The two-year project was funded by the Hong Kong government’s Innovation and Technology Commission under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The grant was funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%.

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

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included delayed enrollment of our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Capital Resources

We have incurred losses and negative cash flows in each year from operations since our inception. As of June 30, 2021, we had an accumulated deficit of $356.1 million and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2021, we had cash, cash equivalents and available-for-sale investments of $44.1 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

From our inception through June 30, 2021, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

Sales of Equity Securities

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) for an at-the-market offering (ATM Offering Program) under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering

Program to $20.0 million. Wainwright was entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. In March 2021, the ATM Offering with Wainwright automatically terminated upon the issuance and sale of all of the shares having an aggregate offering price of $20.0 million. Under the ATM Offering Program with Wainwright, during 2020, we sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per share for net proceeds of $6.4 million. Prior to the termination of the sales agreement with Wainwright, in 2021, we sold an aggregate of 1,988,254 shares of common stock at an average price of $4.99 per share for net proceeds of $9.6 million.

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

Additionally, in September 2020, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the six months ended June 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) to create an ATM Offering Program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million. JonesTrading is entitled to a commission at a commission rate up to 3% of the gross proceeds. For the six months ended June 30, 2021, we sold an aggregate of 293,830 shares of common stock at an average price of $4.72 per share for net proceeds of $1.3 million under the ATM Offering Program.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(13,519)	$(4,345)
Investing activities	(27,369)	1,957
Financing activities	26,128	14,810
Net change in cash and cash equivalents	$(14,760)	$12,422

Operating activities. Net cash used in operating activities for the six months ended June 30, 2021 was primarily related to our net loss of $17.5 million, adjusted for non-cash stock-based compensation expense of $0.8 million and net cash inflows from the changes in our operating assets and liabilities of $2.5 million. Net cash provided by operating activities for the six months ended June 30, 2020 was primarily related to our net loss of $4.7 million, adjusted for non-cash stock-based compensation expense of $0.8 million and net cash outflows from the changes in our operating assets and liabilities of $1.4 million.

Investing activities. Net cash provided by (used in) investing activities for the six months ended June 30, 2021 and 2020 was $(27.4) million and $2.0 million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of $10.9 million proceeds from the issuance of common stock through the ATM Offering Program, net of offering costs and $15.2 million proceeds from the issuance of common stock through the Purchase Agreement, net of offering costs. Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of $18.8 million in proceeds from the issuance of common stock through an underwritten follow-on public offering in February 2020, net of offering costs, offset by a $4.0 million repayment on our term loans.

Funding Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance ATYR1923 in clinical development, including manufacturing and technology transfer activities for ATYR1923, continue IND-enabling studies and manufacturing activities for ATYR2810, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future;

•	delays of our current and planned clinical trials of ATYR1923 and any resulting cost increases as a result of the COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO);
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the three months and six months ended June 30, 2021, as compared to those disclosed in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma as of June 30, 2021. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into a collaboration and license agreement with Kyorin for the development and commercialization of ATYR1923 for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. The Phase 1 trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, PK and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. ATYR1923 was observed to be generally safe and well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of ATYR1923. We received an $8.0 million upfront payment and a $2.0 milestone payment and we are eligible to receive an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

For the six months ended June 30, 2021, there were no activities that triggered additional license and collaboration agreement revenue.

Following the first anniversary of the effective date of the Kyorin Agreement, Kyorin had the right to terminate the agreement for any reason upon 90 days advance written notice. Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and potentially future years and will consist primarily of costs related to our clinical development and manufacturing of ATYR1923 for patients with pulmonary sarcoidosis, including the costs associated with technology transfer to an additional CDMO of ATY1923, our preclinical development and manufacturing of ATYR2810 and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. In particular, as a result of the COVID-19 pandemic, many clinical trial sites in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial which delayed completion of this clinical trial.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Increase /
	2021	2020	(Decrease)
License and collaboration agreement revenues	$—	$189	$(189)
Research and development expenses	7,655	4,361	3,294
General and administrative expenses	2,790	2,146	644
Other income (expense), net	53	(129)	(182)

License and collaboration agreement revenues. Revenues for the three months ended June 30, 2020 consisted primarily from a collaboration agreement that was completed as of December 31, 2020.

Research and development expenses. Research and development expenses were $7.7 million and $4.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $3.3 million was due primarily to a $3.5 million increase in manufacturing costs for ATYR1923 and a $0.8 million increase in research and development expenses related to ATYR1923 and ATYR2810 programs. The increase was offset by a $1.0 million decrease in clinical trials costs.

General and administrative expenses. General and administrative expenses were $2.7 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $0.6 million was due primarily to a $0.4 million increase in payroll related expenses and a $0.2 million increase in professional fees.

Other income (expense), net. Other income (expense), net was $0.1 million and $(0.1) million for the three months ended June 30, 2021 and 2020, respectively. The change was primarily a result of repayment of our term loans in November 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Increase /
	2021	2020	(Decrease)
License and collaboration agreement revenues	$—	$8,254	$(8,254)
Research and development expenses	12,171	7,977	4,194
General and administrative expenses	5,476	4,736	740
Other income (expense), net	100	(236)	(336)

License and collaboration agreement revenues. Revenues for the six months ended June 30, 2020 consisted primarily of $8.0 million of license revenue under the Kyorin Agreement.

Research and development expenses. Research and development expenses were $12.2 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $4.2 million was due primarily to a $3.8 million increase in manufacturing costs for ATYR1923, a $1.3 million increase in research and development expenses related to ATYR1923 and ATYR2810 programs. The increase was offset by a $1.0 million decrease on clinical trials costs.

General and administrative expenses. General and administrative expenses were $5.5 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $0.7 million was due primarily to a $0.5 million increase in payroll related expenses and a $0.2 million increase in professional fees.

Other income (expense), net. Other income (expense), net was $0.1 million and $(0.2) million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily a result of repayment of our term loans in November 2020.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risks Associated with Our Business

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found following this summary and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2021, our cash, cash equivalents and available-for-sale investments were approximately $44.1 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

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
•

the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO), and any delays in the manufacturing of study drug as a result of the COVID-19 pandemic;

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including a condensed consolidated net loss of $17.5 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $356.1 million.

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

Any delay in or inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our planned technology transfer to another CDMO for bulk drug substance and production capacity changes for ATYR1923), we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

If the results of our clinical trials, including our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation; or experience damage to our reputation.

To date, the safety and efficacy of ATYR1923 in humans has not been studied to a significant extent and ATYR2810 has not been studied in humans at all. Accordingly, ATYR1923, ATYR2810 and any future product candidates could potentially cause adverse events that have not yet been predicted. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease.

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our ATYR1923 Phase 1b/2a trial in patients with pulmonary sarcoidosis, with many sites pausing enrollment and patients choosing not to enroll or continue participating in ongoing trials. While we completed enrollment in December 2020, the availability of results from the Phase 1b/2a clinical trial has been delayed to mid-September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our future trials due to the COVID-19 pandemic, including the emergence of new variants of COVID-19.

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

In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, in December 2019, we announced results from a blinded interim analysis of safety and tolerability, the primary endpoint of our ATYR1923 Phase 1b/2a clinical trial in pulmonary sarcoidosis patients. These results may not be consistent with final data for this trial. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

For example, we are currently evaluating ATYR1923 in a Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. While we have fully enrolled our Phase 1b/2a clinical trial, the eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons. In addition, the COVID-19 pandemic impacted patient enrollment in our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis. In 2020, many clinical trial sites in our Phase 1b/2a clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. Although this clinical trial has completed enrollment, COVID-19 has impacted the anticipated timing of such results.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a clinical trial in a timely manner may also be affected by other factors, including, but not limited to:

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

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of ATYR1923 may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of NRP2 in the mechanism of action of ATYR1923, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Although we were able to establish proof-of-mechanism for ATYR1923 in our Phase 2 study in COVID-19 patients, this may not be substantiated in other clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

We have previously conducted and we or our third party collaborators may conduct additional clinical trials of ATYR1923 outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of ATY1923 in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous ATYR1923 in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for ATYR1923 in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin, conducted a ATYR1923 Phase 1 study in healthy volunteers in Japan.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940 (slightly truncated recombinant HARS protein), completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response. In addition, some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we observed a decreased rate of IRRs in our clinical trials, but we cannot assure that these measures will be effective in minimizing the occurrence of generalized IRRs or the formation of anti-drug antibodies in our ATYR1923 clinical trial in patients with pulmonary sarcoidosis or any future clinical trials, or result in the retention of patients in these clinical trials. However, we did not observe IRRs in our interim safety data analyses of our Phase 1b/2a clinical trial of ATYR1923 in pulmonary sarcoidosisor in our other ATYR1923 clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immuno-modulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as ATYR1923, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our ATYR1923 molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we recently engaged an additional CDMO to manufacture ATYR1923 and will need to complete a technology transfer and validation process before the new CDMO will be able to produce additional bulk drug substance for our clinical trials or otherwise. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. For example, while we are eligible to receive up to an additional $165.0 million in milestone payments under the Kyorin Agreement, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan, whether and when we receive these payments will depend on Kyorin’s development and commercialization of ATYR1923 in Japan, over which we have limited control. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

We currently rely on a single CDMO for process development and scale-up of ATYR1923, including the manufacture of bulk drug substance for our projected needs for initial clinical trials. We have recently entered an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance for future clinical trials.  Subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing. We rely on a single CDMO for process development and scale-up of ATYR2810. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

The global pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions. In 2020, the COVID-19 pandemic was declared a national emergency and many states and municipalities in the United States announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). As a result, many of our employees telecommuted and some employees continue to do so, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 have negatively impacted productivity and slowed down or delayed our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In the event that government authorities were to again implement restrictions, including due to the emergence of new variants of COVID-19, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

•

risk that participants enrolled in future clinical trials will acquire COVID-19, or a variant thereof, while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

Our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis was negatively affected by the COVID-19 pandemic. In 2020, many clinical trial sites in this clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. While we completed enrollment in December 2020, the availability of results from this clinical trial has been delayed until mid-September 2021.

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

COVID-19 and actions taken to reduce its spread continue to rapidly evolve, including the emergence of new variants and additional actions taken in response to their spread. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union (EU) and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted an ATYR1923 Phase 1 clinical trial in healthy volunteers in Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and ATYR1923 in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the COVID-19 pandemic.

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security, as well as federal and state healthcare fraud and abuse laws. Our actual or perceived failure to comply with such regulations could have a material adverse effect on our business and financial condition including a disruption of clinical trials or commercialization of products.

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

Additionally, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, including false claims and anti-kickback laws, data privacy and security laws, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our research, proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. It is possible that some of our business activities could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative civil and criminal penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and regulatory oversight and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Further, there is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with the GDPR. For example, it is unclear whether the authorities will conduct random audits of companies doing business in the EU, or act solely after complaints are filed claiming a violation of the GDPR. The lack of compliance standards and precedent, enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, financial condition, results of operations and prospects.

States within the United States have also begun to introduce increasingly comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.  Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape and increase compliance costs. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, we recently engaged an additional CDMO to manufacture ATYR1923 bulk drug substance and will need to complete a technology transfer and validation process before the new CDMO will be able to produce additional bulk drug substance for our clinical trials or otherwise. The new CDMO has not previously manufactured ATYR1923 bulk drug substance, which subjects us to heighted risks that it will experience delays in validating the manufacturing process. If the new CDMO experiences such delays, particularly delays in producing ATYR1923 in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA.  In addition, due to the fact that all prior cGMP batches of ATYR1923, including those that we intend to use in an initial pivotal trial, have been produced by our existing CDMO, we may be required to complete comparability studies prior to using ATYR1923 produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA.  If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could compete with our product candidate, ATYR1923 for the treatment of pulmonary sarcoidosis and other ILD.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modified certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.  It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures, particularly in light of the new presidential administration. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through August 9, 2021 the closing price of our common stock has ranged between $2.17 and $8.06 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of August 9, 2021, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 31.3% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the six months ended June 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We may sell the remaining $4.8 million in the future under the Purchase Agreement.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for a new at-the-market offering (ATM Offering Program), pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal to up to 3% of the gross proceeds. For the six months ended June 30, 2021, we sold an aggregate of 293,830 shares of common stock at an average price of $4.72 per share for net proceeds of $1.2 million under the ATM Offering Program.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We have experienced ownership changes in the past, and may experience a future ownership change, under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. We may also use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure or exposure of Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (any, a Security Breach), it may result in a Material Adverse Impact (as defined above), including the diversion of funds to address the breach, and interruptions, delays or outages in our operations and drug development programs.  For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of or damage to our data, theft of our intellectual property, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.

As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, which could result in the theft of our intellectual property, have increased in frequency and sophistication. In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; and ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. We may also be the subject of phishing attacks, server malfunction, software or hardware failures, supply-chain cyber attacks, loss of data or other computer assets, and other similar issues. Particularly, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials or needed to train our algorithm), and other Material Adverse Impacts. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services.

Additionally, due to the COVID-19 pandemic, a significant portion of our workforce works remotely that has increased the risk to our information technology assets and data. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that we, or any third-party partner, will be successful in preventing cyber-attacks or mitigating their effects. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities.  Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.6	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.4	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1*	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 4, 2021
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement.
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

aTyr Pharma, Inc.

Date: August 11, 2021	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)