Form 10-Q
period 2021-09-30
aTYR PHARMA INC
filed 2021-11-12
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, there were 27,790,677 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,742	$16,952
Available-for-sale investments	56,612	14,737
Other receivables	129	2,039
Prepaid expenses	5,089	1,803
Total current assets	121,572	35,531
Property and equipment, net	707	899
Right-of-use assets	1,479	2,083
Other assets	158	213
Total assets	$123,916	$38,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$900	$1,431
Accrued expenses	3,971	3,572
Current portion of operating lease liability	949	861
Total current liabilities	5,820	5,864
Long-term operating lease liability, net of current portion	657	1,378
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 as of September 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Common stock, $0.001 par value per share; 42,500,000 and 21,425,000 authorized shares as of September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares – 27,790,677 (unaudited) and 11,018,954 as of September 30, 2021 and December 31, 2020, respectively	28	11
Additional paid-in capital	481,390	370,210
Accumulated other comprehensive loss	(69)	(43)
Accumulated deficit	(363,737)	(338,528)
Total aTyr Pharma stockholders’ equity	117,612	31,650
Noncontrolling interest in Pangu BioPharma Limited	(173)	(166)
Total stockholders' equity	117,439	31,484
Total liabilities and stockholders’ equity	$123,916	$38,726

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$148	$—	$8,402
Total revenues	—	148	—	8,402
Operating expenses:
Research and development	5,138	4,616	17,309	12,593
General and administrative	2,590	2,044	8,066	6,780
Total operating expenses	7,728	6,660	25,375	19,373
Loss from operations	(7,728)	(6,512)	(25,375)	(10,971)
Total other income (expense), net	59	(88)	159	(324)
Consolidated net loss	$(7,669)	$(6,600)	$(25,216)	$(11,295)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	2	1	7	3
Net loss attributable to aTyr Pharma, Inc.	$(7,667)	$(6,599)	$(25,209)	$(11,292)
Net loss per share, basic and diluted	$(0.42)	$(0.68)	$(1.56)	$(1.31)
Shares used in computing net loss per share, basic and diluted	18,159,231	9,648,534	16,145,351	8,632,972

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Consolidated net loss	$(7,669)	$(6,600)	$(25,216)	$(11,295)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(8)	2	(26)	(2)
Comprehensive loss	$(7,677)	$(6,598)	$(25,242)	$(11,297)
Comprehensive loss attributable to noncontrolling interest Pangu BioPharma Limited	2	1	7	3
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(7,675)	$(6,597)	$(25,235)	$(11,294)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Nine Months Ended September 30, 2021 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	—	$—	11,018,954	$11	$370,210	$(43)	$(338,528)	$(166)	$31,484
Issuance of common stock upon release of restricted stock units	—	—	4,177	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	1,988,254	2	9,619	—	—	—	9,621
Issuance of common stock from committed purchase agreement, net of offering costs	—	—	3,000,000	3	15,233	—	—	—	15,236
Stock-based compensation	—	—	—	—	360	—	—	—	360
Net unrealized loss on investments, net of tax	—	—	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	—	—	(7,151)	(4)	(7,155)
Balance as of March 31, 2021	—	—	16,011,385	16	395,422	(57)	(345,679)	(170)	49,532
Issuance of common stock upon exercise of stock options	—	—	553	—	1	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	—	—	1,602	—	5	—	—	—	5
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	293,830	—	1,265	—	—	—	1,265
Stock-based compensation	—	—	—	—	398	—	—	—	398
Net unrealized loss on investments, net of tax	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(10,391)	(1)	(10,392)
Balance as of June 30, 2021	—	—	16,307,370	16	397,091	(61)	(356,070)	(171)	40,805
Issuance of common stock upon exercise of stock options	—	—	9,620	—	58	—	—	—	58
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	692,437	1	3,183	—	—	—	3,184
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	10,781,250	11	80,616	—	—	—	80,627
Stock-based compensation	—	—	—	—	442	—	—	—	442
Net unrealized loss on investments, net of tax	—	—	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	—	—	(7,667)	(2)	(7,669)
Balance as of September 30, 2021	—	$—	27,790,677	$28	$481,390	$(69)	$(363,737)	$(173)	$117,439

	Nine Months Ended September 30, 2020 (unaudited)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	2,679	—	—	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Stock-based compensation	—	—	—	—	423	—	—	—	423
Net unrealized loss on investments, net of tax	—	—	—	—	—	(13)	—	—	(13)
Net income (loss)	—	—	—	—	—	—	1,753	(1)	1,752
Balance as of March 31, 2020	—	—	9,352,498	9	362,723	(53)	(320,551)	(161)	41,967
Issuance of common stock upon release of restricted stock units	—	—	5,999	—	—	—	—	—	—

Issuance of common stock pursuant to employee stock purchase plan	—	—	1,780	—	6	—	—	—	6
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	23,148	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	378	—	—	—	378
Net unrealized gain on investments, net of tax	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(6,446)	(1)	(6,447)
Balance as of June 30, 2020	—	—	9,383,425	9	363,132	(44)	(326,997)	(162)	35,938
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	607,537	1	2,333	—	—	—	2,334
Stock-based compensation	—	—	—	—	324	—	—	—	324
Net unrealized gain on investments, net of tax	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(6,599)	(1)	(6,600)
Balance as of September 30, 2020	—	$—	9,990,962	$10	$365,789	$(42)	$(333,596)	$(163)	$31,998

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(25,216)	$(11,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367	441
Stock-based compensation	1,200	1,125
Debt discount accretion and non-cash interest expense	—	324
Accretion of discount of available-for-sale investment securities	143	55
Amortization of right-of-use assets	617	579
Loss on disposal of property and equipment	—	10
Changes in operating assets and liabilities:
Other receivables	1,910	(145)
Prepaid expenses and other assets	(3,244)	(1,146)
Accounts payable and accrued expenses	(133)	862
Contract liability	—	(155)
Operating lease liability	(633)	(555)
Net cash used in operating activities	(24,989)	(9,900)
Cash flows from investing activities:
Purchases of property and equipment	(174)	(197)
Purchases of available-for-sale investment securities	(68,811)	(20,168)
Maturities of available-for-sale investment securities	26,767	24,050
Proceeds from sale of property and equipment	—	12
Net cash provided by (used in) investing activities	(42,218)	3,697
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	59	—
Proceeds from issuance of common stock through employee stock purchase plan	5	6
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	14,070	2,359
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	15,236	—
Proceeds from issuance of common stock from underwritten follow-on offering, net of offering costs	80,627	18,779
Repayments on borrowings	—	(6,000)
Net cash provided by financing activities	109,997	15,144
Net change in cash and cash equivalents	42,790	8,941
Cash and cash equivalents at beginning of period	16,952	9,210
Cash and cash equivalents at the end of period	$59,742	$18,151

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

Risks and Uncertainties

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included delayed enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in planned clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the Food and Drug Administration or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a condensed consolidated net loss of $25.2 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $363.7 million. We believe that our existing cash, cash equivalents and available-for-sale investments of $116.4 million as of September 30, 2021 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Nine Months Ended September 30,
	2021	2020
Common stock warrants	13,760	13,904
Common stock options and restricted stock units	1,279,036	582,582
Employee stock purchase plan	1,780	1,780
Total	1,294,576	598,266

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Assets:
Current:
Cash equivalents	$59,435	$59,435	$—	$—
Available-for-sale investments:
Commercial paper	27,272	—	27,272	—
Corporate debt securities	27,251	—	27,251	—
Municipal bonds	2,089	—	2,089	—
Total available-for-sale investments	56,612	—	56,612	—
Total assets measured at fair value	$116,047	$59,435	$56,612	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Assets:
Current:
Cash equivalents	$13,708	$13,708	$—	$—
Available-for-sale investments:
Asset-backed securities	2,219	—	2,219	—
Commercial paper	5,494	—	5,494	—
Corporate debt securities	7,024	—	7,024	—
Total available-for-sale investments	14,737	—	14,737	—
Total assets measured at fair value	$28,445	$13,708	$14,737	$—

As of September 30, 2021 and December 31, 2020, available-for-sale investments are detailed as follows (in thousands):

		September 30, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$27,277	$1	$(6)	$27,272
Corporate debt securities	1 to 2 years	27,264	2	(15)	27,251
Municipal bonds	Within 2 years	2,090	—	(1)	2,089
		$56,631	$3	$(22)	$56,612

		December 31, 2020
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	Within 1 year	$2,218	$1	$—	$2,219
Commercial paper	Within 1 year	5,491	3	—	5,494
Corporate debt securities	Within 1 year	7,021	3	—	7,024
		$14,730	$7	$—	$14,737

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

As of September 30, 2021, all of our available-for-sale investments had a variety of effective maturity dates of less than two years. As of September 30, 2021, 19 out of 30 available-for-sale investments were in gross unrealized loss positions.

3. License and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for interstitial lung diseases (ILD) in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of ATYR1923. ATYR1923 was observed to be generally safe and well-tolerated with no drug-related serious adverse events and pharmacokinetics findings were consistent with previous studies of ATYR1923. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

Following the first anniversary of the effective date of the Kyorin Agreement, Kyorin had the right to terminate the agreement for any reason upon 90 days advance written notice. In addition, either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

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

For the nine months ended September 30, 2021, there were no activities that triggered additional license and collaboration agreement revenue. For the nine months ended September 30, 2020, we recognized $8.0 million as license and collaboration agreement revenue for the upfront payment received.

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

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for each of the three months ended September 30, 2021 and 2020 were $0.1 million. Expenses for the nine months ended September 30, 2021 and 2020 were approximately $0.3 million and $0.1 million, respectively.

4. Commitments and Contingencies

Facility Leases

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of September 30, 2021 were as follows (in thousands):

Operating Lease
2021	$262
2022	1,062
2023	404
Less: Amount representing interest	(122)
Present value of lease payments	1,606
Less: Current portion of operating lease liability	(949)
Long-term operating lease liability, net of current portion	$657

For each of the three months ended September 30, 2021 and 2020, we recorded an operating lease cost of $0.2 million. For each of the nine months ended September 30, 2021 and 2020, we recorded an operating lease cost of $0.7 million. As of September 30, 2021, the weighted-average remaining lease term was 1.7 years and the weighted-average discount rate was 9.6%.

5. Stockholders’ Equity

Underwritten Follow-On Public Offerings

In September 2021, we completed an underwritten follow-on public offering of 10,781,250 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $8.00 per share. The total net proceeds from the offering were approximately $80.6 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 635,294 shares of common stock. The total net proceeds from the offering were approximately $18.8 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

At the Market Offering Programs

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering (ATM Offering Program), pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal of up to 3% of the gross proceeds. For the nine months ended September 30, 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the JonesTrading ATM Offering Program.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) with respect to an ATM Offering Program under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Wainwright was entitled to a commission at a fixed rate equal to 3% of the gross proceeds. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering Program to $20.0 million. Wainwright was entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. In March 2021, the ATM Offering Program with Wainwright automatically terminated upon the issuance and sale of all of the shares of common stock having an aggregate offering price of $20.0 million. Under the ATM Offering Program with Wainwright, during 2020, we sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per share for net proceeds of $6.4 million. Prior to the termination of the sales agreement with Wainwright, in 2021, we sold an aggregate of 1,988,254 shares of common stock at an average price of $4.99 per share for net proceeds of $9.6 million under the Wainwright ATM Offering Program.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that,

upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the nine months ended September 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

September 30, 2021
Common stock warrants	13,760
Common stock options and restricted stock units	1,279,036
Shares available under the 2015 equity incentive plan	422,488
Shares available under the employee stock purchase plan	73,713
1,788,997

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2021:

	Number of Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2020	576,534	$23.33
Granted	749,539	$4.48
Exercises	(10,173)	$5.86
Canceled/forfeited/expired	(44,364)	$22.87
Outstanding as of September 30, 2021	1,271,536	$12.42

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	5.98– 6.06	6.02 – 6.07	5.50 – 6.08	5.50 – 6.07
Risk-free interest rate	0.8%-1.1%	0.3% – 0.4%	0.6% – 1.1%	0.3% – 1.5%
Expected volatility	86.3% – 86.9%	108.0% – 108.1%	86.3% – 104.8%	102.2% – 109.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2021:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	7,677	$5.32
Granted	4,000	$3.89
Released	(4,177)	$6.18
Balance as of September 30, 2021	7,500	$4.08

Stock-based Compensation

The allocation of stock-based compensation for all options, including performance options with a market condition, employee stock purchase plan and restricted stock units is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$70	$64	$198	$194
General and administrative	372	260	1,002	931
Total stock-based compensation expense	$442	$324	$1,200	$1,125

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

Our lead clinical product candidate, ATYR1923, a fusion protein comprised of the immuno-modulatory domain of histidyl-tRNA synthetase fused to the FC region of a human antibody, is a selective modulator of NRP2 that downregulates innate and adaptive immune response in inflammatory disease states. We are developing ATYR1923 as a potential disease-modifying therapy for patients with severe inflammatory lung diseases with high unmet medical need. This includes interstitial lung diseases (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung, and severe respiratory complications caused by COVID-19. We designed a Phase 1b/2a multiple-ascending dose, double-blind, placebo-controlled clinical trial in patients with pulmonary sarcoidosis, a major form of ILD, to evaluate the safety, tolerability, steroid-sparing effect and immunogenicity of ATYR1923 and to evaluate established clinical endpoints and certain biomarkers to assess preliminary clinical activity of ATYR1923. In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. ATYR1923 was safe and well-tolerated at all doses with no drug-related serious adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for ATYR1923 on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, sarcoidosis symptom measures and inflammatory biomarkers. Based on the results of this study, we plan to meet with the U.S. Food and Drug Administration (FDA) to present these data and our plans for subsequent clinical development and path to registration for ATYR1923 for pulmonary sarcoidosis, and we expect to initiate a registrational trial next year. Based on the results of this study, we believe in the potential of ATYR1923 in other ILD, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD).

In response to the COVID-19 pandemic, we conducted a Phase 2 study in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety and preliminary efficacy of ATYR1923 as compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, intravenous (IV) dose of ATYR1923 was generally well-tolerated in both the 1.0 and

3.0 mg/kg treatment groups, with no drug-related serious adverse events. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with ATYR1923 demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo. We plan on leveraging data from our ATYR1923 Phase 2 clinical trial in COVID-19 patients with severe respiratory complications for our mechanistic understanding of ATYR1923 and for its application in ILD. Future development plans in COVID-19 are being assessed in light of the evolving pandemic and therapeutics landscape and availability of non-dilutive financing.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of ATYR1923 for ILD in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. ATYR1923 was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of ATYR1923. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

In conjunction with our clinical development of ATYR1923, we have in parallel been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. In November 2020, we declared our lead Investigational New Drug (IND) candidate in oncology from our NRP2 antibody program, ATYR2810. ATYR2810 is a fully humanized monoclonal antibody that specifically and functionally blocks the interaction between NRP2 and one of its primary ligands, vascular endothelial growth factor (VEGF). NRP2 is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated. ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated and we plan to submit an IND application and initiate a Phase 1 clinical trial in 2022.

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

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included delayed enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee's ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in planned clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations in each year since our inception. As of September 30, 2021, we had an accumulated deficit of $363.7 million and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash, cash equivalents and available-for-sale investments of $116.4 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

From our inception through September 30, 2021, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

Sales of Equity Securities

In September 2021, we completed an underwritten follow-on public offering of 10,781,250 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $8.00 per share. The total net proceeds from the offering were approximately $80.6 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In February 2020, we completed an underwritten follow-on public offering of 4,235,294 shares of our common stock at a price to the public of $4.25 per share. In March 2020, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 635,294 shares of common stock. The total net proceeds from the offering were approximately $18.8 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) to create an at-the-market offering (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million. JonesTrading is entitled to a commission at a commission rate up to 3% of the gross proceeds. For the nine months ended September 30, 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the JonesTrading ATM Offering Program.

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

Additionally, in September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the nine months ended September 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(24,989)	$(9,900)
Investing activities	(42,218)	3,697
Financing activities	109,997	15,144
Net change in cash and cash equivalents	$42,790	$8,941

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $25.0 million and $9.9 million, respectively. The fluctuation in net cash used in operating activities resulted primarily from our net loss adjusted for non-cash stock-based compensation expense and net cash inflows or outflows from the changes in our operating assets and liabilities.

Investing activities. Net cash provided by (used in) investing activities for the nine months ended September 30, 2021 and 2020 was $(42.2) million and $3.7 million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of $80.6 million in proceeds from the issuance of common stock in an underwritten follow-on public offering, net of offering costs, $15.2 million in proceeds from the issuance of common stock through the Purchase Agreement, net of offering costs and $14.1 million in proceeds from the issuance of common stock through the ATM Offering Programs, net of offering costs. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of $18.8 million in proceeds from the issuance of common stock in an underwritten follow-on public offering in February 2020, net of offering costs and $2.4 million in proceeds from the issuance of common stock through the Wainwright ATM Offering Program, net of offering costs, offset by a $6.0 million repayment on our term loans.

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

•	the costs, timing and outcome of regulatory review of our product candidates;
•	delays of our planned clinical trials of ATYR1923 and ATYR2810;
•	any resulting cost increases as a result of the COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO);
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products purposes. These contracts generally provide for termination after a notice period, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Our contractual obligations have not materially changed outside the ordinary course of our business during the three months and nine months ended September 30, 2021, as compared to those disclosed in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma as of September 30, 2021. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into a collaboration and license agreement with Kyorin for the development and commercialization of ATYR1923 for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize ATYR1923 in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of ATYR1923 (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. The Phase 1 trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, PK and immunogenicity of ATYR1923 in 32 healthy Japanese male volunteers. ATYR1923 was observed to be generally safe and well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of ATYR1923. We received an $8.0 million upfront payment and a $2.0 milestone payment and we are eligible to receive an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

For the nine months ended September 30, 2021, there were no activities that triggered additional license and collaboration agreement revenue.

Kyorin has the right to terminate the agreement for any reason upon 90 days advance written notice. In addition, either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will increase in the current year and potentially future years and will consist primarily of costs related to our clinical development and manufacturing of ATYR1923 for patients with pulmonary sarcoidosis, including the costs associated with technology transfer to an additional CDMO of ATYR1923, our preclinical development, planned clinical development and manufacturing of ATYR2810 and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. For instance, as a result of the COVID-19 pandemic, many clinical trial sites in our ATYR1923 Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial which delayed the results of this clinical trial.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Increase /
	2021	2020	(Decrease)
License and collaboration agreement revenues	$—	$148	$(148)
Research and development expenses	5,138	4,616	522
General and administrative expenses	2,590	2,044	546
Other income (expense), net	59	(88)	(147)

License and collaboration agreement revenues. Revenues for the three months ended September 30, 2020 consisted primarily from a collaboration agreement that was completed as of December 31, 2020.

Research and development expenses. Research and development expenses were $5.1 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively. The increase was due primarily to a $0.5 increase in product development and manufacturing costs for ATYR1923, ATYR2810 and our discovery programs.

General and administrative expenses. General and administrative expenses were $2.6 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $0.5 million was due primarily to a $0.4 million increase in compensation related expenses, and a $0.1 million increase in professional fees.

Other income (expense), net. Other income (expense), net was $59,000 and $(88,000) for the three months ended September 30, 2021 and 2020, respectively. The change was primarily a result of repayment of our term loans in November 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Increase /
	2021	2020	(Decrease)
License and collaboration agreement revenues	$—	$8,402	$(8,402)
Research and development expenses	17,309	12,593	4,716
General and administrative expenses	8,066	6,780	1,286
Other income (expense), net	159	(324)	(483)

License and collaboration agreement revenues. Revenues for the nine months ended September 30, 2020 consisted primarily of $8.0 million of license revenue under the Kyorin Agreement.

Research and development expenses. Research and development expenses were $17.3 million and $12.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was due primarily to a $4.7 million increase in product development and manufacturing costs for ATYR1923, ATYR2810 and our discovery programs.

General and administrative expenses. General and administrative expenses were $8.1 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $1.3 million was due primarily to a $1.0 million increase in compensation related expenses, and a $0.3 million increase in professional fees.

Other income (expense), net. Other income (expense), net was $0.2 million and $(0.3) million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily a result of repayment of our term loans in November 2020.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves substantial risk. The risks described under the heading “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

•	We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.

•	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•	We may encounter substantial delays and other challenges in our planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including ATYR1923 and ATYR2810, or experience significant delays in doing so, our business will be materially harmed.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2021, our cash, cash equivalents and available-for-sale investments were approximately $116.4 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to initiate, and the progress and results of, our future clinical trials of ATYR1923 and ATYR2810;
•	the outcome of our planned meetings with the FDA with respect to the design of additional clinical trials of ATYR1923 and other registration requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to initiate a clinical trial, and the progress and results of, our preclinical program for ATYR2810;
•	delays of our planned clinical trials of ATYR1923 and ATYR2810 and any resulting cost increases as a result of the COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
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

We are a clinical stage biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including a condensed consolidated net loss of $25.2 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $363.7 million.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

If the results of our future clinical trials are perceived to be negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation; or experience damage to our reputation.

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

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our ATYR1923 Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed to September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our future trials due to the COVID-19 pandemic, including the emergence of new variants of COVID-19.

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

For example, we are currently planning our next ATYR1923 clinical trial in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with ATYR1923, limitations required by trial protocols or other reasons.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in future clinical trials in a timely manner may also be affected by other factors, including, but not limited to:

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for ATYR1923 and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on these new areas of biology, including ATYR1923, ATYR2810 and additional product candidates arising from proteins derived from HARS or targeting the NRP2 receptor or other pathways, including Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS). Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from HARS, AARS or DARS families or targeting the NRP2 receptor and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immuno-modulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immuno-modulatory activity of ATYR1923 may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of NRP2 in the mechanism of action of ATYR1923, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Although we were able to establish clinical proof-of-concept for ATYR1923 in our Phase 1b/2a study in patients with pulmonary sarcoidosis, this may not be validated in other clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

We have previously conducted and we or our third party collaborators may conduct additional clinical trials of ATYR1923 outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of ATYR1923 in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous ATYR1923 in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for ATYR1923 in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin, conducted a ATYR1923 Phase 1 study in healthy volunteers in Japan.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940 (slightly truncated recombinant HARS protein), completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response. In addition, some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we observed a decreased rate of IRRs in our clinical trials. We did not observe IRRs in our Phase 1b/2a clinical trial of ATYR1923 in patients in pulmonary sarcoidosis or in our other ATYR1923 clinical trials, but we cannot assure that this will be the case in any future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including ATYR1923. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biological license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

Our collaborators may breach or terminate their agreements with us, including termination without cause at subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development of product candidates. For example, Kyorin has the right to terminate the agreement for any reason upon 90 days advance written notice to us. In addition, if we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

 As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate future clinical trials;

•	delays or difficulties in enrolling and retaining patients in our planned clinical trials;

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

Our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis was negatively affected by the COVID-19 pandemic. In 2020, many clinical trial sites in this clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. While we completed this clinical trial, the availability of results from this clinical trial was delayed until September 2021.

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

There is currently an extreme shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is very intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration. Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

Therefore, we are, or may become, subject to data privacy and security laws, regulations, and industry standards as well as policies, contracts and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. New Data Protection Requirements may be proposed or enacted. If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations (each, a Material Adverse Impact). Additionally, given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf.

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

In addition, we may become subject to foreign privacy laws and regulators. For instance, the European Union’s (EU) General Data Protection Regulation (GDPR), which went into effect in May of 2018, is an example of the increasingly stringent data protection regulation being passed globally. The GDPR regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

States within the United States have also begun to introduce increasingly comprehensive privacy legislation, to which we may be or become subject. For example, California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape and increase compliance costs. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modified certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures, particularly in light of the new presidential administration. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through November 9 2021 the closing price of our common stock has ranged between $2.17 and $12.48 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of November 9, 2021, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 34.4% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In September 2021, we completed an underwritten follow-on public offering of 10,781,250 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $8.00 per share. The total net proceeds from the offering were approximately $80.6 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the nine months ended September 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We may sell the remaining $4.8 million in the future under the Purchase Agreement.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for a new at-the-market offering (ATM Offering Program), pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal to up to 3% of the gross proceeds. For the nine months ended September 30, 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the ATM Offering Program.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss carryforwards (NOLs) that expire unused will be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We have experienced ownership changes in the past, and may experience future ownership changes, under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. We may also use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure or exposure of Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (any, a Security Breach), it may result in a Material Adverse Impact (as defined above), including the diversion of funds to address the breach, and interruptions, delays or outages in our operations and drug development programs. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of or damage to our data, theft of our intellectual property, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action, fines, other penalties, business interruption, and diversion of funds, and the development of our product candidates could be delayed.

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

aTyr Pharma, Inc.

Date: November 12, 2021	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)