Form 10-K
period 2021-12-31
aTYR PHARMA INC
filed 2022-03-15
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $76,202,853 based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $4.88 per share on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 10, 2022 was 27,795,794.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

In this Annual Report on Form 10-K (Annual Report), unless the context requires otherwise, “aTyr Pharma,” “aTyr,” “Company,” “we,” “our,” and “us” means aTyr Pharma, Inc. and our subsidiary, Pangu BioPharma Limited.

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

Forward-Looking Statements

In addition to historical information, this Annual Report and the information incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the timing of clinical trial activities and other statements describing our goals, expectations, intentions or beliefs. These statements include but are not limited to statements under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other sections in this Annual Report. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A “Risk Factors” beginning on page 24 of this Annual Report, as well as those discussed in our other filings with the Securities and Exchange Commission (SEC). As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factors summary, and other risks that we face, can be found in Part I, Item 1A “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making investment decisions regarding our securities.

Investing in our securities involves substantial risk. The risks described under Part I, Item 1A “Risk Factors” beginning on page 24 of this Annual Report may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

•	We will need to raise additional capital or enter into strategic partnering relationships to fund our operations;
•	We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future;
•	We may encounter substantial delays and other challenges in our planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
•

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod (the non-proprietary name for ATYR1923) and ATYR2810, or experience significant delays in doing so, our business will be materially harmed;

•

Our current product candidates and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs;

•

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any;

•

We depend on our existing collaborations and may depend on collaborations with additional third parties for the development and commercialization of certain of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates;

•

If we are unable to obtain, maintain or protect intellectual property rights related to our product candidates, or if the scope of such intellectual property protection is not sufficiently broad, we may not be able to compete effectively in our markets;

•	Our business could continue to be adversely affected by the effects of the ongoing COVID-19 pandemic; and
•	Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

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

Our lead therapeutic candidate, efzofitimod (the non-proprietary name for ATYR1923), is a fusion protein comprised of the immunomodulatory domain of histidyl-tRNA synthetase fused to the fragment crystallizable (Fc) region of a human antibody, and serves as a selective modulator of NRP2 that downregulates innate and adaptive immune response in inflammatory disease states. We are developing efzofitimod as a potential disease-modifying therapy for patients with fibrotic lung diseases with high unmet medical need. This includes interstitial lung diseases (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung. In December 2018, we designed a Phase 1b/2a multiple-ascending dose, double-blind, placebo-controlled clinical trial in patients with pulmonary sarcoidosis, a major form of ILD, to evaluate the safety, tolerability, immunogenicity and steroid-sparing effect of efzofitimod, and conduct other exploratory assessments of efficacy, such as lung function. In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. Based on the results of this study, we met with the U.S. Food and Drug Administration (FDA) in February 2022 and presented these data and our plans for subsequent clinical development and path to registration for efzofitimod for the treatment of pulmonary sarcoidosis. As a result of the meeting, we intend to initiate a planned registrational trial of efzofitimod in the third quarter of 2022. Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD).

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

In January 2022, the FDA granted efzofitimod an orphan drug designation for the treatment of sarcoidosis.

In parallel with our clinical development of efzofitimod, we have been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. In November 2020, we announced ATYR2810 as our lead Investigational New Drug (IND) candidate in oncology from our NRP2 antibody program. ATYR2810 is a fully humanized monoclonal antibody that is designed to specifically and functionally block the interaction between NRP2 and one of its primary ligands, vascular endothelial growth factor (VEGF). NRP2 is a pleiotropic cell surface receptor that is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated. ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated, and we plan to initiate a Phase 1 clinical trial in the second half of 2022.

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. The term of the project was initially for two years and in

December 2021, due to complications arising from the ongoing COVID-19 pandemic, was extended for an additional six months with no additional costs. In May 2021, we announced that Pangu and HKUST achieved certain milestones for the first year of the project.

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

The impacts of the ongoing COVID-19 pandemic on our business have included the delay in enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employees’ ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Develop efzofitimod to address unmet medical needs within fibrotic lung diseases. Based on the positive results and clinical proof-of-concept from our efzofitimod Phase 1b/2a clinical trial in September 2021, we believe we can expedite development of efzofitimod for pulmonary sarcoidosis toward regulatory approval. In addition, the positive results from our efzofitimod Phase 1b/2a trial, as well as funding from the Kyorin Agreement, could give us the opportunity to potentially launch additional Phase 2 clinical trials of efzofitimod for both CHP and CTD-ILD.

Develop ATYR2810 to address unmet medical needs within certain aggressive cancers where NRP2 is implicated and continue to expand our knowledge on the therapeutic potential of NRP2 antibodies by utilizing our leadership position in this emerging area of biology. NRP2 is a receptor that plays a key role in lymphatic development and in regulating inflammatory responses. In many forms of cancer, high NRP2 expression is associated with worse outcomes. These associations may represent new therapeutic drug opportunities, such as ATYR2810. We are currently focused on completing IND enabling studies to enable us to commence clinical development of ATYR2810. We are committed to translating this area of newly discovered biology to therapeutic applications, both through our internal research and academic collaborations.

Build a diverse pipeline of biologics product candidates based on our understanding of extracellular tRNA synthetase biology. We believe the positive results and clinical proof-of-concept from our efzofitimod Phase 1b/2a clinical trial in September 2021 validate our tRNA synthetase biology platform. We continue to deepen our expertise in the production of biologic product candidates based on tRNA synthetases with the goal of developing programs with multiple therapeutic modalities. We believe we have proven this with the announcement of our AARS and DARS discovery programs. Through our internal research efforts and both industry and academic collaborators, we intend to further our product development efforts in this area.

Efzofitimod

Overview of Efzofitimod

We are developing efzofitimod as a potential therapeutic for patients with fibrotic lung diseases. Our primary focus is in ILD, a group of rare immune-mediated fibrotic lung disorders with significant unmet medical need. Efzofitimod works by selectively modulating NRP2 to downregulate the innate and adaptive immune responses in uncontrolled inflammatory disease states to resolve inflammation and prevent subsequent fibrosis. Pre-clinically, we have demonstrated the therapeutic potential of efzofitimod in a number of preclinical models of lung injury, fibrosis and inflammation, both in vitro and in rodents. We have also characterized the pathways by which efzofitimod exerts its immunomodulatory effects. In June 2018, we announced data from a first-in-human Phase 1 clinical trial of efzofitimod conducted in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous efzofitimod in 36 healthy volunteers. In the study, the drug was observed to be generally well-tolerated at all dose levels tested, with no significant adverse events and the observed PK profile supported the potential for a once-monthly dosing regimen.

A comprehensive review of the preclinical and Phase 1 data in consultation with key opinion leaders led to our selection of pulmonary sarcoidosis as the first clinical indication for efzofitimod, as well as our belief of the potential of efzofitimod to treat other fibrotic lung diseases.

In September 2021, we announced positive results and clinical proof-of-concept from a Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was safe and well-tolerated at all doses with no drug-related serious adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, sarcoidosis symptom measures and inflammatory biomarkers. Based on the results of this study, we met with the FDA in February 2022 and presented these data and our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. We intend to initiate a planned registrational trial in the third quarter of 2022. Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILD, such as CHP and CTD-ILD.

Background and Mechanism of Action

Efzofitimod is a novel immunomodulatory Fc fusion protein in development for the treatment of fibrotic lung diseases. Efzofitimod is a selective modulator of NRP2 that downregulates innate and adaptive immune responses at a cellular level in uncontrolled inflammatory disease states and prevents subsequent fibrosis.

Efzofitimod is a novel molecular entity comprised of a human 59 amino acid protein fused to the Fc region of human immunoglobulin 1 (IgG1). It acts as an extracellular immunomodulator. The amino acid sequence of the active moiety corresponds identically to the extracellularly active immunomodulatory domain of histidyl-tRNA synthetase (HARS) amino acids 2 to 60 (HARS 2-60).

The gene for HARS gives rise to a number of splice variants, and though most of these have lost their catalytic activity, they all retain the N-terminal domain (HARS amino acids 2-60). This N-terminal domain, non-essential for the enzyme’s protein synthesis activity that is required in all living organisms, was appended to HARS during the evolutionary development of multicellular organisms and retained with high sequence identity across mammalian species, but is not found in lower organisms. One splice variant (SV9), which encodes only the N-terminal domain of the protein, is enriched in human lung tissue. Expression of this HARS splice variant is increased following inflammatory cytokine stimulation (IFN-g and TNF-a, two key players in the initiation of lung inflammation and fibrosis) followed by subsequent secretion, indicating it is being regulated in response to local inflammation. Furthermore, HARS, specifically the N-terminal domain, is targeted by autoantibodies in a rare autoimmune disorder (known as anti-Jo-1 syndrome). Anti-Jo-1 syndrome is characterized by extensive activation and migration of immune cells into lung and muscle and is classically associated with the triad of ILD, myositis, and arthritis. It is hypothesized that the sequestration of HARS may play a causal role through disruption of its homeostatic immune-regulatory effects.

NRP2 was identified as the sole binding partner for efzofitimod through screening via a cell microarray system in which over 4,500 cell surface proteins are represented. This screening approach identified two NRP2 isoforms (Neuropilin 2A and 2B) as the only convincing and specific binding partners of efzofitimod. The binding site was confirmed to be within the “turn” of the helix-turn-helix structure of the HARS N-terminal domain comprised within efzofitimod. Binding of efzofitimod is specific to NRP2 with no observable cross-reactivity to NRP1, which is the most closely related cell surface receptor in both protein sequence and structure. A domain that is structurally similar (but divergent in protein sequence) to the HARS N-terminal domain (termed the WHEP domain) is found in other amino-acyl tRNA synthetases, yet these domains do not exhibit binding to NRP2, indicating this is a highly specific interaction. Interestingly, binding of efzofitimod occurs in a manner distinct from the more well-characterized ligands of NRP2 including VEGF and semaphorin 3F (SEMA3F), and does not interfere with NRP2 dimerization with their co-receptors. Thus, the HARS N-terminus appears to be a newly discovered ligand for NRP2, as opposed to an antagonist. The discovery of the HARS N-terminus/NRP2 signaling axis represents a previously unknown mechanism of biological regulation, in which this novel ligand of NRP2 may act as a homeostatic regulator of aberrant immune responses.

NRP2 is a cell surface receptor that is present on multiple immune cell types, including certain myeloid cells and subsets of T-cells. NRP2 expression is often upregulated upon inflammatory insult or stimulation. Growing evidence indicates that NRP2 predominantly influences myeloid cell biology such as activation and recruitment to inflammatory sites. For instance, NRP2 expression on alveolar macrophages regulates airway inflammatory responses to inhaled lipopolysaccharide. In sarcoidosis, NRP2 expression has been shown to be localized within the sarcoid granulomas, highly expressed in Langhans giant cells which are myeloid in nature.

Efzofitimod has been shown to significantly reduce lung inflammation and fibrosis, reduce immune cell trafficking to the lung and improve respiratory function parameters in multiple animal models of lung fibrosis. Furthermore, efzofitimod has demonstrated consistent downregulatory effects on inflammatory and pro-fibrotic cytokines and chemokines in both animal disease models and human clinical trials. Efzofitimod appears to primarily impact IL-6, TNF-a, IFN-g, MCP-1 and IP-10, markers that have been implicated in the pathology of fibrotic lung diseases.

Efzofitimod is a potential first-in-class immunomodulator that may present a novel mechanism of action to therapeutically control or balance immune responses that are drivers of lung fibrosis.

Preclinical Development

Our preclinical estate of translational animal models was selected to help inform and de-risk clinical development of efzofitimod. We have evaluated the biological activity and safety of efzofitimod across a diverse set of experimental fibrotic lung disease models, representative of the four major forms of ILD (sarcoidosis, CHP, CTD-ILD and idiopathic pulmonary fibrosis (IPF)), as well as in normal animals, looking for signals of activity and potential biomarkers, while confirming tolerability and a favorable safety profile.

In these models, efzofitimod has significantly reduced histological lung fibrosis and inflammation, restored normal lung function, reduced lung protein levels of several inflammation and fibrosis-related cytokines and chemokines (e.g. IFN-γ, MCP-1/CCL2, IL-6) and reduced counts of immune cells in bronchoalveolar lavage (BAL) central to ILD pathology (e.g., neutrophils). These data have been presented in posters at key respiratory conferences over the past several years (e.g. the American Thoracic Society (ATS) International Congress) and are available for review on our website.

Efzofitimod and NRP2 receptor

NRP2 is known to be expressed on a number of different immune cell types that play a key role in regulating inflammatory responses. Efzofitimod is a fusion protein combining a novel immunomodulatory domain from HARS and a human IgG1 Fc. Efzofitimod inhibits cytokines and chemokines involved in the regulation of inflammatory and fibrotic responses and reduces inflammation-and fibrosis in animal models of ILD. Efzofitimod has previously demonstrated potent immunomodulatory activity in vitro and in vivo. We sought to characterize the molecular basis for efzofitimod’s immunomodulatory properties and demonstrated that efzofitimod specifically and selectively binds to NRP2 on the cell surface. These findings indicate that modulation of the NRP2 signaling pathway with efzofitimod could be a novel therapeutic approach to immune-mediated and fibrotic diseases such as pulmonary sarcoidosis.

Sarcoidosis is characterized by the formulation of granulomas, clumps of inflammatory cells found in one or more organs of the body and denoted by the presence of Langhans giant cells which are myeloid in nature. NRP2 was shown to be expressed in samples obtained from lung and skin of sarcoidosis patients with high NRP2 expression detected on key immune cells known to play an important role in inflammation and granuloma formation, including the Langhans giant cells. In work carried out in collaboration with Dr. Elliot Crouser’s laboratory at The Ohio State University utilizing an established ex vivo assay of granuloma formation, it was demonstrated that an efzofitimod analog containing the identical immunomodulatory HARS domain exhibited statistically significant reduction of granuloma formation generated from sarcoid peripheral blood mononuclear cells (PBMCs). Given the importance of granulomas in the pathology and progression of pulmonary sarcoidosis and the known ability of efzofitimod to disrupt inflammatory responses, we hypothesize that efzofitimod may play a role in regulating sarcoid granuloma formation. These findings highlight the potential of efzofitimod to exert its effect on various immune cells directly related to the pathology of the target patient population.

These data were presented in posters at the ATS International Virtual Meeting in August 2020 and the European Society International Congress in September 2021.

Based on our translational biology program, which demonstrated activity across distinct experimental animal models either driven by direct lung injury or systemic pathology, along with our understanding of efzofitimod’s mechanism of action, we decided to move the program forward into patient clinical trials in ILD.

ILD, Pulmonary Sarcoidosis, and the Role of Immunology

The current primary target population for efzofitimod is ILD, a group of immune-mediated disorders which can cause progressive fibrosis of the lung. There are over 200 different types of ILD, of which the four major forms are: pulmonary sarcoidosis, CHP, CTD-ILD, and IPF. We have focused our development efforts on progressive, immune-mediated forms of ILD, with limited therapeutic options, that has the potential to be impacted by efzofitimod. These lung conditions are recognized as having a measurable immune-mediated pathology, involving both innate and adaptive immune mechanisms that contribute to pathogenesis, and can result in progressive disease leading to fibrosis and death. The first ILD that we are investigating clinically is pulmonary sarcoidosis.

Sarcoidosis is an inflammatory disease of unknown cause, characterized by the formation of granulomas, clumps of inflammatory cells in one or more organs in the body. Sarcoidosis affects people of all ages, with the incidence peaking at 20 to 39 years of age. The disorder usually begins in the lungs, skin or lymph nodes, but can affect almost any organ. Sarcoidosis in the lungs is called pulmonary sarcoidosis and affects over 90% of sarcoidosis patients. Estimates of prevalence vary, but generally indicate that approximately 200,000 Americans are currently living with pulmonary sarcoidosis. The prognosis for patients with pulmonary sarcoidosis ranges from benign and self-limiting to chronic, debilitating fibrotic disease and mortality.

The immunopathogenesis of sarcoidosis is not yet well understood. A leading hypothesis is that granuloma formation involves the interplay between antigen, human leukocyte antigen class II molecules, and T-cell receptors: a presumptive sarcoid antigen is engulfed by circulating antigen-presenting cells (APCs; macrophages, dendritic cells) and the subsequent interplay between APCs and CD4+ T-cells initiates granuloma formation. T-lymphocyte activation subsequently plays a crucial role in sarcoidosis pathogenesis.

For patients with pulmonary sarcoidosis, the primary goal of treatment is to improve the patient’s symptoms and quality of life, while secondarily managing the inflammation associated with the granulomas that could lead to the development of more permanent fibrosis and impairment of pulmonary function. Efzofitimod may provide a therapeutic benefit in pulmonary sarcoidosis by providing an immunomodulatory function to help resolve inflammation. Moreover, the mechanism of action of efzofitimod in T-cells and macrophages potentially overlaps with the cellular pathology observed in pulmonary sarcoidosis. In preclinical studies, efzofitimod has been observed to inhibit cytokines involved in regulation of inflammatory and immune responses and attenuate T-cell activation, while also modulating macrophage endosome maturation. Related to our mechanistic studies, we have also discovered that NRP2 is up-regulated during activation of myeloid cells including macrophages, dendritic cells and neutrophils, and that efzofitimod can bind to NRP2 on these cell types. Furthermore, efzofitimod has been observed to significantly reduce inflammation-dependent pulmonary fibrosis and improve respiratory function parameters in bleomycin-induced animal models of ILD, particularly when administered during the inflammatory phase of the disease. We believe that by inhibiting the chronic inflammatory response in these patients, efzofitimod may be able to restore immune balance and prevent progressive fibrosis, thereby providing a safer, potentially more effective alternative to oral corticosteroids (OCS) and other immunosuppressive therapies that currently comprise the standard of care for patients with symptomatic pulmonary sarcoidosis.

Clinical Development

Efzofitimod Phase 1b/2a Clinical Trial –Pulmonary Sarcoidosis

We initiated a proof-of-concept Phase 1b/2a clinical trial for efzofitimod in December 2018. The Phase 1b/2a clinical trial was a randomized, double-blind, placebo-controlled multiple-ascending dose, first-in-patient study with IV efzofitimod in 37 patients. The study was conducted in patients with pulmonary sarcoidosis undergoing an OCS tapering regimen, in three cohorts of 12 patients each, at dose levels of 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg.

The primary objective of the study was to evaluate safety and tolerability of multiple ascending doses of efzofitimod. Secondary objectives included assessment of the potential steroid-sparing effects of efzofitimod. In addition, efzofitimod’s PK and immunogenicity following multiple dose administration were evaluated. Additional endpoints of interest included the exploratory assessment of the efficacy of efzofitimod for the treatment of pulmonary sarcoidosis by evaluating changes over time in: fluorodeoxyglucose-positron emission tomography (FDG-PET)/CT lung imaging; lung function assessed by percent predicted forced vital capacity (FVC% predicted) and diffusing capacity of the lungs for carbon monoxide; serum biomarkers of interest; health-related quality of life assessments and questionnaires; and measurement of skin lesions (for patients with cutaneous involvement at baseline).

This study consisted of three staggered dose cohorts. Each cohort consisted of three periods: a screening period, a 20-week placebo-controlled treatment period, and a four-week follow-up period ending with final study assessments at Week 24. Within each cohort, 12 patients were randomized 2:1 to efzofitimod (N=8) or placebo (N=4). Study drug was administered via IV infusion every four weeks for a total of six doses (20 weeks of treatment). The efzofitimod doses levels being evaluated were 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg. Starting on Day 15 patients began a taper (reduction) in OCS according to specific guidelines from their starting dose of 10-25 mg/day of prednisone (or equivalent) to a target dose of 5.0 mg/day, to be completed on or before Day 50. The OCS dose was tapered through Week 24 and patients were followed for the remainder of the study to determine their ability to maintain on this 5.0 mg dose. Optionally, further reductions in the OCS dose to below 5.0 mg/day may be attempted after the Week 16 visit, if determined by the investigator to be feasible. Patients who required an increase in OCS dose at any time in the study were to continue to receive blinded study drug and be followed through to the end of the study.

In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was safe and well-tolerated at all doses with no drug-related serious adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, sarcoidosis symptom measures and inflammatory biomarkers. Key safety and clinical efficacy findings for efzofitimod from the study include:

•	Safe and well-tolerated at all doses:
•	No dose-relationship with most common adverse events associated with underlying disease;
•	No drug-related serious adverse events; and
•	No signal of immunogenicity.
•	Dose response and consistent positive findings across key efficacy endpoints:
•	Steroid reduction of 58% overall from baseline and 22% relative reduction compared to placebo in steroid usage post taper in the 5.0 mg/kg treatment group;
•	Complete steroid taper to 0 mg achieved and maintained for 33% of patients in the 5.0 mg/kg treatment group compared to no patients in any other group;
•

Absolute improvement in forced vital capacity (FVC) as a measure of lung function at week 24 of 3.3% in the 5.0 mg/kg treatment group compared to placebo, with an improvement in FVC of > 2.5%, considered clinically meaningful;

•	Clinically meaningful improvement over placebo observed for dyspnea (shortness of breath), cough, fatigue and the King’s Sarcoidosis Scores for Lung and General Health in 5.0 mg/kg treatment group;
•

Dose dependent trends of improvement in key inflammatory biomarkers compared to placebo including IL-6, MCP-1, IFN-γ, IP-10 and TNFa as well as key sarcoidosis markers including ACE, IL-2Ra and SAA with tightest control in the 5.0 mg/kg treatment group; and

•	FDG-PET-CT was not evaluable due to incomplete data primarily caused by operational issues related to the ongoing COVID-19 pandemic.

Efzofitimod Phase 2 Clinical Trial – COVID-19 with Severe Respiratory Complications

In response to the ongoing COVID-19 pandemic, we conducted a Phase 2 clinical trial of efzofitimod in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety ad preliminary efficacy of efzofitimod compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, intravenous (IV) dose of efzofitimod was observed to be generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups, with no drug-related serious adverse events. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with efzofitimod demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo. We plan on leveraging data from our efzofitimod Phase 2 clinical trial in COVID-19 patients with severe respiratory complications for our mechanistic understanding of efzofitimod and for its application in ILD.

Efzofitimod Phase 1 Clinical Trial – Healthy Volunteers

In June 2018, we announced results of our first-in-human Phase 1 clinical trial of efzofitimod conducted in Australia. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, immunogenicity, and PK of IV efzofitimod in healthy volunteers. The Phase 1 clinical trial enrolled 36 healthy volunteers who were randomized to one of six sequential cohorts and received a single infusion of IV efzofitimod or placebo. Ascending efzofitimod doses by cohort ranged from 0.03 mg/kg to 5.0 mg/kg. The results indicate that the drug was observed to be generally well-tolerated at all dose levels tested, with no significant adverse events or induction of anti-drug antibodies observed following efzofitimod dosing or throughout the one-month follow-up period. The PK profile of efzofitimod following single-dose administration was linear across the evaluated dose range. Higher efzofitimod doses yielded sustained serum concentrations through the end of the one-month follow-up period that were above the predicted therapeutic threshold, supporting the potential for a once-monthly dosing regimen.

Kyorin Agreement

In January 2020, we entered into the Kyorin Agreement for the development and commercialization of efzofitimod for ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In September 2020, Kyorin began dosing of its Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

Unless earlier terminated, the term of the Kyorin Agreement continues until the expiration of the royalty obligations. Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

ATYR2810

Overview of ATYR2810

We have generated a panel of antibodies to selectively target distinct domains of NRP2, including those interacting with VEGF, semaphorins and certain chemokines/chemokine receptors, such as CCL21/CCR7. NRP2 interacts with several different protein ligands individually through these distinct domains to mediate signaling through diverse biological pathways associated with different disease states, creating an opportunity to modulate different aspects of NRP2-mediated signaling selectivity for distinct therapeutic applications.

ATYR2810 is the first IND candidate to arise from our internal research program designing monoclonal antibodies to selectively target the NRP2 receptor and its associated signaling pathways. ATYR2810 is a fully humanized monoclonal antibody that specifically and functionally blocks the interaction between NRP2 and one of its primary ligands VEGF. ATYR2810 is currently in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated, and we plan to initiate a Phase 1 clinical trial in the second half of 2022.

NRP2 is highly expressed in certain highly aggressive, solid tumors, the lymphatic system and on key immune cells implicated in cancer progression, including tumor associated macrophages and myeloid derived suppressor cells, among others. Increased NRP2 expression is associated with negative outcomes in many cancers, including resistance to targeted therapies, metastasis and worsened overall survival. VEGF is a validated mediator of tumor growth and plays a role in immune evasion in the tumor microenvironment. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers, such as breast cancer, renal cell carcinoma and lung cancer, is becoming increasingly validated. Blocking VEGF signaling through NRP2 is a differentiated approach from targeting VEGF or VEGF-R, directly in that current therapeutic approaches do not disrupt this pathway. Antibodies that can selectively block different aspects of the NRP2 signaling pathway, including the NRP2/VEGF axis, may have therapeutic potential in aggressive cancers where NRP2 is implicated.

Preclinical Development

We believe we have generated a body of compelling preclinical data in both human-derived and animal models that suggest that ATYR2810 could be effective against certain types of solid tumors, including highly aggressive tumors such as triple-negative breast cancer and non-small cell lung cancer. There is a growing body of evidence that expression of NRP2 is enriched in treatment-resistant, dedifferentiated cancer cells expressing mesenchymal markers. Furthermore, NRP2/VEGF signaling is implicated in enhanced tumor metastasis promoted by the process of epithelial-to-mesenchymal transition (EMT) in breast cancer. ATYR2810 blocks binding of VEGF to NRP2 and has demonstrated tumor inhibitory effects and increased sensitivity to chemotherapy in solid tumor models.

In triple-negative breast cancer patient-derived organoids (PDO), as well as patient-derived tumor xenograft (PDX) models, ATYR2810 administered in combination with widely used anti-cancer therapeutics, including the chemotherapeutic agent cisplatin or the targeted VEGF antibody bevacizumab—increased the anti-tumor effects of each agent. Furthermore, treatment with ATYR2810 was shown to downregulate genes associated with EMT and stemness, in particular down-regulating expression of Zeb1, a central regulator of these processes. EMT is the acquisition of mesenchymal or stem cell-like features by epithelial cells in the tumor that confer migratory and invasive properties to these cells. EMT is of great importance in the tumor microenvironment regulating tumor growth, progression, and metastatic cascade, as well as being implicated in tumor evasion of the immune system. The data suggests that ATYR2810’s ability to impact EMT may be one mechanism by which it mediates its anti-tumor effects and demonstrates the therapeutic potential of inhibiting EMT through blocking the NRP2/VEGF signaling axis in various types of solid tumors.

In addition to triple-negative breast cancer, we have also generated data suggesting efficacy in other solid tumor models, including non-small cell lung cancer, both as a single agent and in combination with chemotherapy.

ATYR2810’s ability to promote the differentiation of aggressive tumor cells away from a stem cell phenotype and render them more susceptible to conventional cancer therapies has the potential to be a significant advancement because therapy resistance, which is associated with tumor recurrence and metastasis, is a major challenge for patients with aggressive cancers. These findings suggest that targeting the NRP2/VEGF pathway may be an effective therapeutic strategy for breast cancer and potentially other aggressive solid tumors where many patients remain unresponsive to currently available treatments.

ATYR2810 is currently undergoing IND-enabling studies.

Our Discovery Engines

NRP2 Biology

We are actively working on NRP2 receptor biology pathways of interest to select additional product candidates for preclinical and clinical investigation in a variety of disease settings through efforts internally, as well as through collaborations with academic institutions.

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

Recent evidence suggests that there are high levels of NRP2 expression found on multiple immune cell types, which may play important roles in migration, antigen presentation, phagocytosis and cell-to-cell interactions. NRP2 is expressed in various cells of the immune system such as B-cells, T-cells, natural killer (NK) cells, neutrophils, dendritic cells and macrophages, including alveolar macrophages. It plays an important role in the regulation of immune cell activation and migration including endosome maturation, the modulation of autophagy and efferocytosis. This suggests that NRP2 may be an important regulator of biological responses in a number of different disease settings with potential for therapeutic intervention.

We are collaborating with leading academic groups working on these pathways and we are excited to contribute to advancing the understanding of NRP2 biology and how it may play a role in treating certain diseases. We continue to research the ways in which NRP2 utilizes common mechanisms, including VEGFs and semaphorins, to regulate diverse pathways. We believe our growing evidence base of data on the functions of NRP2 will allow us to select and develop additional novel product candidates for various diseases with unmet medical need.

tRNA Synthetase Biology

Extracellular tRNA synthetase biology represents a novel set of potential physiological modulators and therapeutic targets.

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and academic collaborations.

AARS/DARS

Utilizing our novel approach, we identified target cells and potential receptors for fragments of AARS and DARS, gaining insights into their potential biological activity in immunology, cancer and fibrosis. This includes data demonstrating that these extracellular tRNA synthetase fragments bind to innate and adaptive immune cells, including macrophages and NK cells. NK cells have emerged as an important therapeutic target in cancer immunotherapy. In 2022, we plan to further elucidate the therapeutic potential of these additional tRNA synthetase molecules through mechanistic investigations, including in vitro and in vivo preclinical studies.

Hong Kong University of Science and Technology

In October 2007, we formed our Hong Kong subsidiary, Pangu BioPharma to support our basic and translational research in tRNA synthetase biology. We hold 98% of the outstanding shares of Pangu BioPharma, and a subsidiary of HKUST holds the remaining outstanding shares. Pangu BioPharma originally collaborated with HKUST on the discovery and development of aminoacyl tRNA synthetase protein therapeutics. Beginning in July 2008, Pangu BioPharma, in collaboration with HKUST, entered into a series of three research grant agreements with the Government of the Hong Kong Special Administrative Region to carry out research in the discovery and development of tRNA synthetase biology. Following the completion of the research grants, Pangu BioPharma funded research with respect to development of aminoacyl tRNA synthetase protein therapeutics pursuant to annual joint research agreements. As a result of work performed under these agreements, HKUST researchers with support from Pangu BioPharma were instrumental in discovering a splice variant of HARS that liberates the smaller, active HARS amino acid 2-60 from the full-length tRNA synthetase and has been shown to modulate the immune system. To date, HKUST researchers have discovered over 200 novel compositions that are covered in issued patents and have published six articles detailing their research in peer-reviewed scientific journals.

In March 2020, we announced that Pangu BioPharma, together with HKUST, was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. Initially this research will focus on diseases, including cancer, in which NRP2 overexpression is strongly implicated. A bi-specific antibody approach presents a further differentiated opportunity to elucidate the therapeutic potential of NRP2 and its co-receptors as drug targets. The fact that NRP2 interacts directly with various co-receptor molecules, including certain plexins, integrins and chemokine receptors like CCR7, makes it a prime target for bi-specific antibodies that can target both receptors simultaneously and modulate the activity of these signaling complexes. The project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. In April 2020, we entered a research grant agreement with HKUST and the Hong Kong Special Administrative Region for this grant (the Grant Agreement). The term of the project was initially for two years and in December 2021, due to the ongoing COVID-19 pandemic, was extended for an additional six months with no additional cost.

In May 2021, we announced that Pangu and HKUST achieved the milestones set forth for the first year of the project. Key milestones achieved for the first year of the project included building out a highly-skilled research team to establish an innovative antibody discovery platform at HKUST. An integral part of this project was the development and implementation of a novel single-cell antibody discovery approach which yielded numerous candidate high-affinity NRP2/co-receptor antibodies targeting VEGFR3 and PlexinA1 being screened in functional assays. The second year of the project aims to identify the most productive pairings, optimize mid-scale production/purification and prioritize lead candidate bi-specific antibodies based on activity in therapeutically relevant cell-based assays. Bi-specific antibody approaches are increasingly being considered as a novel and differentiated approach to relevant targets and present a unique pipeline opportunity for us to explore.

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

Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 receptor biology, we are aware of other companies that could compete with our product candidates as described below.

Efzofitimod

For patients with pulmonary sarcoidosis, the primary goal of treatment is typically to improve the patient’s quality of life, while secondarily managing the inflammation that could lead to the development of more permanent fibrosis and impairment of pulmonary function. Currently, the only FDA-approved therapies for the treatment of sarcoidosis are prednisone, a generic corticosteroid, and H.P. Acthar Gel, a repository corticotropin injection marketed globally by Mallinckrodt plc, which was approved in 1952 and is not widely used by physicians due to toxicity and cost issues. The consensus standard of care for pulmonary sarcoidosis is immune-modulatory therapy. First line treatment is typically with OCS that act mainly by suppressing inflammatory genes. OCS therapy has been shown to stabilize or improve disease symptoms in some patients, although relapse commonly occurs once OCS therapy is tapered or discontinued. Long-term OCS use is associated with significant side effects including substantial weight gain, development of insulin resistance, osteoporosis, and risk of infection. Alternatives, such as cytotoxic immunosuppressive agents (e.g., methotrexate) have been used as steroid-sparing agents, however, these therapies can also have significant side effects and toxicities, including infections and malignancies. Patients who have progressive disease despite OCS or other immunosuppressive therapy are sometimes given biologic immunomodulators, such as the TNF inhibitors infliximab or adalimumab. These therapies are not approved by the FDA or other regulatory agencies for the treatment of sarcoidosis, and hence providers may face reimbursement challenges if they decide to use these treatments. The clinical efficacy of these agents has not been well established and they are associated with toxicity when used chronically. Given the known toxicities of long-term OCS, immunosuppressive and immunomodulatory biologic therapeutic regimens, treatment of patients with sarcoidosis is limited to those who are symptomatic and whose disease is considered active. The presence of granulomas from sarcoidosis define the disease as active, and granulomatous inflammation is the major cause of fibrosis in pulmonary sarcoidosis. Studies to date have not clearly demonstrated that OCS or other immunomodulatory therapies prevent disease progression or formation of fibrosis. We believe there remains a substantial unmet need for safer, more effective therapies for sarcoidosis that could reduce or replace the requirement for long-term OCS therapy. If efzofitimod is successful for the treatment of pulmonary sarcoidosis, we believe it may have applications in other ILD indications and potentially in other severe forms of inflammatory or fibrotic lung disease. Immunosuppressive therapy has traditionally been used to treat most ILD despite little evidence demonstrating safety or efficacy in these indications. The exception is a specific form of ILD, IPF, where immunosuppressive treatment was demonstrated to be harmful in clinical trials.

We are aware of three FDA approved products with indications for the treatment of a subset of ILD indications. Esbriet (pirfenidone), a pyridine marketed globally by F. Hoffmann-La Roche Ltd., Shionogi & Co., Ltd. and ILDONG Pharmaceutical Co., Ltd., was approved by the FDA in 2014 for the treatment of IPF. Ofev (nintedanib), a small molecule tyrosine-kinase inhibitor marketed globally by Boehringer Ingelheim International GmbH, was approved by the FDA in 2014 for the treatment of IPF. In 2019 Ofev received FDA approval for slowing the rate of decline in pulmonary function in patients with systemic sclerosis-associated ILD (SSc-ILD) and in 2020 the approval was further expanded to include patients with chronic fibrosis ILD with a progressive phenotype. Actemra (tocilizumab), an anti-IL6 antibody marketed globally by F. Hoffmann-La Roche Ltd. and Chugai Pharmaceutical Co Ltd., was approved by the FDA in 2021 for slowing the rate of decline in pulmonary function in adult patients with SSc-ILD. These therapies have been demonstrated the ability to slow decline in lung function as measured by FVC in controlled clinical studies but are associated with significant side effects, continued symptoms, and progressive disease in the majority of patients.

There are a number of companies engaged in the clinical development of potential new treatments for ILD, including Boehringer Ingelheim International GmbH, F. Hoffmann-La Roche Ltd, Novartis Pharmaceuticals Corporation, Galapagos NV, Mallinckrodt plc., Horizon Therapeutics, Xentria, Inc., SarcoMed USA and Kinevant Sciences GmbH among others.

ATYR2810

ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated. The primary goal of cancer treatment is to remove the tumor, rid the body of wandering cancer cells, and prevent a recurrence. Pre-clinical evidence suggests that ATYR2810 may present a unique mechanism of action for increasing responsiveness to chemotherapy and preventing metastasis, that may prove complimentary to currently available treatment options and improve patient outcomes.

The commercial and development landscape in oncology is fiercely competitive. There are a number of approved therapies that target different mechanisms driving tumor growth, resistance and metastasis including chemotherapy, radiotherapy, targeted therapy and immunotherapy, with over 70 new initial drug approvals by the FDA since 2015, and over 120 new FDA approval notices (new indications or initial approvals) in the last two years. There are even more potential new therapies in clinical development with over 100 new treatments projected to be approved in the next five years. The majority of major pharmaceutical companies list oncology as a core therapeutic focus area. In addition, there are many specialized oncology focused biotechnology and specialty pharmaceutical companies currently marketing and/or developing a range of cancer therapies. Even though we are not aware of any other companies working on therapeutic approaches specifically targeting the NRP2/VEGF axis, or targeting cancers where NRP2 is implicated, other mechanisms or modalities may prove to be as or more effective, or safer than ATYR2810 in the same indications we are pursuing.

Sales and Marketing

We intend, where strategically appropriate, to build the commercial infrastructure necessary to effectively support the commercialization of our product candidates, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. We may elect to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our product candidates in selected geographic locations or for particular indications. For example, we have licensed the rights to Kyorin to develop and commercialize efzofitimod in Japan.

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

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates, including efzofitimod and ATYR2810, to support preclinical studies and clinical trials, and we intend to do so in the future. We do not own or operate manufacturing or testing facilities for the clinical or commercial production of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted development and manufacturing organizations (CDMOs), and contract research organizations (CROs), is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional resources early in development. Although we rely on CDMOs and CROs, we employ personnel with extensive biologics development and manufacturing experience to oversee such CDMOs and CROs.

Efzofitimod is a fusion protein that is expressed in recombinant E.coli by expression in inclusion bodies and refolding to recreate the native structure. ATYR2810 is recombinant monoclonal antibody to NRP2 that is produced recombinantly in mammalian cells, and then purified using industry standard monoclonal antibody production techniques. We have worked with CDMOs in the United States and internationally on the development and scaled up manufacture of both product candidates using current Good Manufacturing Practices (cGMP) to produce drug substance to support preclinical and clinical development, as well as for the production of drug product. We have also contracted with CROs to conduct the labeling, storage and distribution of our product candidates to clinical sites.

To date, our CDMOs and CROs have met our manufacturing requirements for clinical development and we expect that our current CDMOs and CROs are capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs. However, we, and our CDMOs and CROs are currently experiencing delays due to the ongoing COVID-19 pandemic in the delivery of key raw materials which are essential for the production of efzofitimod, the result of which may cause delays and shortfalls in our ability to manufacture sufficient efzofitimod, and other clinical candidates, to meet our projected clinical development needs. Currently we have sufficient efzofitimod on hand to meet our projected needs for the planned registrational trial to be initiated in 2022.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of extracellular tRNA synthetase biology, their receptors and associated signaling pathways, including, for example, antibody diagnostics and therapeutics to NRP2.

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

Efzofitimod

Our efzofitimod patent portfolio is comprised of a number of patent families related to derivatives of HARS, including the HARS amino 2-60, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. As of March 2022, our efzofitimod patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu BioPharma, and includes issued patents in the United States, Australia, Canada, China, Europe, Japan and Hong Kong, and pending patent applications in the United States. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension.

The efzofitimod patent portfolio includes another patent family jointly owned by us and Pangu BioPharma, which includes patent applications directed to related splice variants of HARS. This patent family includes issued patents in the United States, Australia, Canada, China, Japan, New Zealand and Hong Kong. The issued patents and any patents that issue from these patent applications, if any, are expected to expire in 2031, absent any patent term extension.

Also included within the efzofitimod patent portfolio are issued patents and pending patent applications directed to specific product forms of efzofitimod, and other HARS splice variants, including patent families directed to Fc fusion proteins, and combinations for treating lung inflammation, among other indications. One family directed to specific Fc fusion proteins includes issued patents in Australia, the United States, Europe, Hong Kong, and Japan, and pending applications in the United States, Canada, China, Hong Kong, India, and Japan. If issued, the patents that derive from the patent applications are predicted to expire between 2034 and 2038, absent any patent term extensions.

ATYR2810 and Discovery NRP2 Antibodies

We filed various US patent applications and corresponding international patent applications under the Patent Cooperation Treaty (PCT) that are directed to our first generation of domain-specific NRP2 antibodies, including affinity-matured and humanized antibodies such as our product candidate ATYR2810, and antibodies that selectively bind to specific splice isoforms of NRP2. Certain of the anti-NRP2 antibodies display preferential functional activity on the VEGF, semaphorin, and other signaling pathways, and form one element of a multilayered approach to develop an anti-NRP2 antibody IP portfolio. Any patents issuing from these patent applications are expected to expire between 2039 and 2040, absent any patent term extension.

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

BLA Submission

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information about the investigational biologic product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Efzofitimod, ATYR2810 and our other potential product candidates are proteins that will be regulated as biological products subject to the BLA marketing pathway. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to an annual prescription drug product program fee. These fees typically increase annually. Applications for orphan drug products are exempted from the BLA user fees, unless the application includes an indication for other than a rare disease or condition.

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

In January 2022, the FDA granted efzofitimod an orphan drug designation for the treatment of sarcoidosis.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

Prior to the Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Congress is also considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•

federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the federal transparency laws, including the provision of the ACA referred to as the federal Physician Payments Sunshine Act, that requires certain drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and ownership interests of physicians and their immediate family members;

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

Employees and Human Capital Resources

As of December 31, 2021, we had 53 employees, 49 of which were full-time employees. 32 of our employees serve in roles related to research and development, clinical, manufacturing and regulatory affairs, and 17 serve in general and administrative capacities. As of December 31, 2021, all our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are “at–will,” which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her, at any time. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We compete in the highly competitive biotechnology industry. Attracting, developing and retaining talented employees is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development and career opportunities, and work environment. To that end, we invest in our employees to be an employer of choice.

Our Code of Business Conduct and Ethics (Code of Conduct) ensures that our core values of respect, integrity, collaboration, innovation, trust, and excellence are applied throughout our operations. Our Code of Conduct serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability.

The physical health, financial wellbeing, work-life balance and mental health of our employees is vital to our success. Our environmental, health and safety team stays abreast of local, regional and global concerns and trends and ensures safety procedures are in place to mitigate workplace injuries and safety risks. Our employees are required to complete training in various safety procedures for the laboratories and manufacturing facilities and specialized safety training based on particular job duties. Our Designated Safety Officers and response teams oversee safety-related initiatives and a safety committee that provides input on safety procedures, practices, and policies. Our employees are required to wear personal protective equipment relevant for their particular job duties. Occupational injuries at our facilities are extremely low and are always investigated to determine if any environmental or other changes need to be implemented.

Since the onset of the COVID-19 pandemic, strict safety protocols have been put in place for employees working on-site, including following federal and local guidelines and mandates to ensure the safety of our workforce. We provide the necessary personal protective equipment who are working in our facility. Regular communication and training about the virus and how individuals can protect themselves and others is ongoing with employees.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K (Annual Report) and in our other public filings with the SEC. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2021, our cash, cash equivalents and available-for-sale investments were approximately $107.9 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Annual Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to initiate, and the progress and results of, our future clinical trials of efzofitimod (the non-proprietary name for ATYR1923, our lead therapeutic candidate) and ATYR2810;

•	the outcome of our planned meetings with the U.S. Food and Drug Administration (FDA) with respect to the design of additional clinical trials of efzofitimod and other registration requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to initiate a clinical trial, and the progress and results of, our preclinical program for ATYR2810;
•	delays of our planned clinical trials of efzofitimod and ATYR2810 and any resulting cost increases as a result of the ongoing COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•

the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO), and any delays in the manufacturing of study drug as a result of the ongoing COVID-19 pandemic;

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the ongoing COVID-19 pandemic, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $33.8 million, $16.2 million and $23.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $372.3 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt and term loans. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. While we intend to initiate a planned registrational trial for efzofitimod in the third quarter of 2022, we have not commenced registrational clinical trials for any product candidate to date and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and preclinical and clinical development of efzofitimod and ATYR2810 or any other product candidates that we may develop; obtain clinical trial materials and further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research, preclinical development and clinical development of our product candidates, potentially with a strategic partner;
•	seeking and obtaining regulatory approvals for product candidates for which we complete clinical trials;
•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our product candidates and establishing supply and manufacturing relationships with third parties;
•

launching and commercializing product candidates for which we obtain regulatory approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	maintaining, protecting and expanding our intellectual property portfolio;
•	obtaining market acceptance of our product candidates as viable treatment options for our target indications;
•	identifying and validating new therapeutic product candidates based on tRNA synthetase biology or neuropilin-2 (NRP2) biology, including through our AARS and DARS discovery programs;
•	attracting, hiring and retaining qualified personnel; and
•	negotiating favorable terms in any licensing, collaboration or other arrangements into which we may enter.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, in our Phase 1b/2a clinical trial of efzofitimod in patients with pulmonary sarcoidosis, FDG-PET/CT was not evaluable due to incomplete data primarily caused by operational issues related to the ongoing COVID-19 pandemic. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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
•

delays in reaching consensus with regulatory agencies on trial design, including with respect to the endpoints for our planned registrational study of efzofitimod and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;

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

Any delay in or inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our planned technology transfer to another CDMO for bulk drug substance and production capacity changes for efzofitimod), we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

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

To date, the safety and efficacy of efzofitimod has only been studied in a limited number of humans and ATYR2810 has not been studied in humans at all. Accordingly, efzofitimod, ATYR2810 and any future product candidates could potentially cause unexpected adverse events. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease.

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the ongoing COVID-19 pandemic or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the ongoing COVID-19 pandemic has impacted clinical trials broadly, including our efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed to September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our future trials due to the ongoing COVID-19 pandemic, including the emergence of new variants of COVID-19.

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

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod and ATYR2810, or experience significant delays in doing so, our business will be materially harmed.

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

For example, we are currently planning our next efzofitimod clinical trial in patients with pulmonary sarcoidosis, and we intend to initiate this planned registrational trial in the third quarter of 2022. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons.

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

Furthermore, clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity and successfully commercialize our product candidates and may have an adverse effect on our business, financial condition and results of operations.

Our current product candidates and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for efzofitimod and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on these new areas of biology, including efzofitimod, ATYR2810 and additional product candidates arising from proteins derived from tRNA synthetases or targeting the NRP2 receptor or other pathways, including Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS). Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from HARS, AARS or DARS families or targeting the NRP2 receptor and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immunomodulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work represents a new therapeutic approach, developing and commercializing our product candidates, including efzofitimod and ATYR2810, subjects us to a number of challenges, including:

•

defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval, including with respect to our planned registrational study of efzofitimod and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;

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

Data generated in our preclinical studies and patient sample data relating to the immunomodulatory domain of HARS, including efzofitimod, may not be predictive or indicative of the immunomodulatory activity or therapeutic effects, if any, of our product candidates in patients.

Our scientists discovered the activity of the immunomodulatory domain of HARS, including efzofitimod, using in vitro and in vivo screening systems designed to test potential immunomodulatory activity in animal models of immune activity or inflammation. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of efzofitimod in patients with ILD.

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immunomodulatory activity of efzofitimod may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of NRP2 in the mechanism of action of efzofitimod, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Although we were able to establish clinical proof-of-concept for efzofitimod in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, this may not be validated in other clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

We have previously conducted and we or our third party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan.

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

Further, as a result of the ongoing COVID-19 pandemic, the integrity of data from any clinical trials conducted outside of the United States may not be acceptable to the FDA.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940 (slightly truncated recombinant HARS protein), completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response. In addition, some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we observed a decreased rate of IRRs in our clinical trials of ATYR1940. We did not observe IRRs in our Phase 1b/2a clinical trial of efzofitimod in patients in pulmonary sarcoidosis or in our other efzofitimod clinical trials, but we cannot assure that this will be the case in any future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including efzofitimod. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to expand applications of efzofitimod to additional immune-mediated diseases, advance the development of ATYR2810 for cancer indications and leverage our discovery engine to identify the therapeutic potential of NRP2 biology and extracellular proteins derived from tRNA synthetases to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the ongoing COVID-19 pandemic or other infectious diseases could impact personnel at our CDMOs and CROs, which could disrupt our clinical timelines and have a material adverse impact on our business, prospects, financial condition and results of operations. Additionally, the production of COVID-19 vaccines may disrupt the availability of raw materials and consumables required to manufacture our product candidates, which could result in decreased manufacturing and supply of these product candidates to support our planned clinical trials or regulatory filings.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli by expression in inclusion bodies and refolding to recreate the native structure. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we recently engaged an additional CDMO to manufacture efzofitimod and will need to complete a technology transfer and validation process before the new CDMO will be able to produce additional bulk drug substance for our clinical trials or otherwise. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Although the FDA has recently granted orphan drug designation to efzofitimod for the treatment of sarcoidosis, we may not receive orphan drug designation for efzofitimod in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis. We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. Obtaining an orphan drug designation can be difficult and we cannot assure you that we will be able to obtain orphan drug designation in other jurisdictions or for other indications, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

A breakthrough therapy or fast track designation by the FDA may not lead to expedited development or regulatory review or approval.

We may seek, from time to time, breakthrough therapy or fast track designation for our product candidates. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track designation is for a product candidate that treats a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. For example, while we are eligible to receive up to an additional $165.0 million in milestone payments under the Kyorin Agreement, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan, whether and when we receive these payments will depend on Kyorin’s development and commercialization of efzofitimod in Japan, over which we have limited control. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. For example, while we received a $2.0 million milestone payment in January 2021, if Kyorin’s operations are limited due to the impacts of the ongoing COVID-19 pandemic in Japan or in other regions where Kyorin operates or relies on third party operations, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

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

We currently rely on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for initial clinical trials. We have recently entered an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance for future clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing. We rely on a single CDMO for process development and scale-up of ATYR2810. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

If due to the ongoing COVID-19 pandemic we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod, ATYR2810 and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

Our business could continue to be adversely affected by the effects of the ongoing COVID-19 pandemic.

Our business has been adversely affected by the effects of the ongoing COVID-19 pandemic and could continue to be adversely affected in the future. For example, many of our employees began telecommuting during the onset of the ongoing COVID-19 pandemic as states and municipalities announced aggressive actions to reduce the spread of the disease such as “shelter in place” orders, and some employees continue to do so, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 have negatively impacted productivity and slowed down or delayed our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In the event that government authorities were to again implement restrictions, including due to the emergence of new variants of COVID-19, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

 During the ongoing COVID-19 pandemic, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

changes in local regulations as part of a response to the ongoing COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

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
•

risk that participants enrolled in future clinical trials will contract COVID-19, or a variant thereof, while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

Our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis was negatively affected by the ongoing COVID-19 pandemic. In 2020, many clinical trial sites in this clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. While we completed this clinical trial, the availability of results from this clinical trial was delayed until September 2021.

Additionally, under the terms of the Kyorin Agreement, we rely on Kyorin to fund all research, development, regulatory, marketing and commercialization activities in Japan. If Kyorin’s operations are limited due to a COVID-19 outbreak in Japan or in other regions where Kyorin operates or relies on third party operations, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement.

Further, we currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, and research and preclinical and clinical testing with respect to our product candidates. While many materials on which we rely may be obtained by more than one supplier, port closures, travel bans and other restrictions resulting from the ongoing COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials to conduct our operations.

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. The impact of the ongoing COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve, including the emergence of new variants and additional actions taken in response to their spread. The extent to which the ongoing COVID-19 pandemic may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the European Union (EU) and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the ongoing COVID-19 pandemic.

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security, as well as federal and state healthcare fraud and abuse laws. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition including a disruption of clinical trials or commercialization of products.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (Process or Processing) personal information and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials (Process or Processing) necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

Therefore, we are, or may become, subject to data privacy and security laws, regulations, and industry standards as well as policies, contracts and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. New Data Protection Requirements may be proposed or enacted. Although we endeavor to comply with all Data Protection Requirements, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor, such as a CRO or clinical trial site, to comply with Data Protection Requirements could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

Additionally, if we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; require us to revise or restructure our operations; or otherwise materially adversely affect our operations (each, a Material Adverse

Impact). Additionally, given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf.

Additionally, our operations may be subject to various federal and state healthcare laws, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our research, proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. If our operations are found to be in violation of any of these laws, we may be subject to penalties, including significant administrative civil and criminal penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and regulatory oversight and the curtailment or restructuring of our operations, any of which could result in a Material Adverse Impact.

In addition, we may become subject to an increasing number of foreign privacy laws. For example, the European Union’s (EU) General Data Protection Regulation (EU GDPR) regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. Failure to comply with the requirements of the EU GDPR may result in warning letters, litigation, orders banning the processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities abroad; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape and increase compliance costs. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In March 2017, the U.K. government provided official legal notification to the EU that the U.K. will exit the EU (commonly referred to as Brexit), which could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. In addition, due to the ongoing COVID-19 pandemic, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires, hurricanes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by CDMOs at various locations in the United States. We conducted our Phase I clinical trial for efzofitimod in Australia and we have a subsidiary in Hong Kong. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, hurricanes, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, we recently engaged an additional CDMO to manufacture efzofitimod bulk drug substance and will need to complete a technology transfer and validation process before the new CDMO will be able to produce additional bulk drug substance for our clinical trials or otherwise. The new CDMO has not previously manufactured efzofitimod bulk drug substance, which subjects us to heighted risks that it will experience delays in validating the manufacturing process. If the new CDMO experiences such delays, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we intend to use in an initial pivotal trial, have been produced by our existing CDMO, we may be required to complete comparability studies prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could compete with our product candidate, efzofitimod for the treatment of pulmonary sarcoidosis and other ILD.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering additional health reform measures. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	effects of the ongoing COVID-19 pandemic on our business operations or financial condition;
•	adverse results or delays in preclinical studies or clinical trials;
•	manufacturing sufficient quantities of product candidates for use in clinical trials;
•	the imposition of a clinical hold on our product candidates or our inability to cause the clinical hold to be lifted;
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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through November 9, 2021 the closing price of our common stock has ranged between $2.17 and $12.48 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 10, 2022, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 42.5% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the year ended December 31, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We may sell the remaining $4.8 million in the future under the Purchase Agreement.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for a new at-the-market offering (ATM Offering Program), pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal to up to 3% of the gross proceeds. For the year ended December 31, 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the ATM Offering Program.

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

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss carryforwards (NOLs) that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income.

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

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. We may also use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure or exposure of Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (any, a Security Breach), it may result in a Material Adverse Impact (as defined above). For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our Sensitive Information could require substantial expenditures to remedy. If we or the third parties upon which we rely experience a Security Breach, we could suffer reputational harm or face litigation or adverse regulatory action, fines, other penalties, business interruption, and diversion of funds. As a result, we could experience Material Adverse Impacts.

As use of digital technologies has increased, cyber incidents, malicious internet-based activity, and online and offline fraud have become prevalent and have increased in frequency and sophistication. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; phishing attacks; server malfunction; software or hardware failures; supply-chain attacks; loss of data or other computer assets; and other similar issues. Particularly, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services.

Additionally, due to the ongoing COVID-19 pandemic and the competitive labor market, a significant portion of our workforce works remotely and that has increased the risk to our information technology assets and data. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Additionally, future or past business transactions could expose us to additional risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that we, or any third-party partner, will be successful in preventing cyber-attacks or mitigating their effects. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches.

Furthermore, applicable Data Protection Requirements may require us to notify relevant stakeholders of Security Breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts. There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Requirements related to information security or Security Breaches.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, privacy and security practices, or Security Breaches we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “LIFE.”

Holders of Record

As of March 10, 2022, there were approximately 32 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (Annual Report). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Part I, Item 1A. Risk Factors.”

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

Our lead therapeutic candidate, efzofitimod (the non-proprietary name for ATYR1923), is a fusion protein comprised of the immunomodulatory domain of histidyl-tRNA synthetase fused to the fragment crystallizable (Fc) region of a human antibody, and serves as a selective modulator of NRP2 that downregulates innate and adaptive immune response in inflammatory disease states. We are developing efzofitimod as a potential disease-modifying therapy for patients with fibrotic lung diseases with high unmet medical need. This includes interstitial lung diseases (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung. In December 2018, we designed a Phase 1b/2a multiple-ascending dose, double-blind, placebo-controlled clinical trial in patients with pulmonary sarcoidosis, a major form of ILD, to evaluate the safety, tolerability, immunogenicity and steroid-sparing effect of efzofitimod, and conduct other exploratory assessments of efficacy, such as lung function. In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. Based on the results of this study, we met with the U.S. Food and Drug Administration (FDA) in February 2022 and presented these data and our plans for subsequent clinical development and path to registration for efzofitimod for the treatment of pulmonary sarcoidosis. As a result of the meeting, we intend to initiate a planned registrational trial of efzofitimod in the third quarter of 2022. Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD).

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020,

Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

In January 2022, the FDA granted efzofitimod an orphan drug designation for the treatment of sarcoidosis.

In parallel with our clinical development of efzofitimod, we have been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. In November 2020, we announced ATYR2810 as our lead Investigational New Drug (IND) candidate in oncology from our NRP2 antibody program. ATYR2810 is a fully humanized monoclonal antibody that is designed to specifically and functionally block the interaction between NRP2 and vascular endothelial growth factor (VEGF). NRP2 is a pleiotropic cell surface receptor that is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated. ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated, and we plan to initiate a Phase 1 clinical trial in the second half of 2022.

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. The term of the project was initially for two years and in December 2021, due to complications arising from the ongoing COVID-19 pandemic, was extended for an additional six months with no additional costs. In May 2021, we announced that Pangu and HKUST achieved certain milestones for the first year of the project.

In February 2021, we announced two new discovery programs from our tRNA synthetase platform. These programs will investigate the functionality of selected fragments of Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS) in immunology, fibrosis and cancer. We are also advancing our preclinical pipeline of tRNA synthetases and NRP2 targeting candidates through internal research efforts, industry and academic collaborations. The impacts of the ongoing COVID-19 pandemic on our business have included the delay in enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employees’ ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2021, we had an accumulated deficit of $372.3 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2021, we had cash, cash equivalents and available-for-sale investments of $107.9 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Annual Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part I. Item 1A. “Risk Factors – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through December 31, 2021, our primary sources of cash have been the sale of equity securities, convertible debt, venture debt, term loans and revenues generated through license and collaboration agreement.

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

At-the-Market Offering Programs

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) to create an at-the-market offering (ATM Offering Program) under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million. JonesTrading is entitled to a commission at a commission rate up to 3% of the gross proceeds. For the year ended December 31, 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the JonesTrading ATM Offering Program.

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

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the year ended December 31, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement.

Kyorin Agreement Milestone Payments

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

HKUST Grant Agreement

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(33,075)	$(15,301)	$(20,013)
Investing activities	(91,566)	6,900	4,925
Financing activities	110,025	16,143	1,336
Net change in cash and cash equivalents	$(14,616)	$7,742	$(13,752)

Operating activities. Net cash used in operating activities was $33.1 million, $15.3 million and $20.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net cash used in operating activities in each of these periods was primarily due to our net losses. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2021 related to non-cash charges including: $0.5 million for depreciation, $1.6 million for stock-based compensation, $0.8 million for amortization of right-of-use asset, and a $2.6 million increase in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2020 related to non-cash charges including: $0.6 million for depreciation, $1.5 million for stock-based compensation, $0.7 million for amortization of right-of-use asset and a $2.3 million increase in our net operating assets and liabilities. The primary differences between net cash used in operating activities and our net loss in the year ended December 31, 2019 related to non-cash charges including: $0.6 million for depreciation, $1.8 million for stock-based compensation, $0.7 million for debt discount accretion and non-cash interest expense, $0.7 million for amortization of right-of-use asset and a $0.2 million decrease in our net operating assets and liabilities.

Investing activities. Net cash provided by (used in) investing activities for the years ended December 31, 2021, 2020 and 2019 was $(91.6) million, $6.9 million and $4.9 million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio as of December 31, 2021 was less than two years.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2021 was $110.0 million and consisted primarily of $80.6 million in proceeds from an underwritten follow-on public offering, net of offering costs, $15.2 million in proceeds from the issuance of common stock through the Purchase Agreement, net of offering costs and $14.1 million proceeds from the ATM Offering Program, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2020 was $16.1 million and consisted primarily of $18.8 million in proceeds from an underwritten follow-on public offering, net of offering costs, and $6.4 million proceeds from the ATM Offering Program, net of issuance costs, offset in part by $9.1 million of principal payments and final payment on the term loans. Net cash provided by financing activities for the year ended December 31, 2019 was $1.3 million and consisted primarily of $4.4 million in proceeds from the ATM Offering Program, net of issuance costs, and $4.9 million in proceeds from a registered direct offering, net of issuance costs, offset in part by $8.0 million of principal payments on the term loans.

Material Cash Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance efzofitimod in clinical development, including manufacturing and technology transfer activities for efzofitimod, continue IND-enabling studies and manufacturing activities for ATYR2810, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	delays of our planned clinical trials of efzofitimod and ATYR2810;
•	any resulting cost increases as a result of the ongoing COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•	the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO);
•	our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be unable to raise additional funds on acceptable terms or at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

As of December 31, 2021, our material cash requirements from known contractual and other obligations consisted primarily of a non-cancelable facility lease that is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In July 2018, we entered into a lease amendment that reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023. With the lease amendment, we do not have an option to extend the lease. As of December 31, 2021, the aggregate present value of the lease payments was $1.4 million of which $1.0 million will be incurred in 2022 and $0.4 million will be incurred in 2023.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of December 31, 2021. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into a collaboration and license agreement with Kyorin for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. The Phase 1 trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers.

Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment and a $2.0 milestone payment and we are eligible to receive an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

For the year ended December 31, 2021, there were no activities that triggered additional license and collaboration agreement revenue while we recognized $10.0 million as license and collaboration agreement revenue for the year ended December 31, 2020 under the Kyorin Agreement.

Research and Development Expenses

To date, our research and development expenses have been related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immunomodulators and, more recently research efforts related to NRP2 biology. These expenses consist primarily of:

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will continue to increase in future years and will consist primarily of costs related to our clinical development and manufacturing of efzofitimod for patients with pulmonary sarcoidosis, including the costs associated with technology transfer to an additional CDMO of efzofitimod, our preclinical development, planned clinical development and manufacturing of ATYR2810 and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. For instance, as a result of the ongoing COVID-19 pandemic, many clinical trial sites in our completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Though the impact of the ongoing COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

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

We currently rely on third parties for the clinical development of our product candidates and the manufacture of our product candidates to support our ongoing and future clinical trials. We pay these third parties, including consultants, CROs, CDMOs and other service providers, pursuant to contractual arrangements, which may include provisions for time and materials-based payments, project-based fees and milestone payments. We base our accrual for these expenses on our estimates of the services received and efforts expended pursuant to our contractual arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust our accrual or prepaid expenses accordingly.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,		Increase /
	2021	2020	(Decrease)
License and collaboration agreement revenues	$—	$10,455	$(10,455)
Research and development expenses	23,264	17,291	5,973
General and administrative expenses	10,751	9,075	1,676
Other income (expense), net	238	(319)	557

License and collaboration agreement revenues. Revenues of $10.5 million for the year ended December 31, 2020 consisted primarily of $10.0 million from license and collaboration agreement earned under the Kyorin Agreement.

Research and development expenses. Research and development expenses were $23.3 million and $17.3 million for the years ended December 31, 2021 and 2020, respectively. The increase of $6.0 million was due primarily to an increase of $6.2 million in product development and manufacturing costs for efzofitimod and ATYR2810, an increase of $1.8 million research development for efzofitimod, ATYR2810 and our discovery programs and an increase of $1.1 million in compensation related expenses. The increase was offset by a decrease of $3.1 million in clinical trial expenses due to the completion of the Phase 1b/2a sarcoidosis clinical trial in September 2021 and the COVID-19 clinical trial in December 2020.

General and administrative expenses. General and administrative expenses were $10.8 million and $9.1 million for the years ended December 31, 2021 and 2020, respectively. The increase of $1.7 million was due primarily to a $1.2 million increase in compensation related expenses, a $0.2 million increase in insurance costs, a $0.2 million increase in professional fees and $0.1 million increase in taxes and licenses.

Other income (expense), net. Other income (expense) was $0.2 million and $(0.3) million for years ended December 31, 2021 and 2020, respectively. The change was primarily a result of a reduction in interest expense due to the repayment of our term loans in November 2020.

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

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of aTyr Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical studies costs
Description of the Matter

During 2021, the Company incurred $23.3 million for research and development expenses and as of December 31, 2021 recorded an accrual for $1.0 million of clinical studies costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations and contracted development and manufacturing organizations. As described in Note 2 to the consolidated financial statements, external costs for clinical studies to be paid are accrued and expensed based upon work completed in accordance with contractual arrangements.

Auditing management’s accounting for accrued clinical studies costs is especially challenging because it is dependent on data from third parties and involves judgments applied by management to determine the commencement and completion date of vendor tasks as well as the extent of work performed during the reporting period, which may not match the pattern of bills received or payments made to third-party service providers. The testing of accrued clinical studies costs is dependent upon a high-volume of data and input exchanged between clinical personnel and third-party service providers, which includes the total trial management costs, number of sites activated, number of patients enrolled, and number of patient visits, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

Our substantive testing procedures over the completeness of the Company’s accrued clinical studies costs include obtaining from third-parties confirmation of total costs billed and work completed as of December 31, 2021 for significant clinical trials. We obtained an understanding of the status of significant clinical trial activities from accounting personnel and the clinical project managers to understand the status of significant clinical trial activities. To assess the appropriate measurement of accrued clinical studies costs, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also inspected a sample of subsequent payments, obtained invoice support and tested the expense was recorded to the appropriate period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Diego, California

March 15, 2022

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,336	$16,952
Available-for-sale investments	105,575	14,737
Other receivables	435	2,039
Prepaid expenses	5,223	1,803
Total current assets	113,569	35,531
Property and equipment, net	543	899
Right-of-use assets	1,267	2,083
Other assets	158	213
Total assets	$115,537	$38,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,031	$1,431
Accrued expenses	4,002	3,572
Current portion of operating lease liability	980	861
Total current liabilities	6,013	5,864
Long-term operating lease liability, net of current portion	398	1,378
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value per share; 42,500,000 and 21,425,000 authorized shares as of December 31, 2021 and 2020, respectively; issued and outstanding shares – 27,793,035 and 11,018,954 as of December 31, 2021 and 2020, respectively	28	11
Additional paid-in capital	481,832	370,210
Accumulated other comprehensive loss	(263)	(43)
Accumulated deficit	(372,296)	(338,528)
Total aTyr Pharma stockholders’ equity	109,301	31,650
Noncontrolling interest in Pangu BioPharma Limited	(175)	(166)
Total stockholders' equity	109,126	31,484
Total liabilities and stockholders’ equity	$115,537	$38,726

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019

Revenues:
License and collaboration agreement revenues	$—	$10,455	$422
Total revenues	—	10,455	422
Operating expenses:
Research and development	23,264	17,291	14,048
General and administrative	10,751	9,075	9,352
Total operating expenses	34,015	26,366	23,400
Loss from operations	(34,015)	(15,911)	(22,978)
Total other income (expense), net	238	(319)	(785)
Consolidated net loss	(33,777)	(16,230)	(23,763)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	9	6	160
Net loss attributable to aTyr Pharma, Inc.	$(33,768)	$(16,224)	$(23,603)
Net loss per share, basic and diluted	$(1.77)	$(1.77)	$(7.03)
Shares used in computing net loss per share, basic and diluted	19,080,878	9,160,269	3,355,600

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2021	2020	2019

Consolidated net loss	$(33,777)	$(16,230)	$(23,763)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(220)	(3)	20
Comprehensive loss	(33,997)	(16,233)	(23,743)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	9	6	160
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(33,988)	$(16,227)	$(23,583)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	2,285,952	$2	2,186,389	$2	$332,407	$(60)	$(298,701)	$—	$33,650
Conversion of preferred stock to common stock	(641,991)	—	229,283	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	—	—	7,487	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,117	—	13	—	—	—	13
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	805,357	1	4,404	—	—	—	4,405
Issuance of common stock from registered direct offering, net of offering costs	—	—	660,154	1	4,917	—	—	—	4,918
Stock-based compensation	—	—	—	—	1,783	—	—	—	1,783
Net unrealized gain on investments, net of tax	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	(23,603)	(160)	(23,763)
Balance as of December 31, 2019	1,643,961	2	3,891,787	4	343,524	(40)	(322,304)	(160)	21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	1,657,075	2	6,435	—	—	—	6,437
Issuance of common stock upon release of restricted stock units	—	—	8,678	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,382	—	10	—	—	—	10
Stock-based compensation	—	—	—	—	1,465	—	—	—	1,465
Net unrealized loss on investments, net of tax	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	(16,224)	(6)	(16,230)
Balance as of December 31, 2020	—	—	11,018,954	11	370,210	(43)	(338,528)	(166)	31,484
Issuance of common stock upon release of restricted stock units	—	—	4,177	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	10,751	—	62	—	—	—	62
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,382	—	11	—	—	—	11
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	2,974,521	3	14,067	—	—	—	14,070
Issuance of common stock from committed purchase agreement, net of offering costs	—	—	3,000,000	3	15,233	—	—	—	15,236
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	10,781,250	11	80,635	—	—	—	80,646
Stock-based compensation	—	—	—	—	1,614	—	—	—	1,614
Net unrealized loss on investments, net of tax	—	—	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	—	—	(33,768)	(9)	(33,777)
Balance as of December 31, 2021	—	$—	27,793,035	$28	$481,832	$(263)	$(372,296)	$(175)	$109,126

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(33,777)	$(16,230)	$(23,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	475	569	635
Stock-based compensation	1,614	1,465	1,783
Debt discount accretion and non-cash interest expense	—	346	707
Amortization (accretion) of premium (discount) of available-for-sale investment securities	366	110	(284)
Amortization of right-of-use assets	829	697	731
Loss (gain) on disposal of property and equipment	6	3	(28)
Changes in operating assets and liabilities:
Other receivables	1,604	(1,939)	58
Prepaid expenses and other assets	(3,378)	(1,122)	276
Accounts payable and accrued expenses	47	1,763	162
Contract liability	—	(208)	208
Operating lease liability	(861)	(755)	(498)
Net cash used in operating activities	(33,075)	(15,301)	(20,013)
Cash flows from investing activities:
Purchases of property and equipment	(192)	(202)	(79)
Purchases of available-for-sale investment securities	(126,506)	(21,066)	(40,647)
Maturities of available-for-sale investment securities	35,082	28,150	45,600
Proceeds from sale of property and equipment	50	18	51
Net cash (used in) provided by investing activities	(91,566)	6,900	4,925
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	62	—	—
Proceeds from issuance of common stock through employee stock purchase plan	11	10	13
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	14,070	6,437	4,405
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	15,236	—	—
Proceeds from issuance of common stock from underwritten follow-on offering, net of offering costs	80,646	18,779	—
Proceeds from issuance of common stock through registered direct offering, net of offering costs	—	—	4,918
Repayments on borrowings	—	(9,083)	(8,000)
Net cash provided by financing activities	110,025	16,143	1,336
Net change in cash and cash equivalents	(14,616)	7,742	(13,752)
Cash and cash equivalents at beginning of period	16,952	9,210	22,962
Cash and cash equivalents at the end of period	$2,336	$16,952	$9,210

Supplemental disclosure of cash flow information:
Interest paid	$—	$308	$1,122
Purchase of fixed assets included in accounts payable	$—	$17	$—

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2021, we had an accumulated deficit of $372.3 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2021, our cash, cash equivalents and available-for-sale investments were $107.9 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report.

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

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities, municipal bond securities and commercial paper. We classify all investment securities as available-for-sale. Investment securities are carried at fair value, with the unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. As of December 31, 2021, we held an aggregate total of $105.6 million of investment securities which consisted of corporate debt securities, municipal bonds, and commercial paper all of which will mature in less than two years, and there was an unrealized loss of approximately $0.2 million between the amortized cost and fair value of these investment securities. As of December 31, 2020, we held $14.7 million of corporate debt securities, asset-backed securities and commercial paper, all of which mature in less than one year, and there was an unrealized loss of approximately $3,000 between the amortized cost and fair value of these investment securities.

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

Accrued Expenses

Accrued expenses include salaries, wages, benefits costs, consulting fees, legal and research and development costs. Accrued clinical studies costs of $1.0 million and $1.1 million as of December 31, 2021 and 2020, respectively, included clinical studies and product manufacturing costs. We have entered into contractual arrangements related to our clinical studies with clinical research organizations (CROs) and contracted development and manufacturing organizations (CDMOs) and recognize expense based on work completed and efforts expended pursuant to our contractual arrangements. We make estimates of our accrued CRO costs as of each balance sheet date based on facts and circumstances known at the time and include total trial management costs, sites activated, patients enrolled and number of patient visits. We estimate the time period over which services will be performed and the level of effort to be expended in each period. There may be instances in which payments made to our service providers including CROs and CDMOs, will temporarily exceed the level of services provided and result in a prepayment of the expense. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense balance accordingly. Historically, our estimated accrued liabilities have materially approximated actual expenses incurred.

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. For long-term operating leases with an initial term of greater than 12 months, we recognized an operating right-of-use asset (ROU) and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses in our consolidated statements of operations.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional ROU that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional ROU. A lease modification that results in a separate contract will be accounted for in the same manner as a new lease. For a modification that is not a separate contract, we reassess the lease classification using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the lease liability for the modified lease as an adjustment to the corresponding operating lease ROU asset.

Our right-of-use assets consist of an operating lease for our facility headquarters. We have a noncancelable operating lease that includes certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. We currently do not have any finance leases.

We do not separate lease and non-lease components for our long-term leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in our consolidated statement of operations. Variable lease payments, including lease operating expenses, are recorded as incurred.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Years Ended December 31,
	2021	2020	2019
Class X preferred stock (if-converted to common stock)	—	—	587,445
Common stock warrants	13,760	13,904	13,904
Common stock options and restricted stock units	1,420,050	584,211	363,553
Employee stock purchase plan	2,045	1,602	1,958
Total	1,435,855	599,717	966,860

The following table summarizes our net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to aTyr Pharma, Inc.	$(33,768)	$(16,224)	$(23,603)

Denominator:
Shares used in computing net loss per share, basic and diluted	19,080,878	9,160,269	3,355,600

Net loss per share - basic and diluted	$(1.77)	$(1.77)	$(7.03)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We expect the adoption of the amendments in Topic 326 to have an immaterial effect on our consolidated financial position or the results of its operations when such amendment is adopted.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for Topic 740 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Topic 740 is effective for fiscal years beginning after December 15, 2020 which we adopted prospectively on January 1, 2021. The adoption did not have a material effect on our consolidated financial position or results of operations.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in asset-backed securities, commercial paper, corporate debt securities and municipal bonds. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Current:
Cash equivalents	$2,052	$2,052	$—	$—
Available-for-sale investments:
Commercial paper	36,921	—	36,921	—
Corporate debt securities	55,713	—	55,713	—
Municipal bonds	12,941	—	12,941	—
Total available-for-sale investments	105,575	—	105,575	—
Total assets measured at fair value	$107,627	$2,052	$105,575	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Assets:
Current:
Cash equivalents	$13,708	$13,708	$—	$—
Available-for-sale investments:
Asset-backed securities	2,219	—	2,219	—
Commercial paper	5,494	—	5,494	—
Corporate debt securities	7,024	—	7,024	—
Total available-for-sale investments	14,737	—	14,737	—
Total assets measured at fair value	$28,445	$13,708	$14,737	$—

As of December 31, 2021 and 2020, available-for-sale investments are detailed as follows (in thousands):

		December 31, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$36,956	$—	$(35)	$36,921
Corporate debt securities	1 to 2 years	55,859	—	(146)	55,713
Municipal bonds	1 to 2 years	12,973	—	(32)	12,941
		$105,788	$—	$(213)	$105,575

		December 31, 2020
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Asset-backed securities	Within 1 year	$2,218	$1	$—	$2,219
Commercial paper	Within 1 year	5,491	3	—	5,494
Corporate debt securities	Within 1 year	7,021	3	—	7,024
		$14,730	$7	$—	$14,737

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of December 31, 2021.

As of December 31, 2021, all available-for-sale investments were in a gross unrealized loss position and have been in such position for less than twelve months. As of December 31, 2020, available-for-sale investments were in a gross unrealized gain position.

4. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod (the non-proprietary name for our lead therapeutic candidate ATYR1923) for interstitial lung diseases (ILD) in Japan. Under the agreement (the Kyorin Agreement), Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of efzofitimod. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and pharmacokinetics findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial in December 2020, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price was $0.1 million for the free clinical trial material delivered to Kyorin in June 2020, using the “expected cost plus a margin” approach. In December 2020, Kyorin completed the last subject visit in its Phase 1 trial of efzofitimod. This achievement triggered a $2.0 million milestone payment, which we received in January 2021.

The remaining milestones and royalty payments under the Kyorin Agreement are variable consideration. Since the milestone payments are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included as revenue. We will constrain these amounts until the milestone is probable of being achieved. The royalties are dependent on future sales by Kyorin which are at the full discretion of Kyorin. Accordingly, we will apply a constraint to these amounts until the future sale sales have occurred.

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, with aTyr contributing the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region was effective April 1, 2020. The term of the project was initially for two years and in December 2021, due to the ongoing COVID-19 pandemic, was extended for an additional six months with no additional cost.

All the contributions provided by the ITC are paid to HKUST and we record expenses incurred related to this grant award when incurred. Expenses for the years ended December 31, 2021 and 2020 were $0.4 million and $0.2 million, respectively.

5. Balance Sheet Details

Prepaid expenses consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid clinical and research expense	$557	$583
Prepaid manufacturing expenses (1)	4,188	513
Other prepaid expenses	478	707
	$5,223	$1,803

(1)

Prepaid manufacturing expenses of $3.7 million incurred in 2021 included a reservation fee and raw materials for manufacturing of efzofitimod clinical trial materials planned to occur in the second half of 2022.

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Computer and office equipment	$616	$552
Scientific and laboratory equipment	4,383	5,270
Tenant improvements	1,701	1,701
	6,700	7,523
Less accumulated depreciation and amortization	(6,157)	(6,624)
	$543	$899

As of December 31, 2021, 2020 and 2019, depreciation expense was $0.5 million, $0.6 million and $0.6 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued salaries, wages and benefits	$2,326	$1,809
Accrued clinical studies costs	$1,004	$1,089
Other accrued expenses	672	674
	$4,002	$3,572

6. Commitments and Contingencies

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

Operating lease expense for each of the years ended December 31, 2021, 2020 and 2019 was $1.0 million. As of December 31, 2021 and 2020, the weighted average remaining lease term was 1.4 years and 2.4 years, respectively, and the weighted average discount rate for each year was 9.6%.

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of December 31, 2021 were as follows (in thousands):

Operating Lease
2022	$1,062
2023	404
Less: Amount representing interest	(88)
Present value of lease payments	1,378
Less: Current portion of operating lease liability	(980)
Long-term operating lease liability, net of current portion	$398

7. Stockholders’ Equity

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

At-the-Market Offering Program

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering (ATM Offering Program), pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal of up to 3% of the gross proceeds. For the year ended December 31, 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the JonesTrading ATM Offering Program.

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

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. For the year ended December 31, 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We did not sell any shares of common stock to Aspire Capital under this Purchase Agreement for the year ended December 31, 2020.

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

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2015 Stock Plan (the 2015 Plan). The 2015 Plan became effective on May 6, 2015 and we ceased granting any new awards under our 2014 Plan. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. At our 2020 Annual Meeting of Stockholders and at our 2021 Annual Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock reserved under the 2015 Plan by 350,000 shares and 750,000 shares, respectively. Total shares available for issuance under the 2015 Plan as of December 31, 2021 were 420,896. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

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

In October 2021, we granted a non-qualified option to purchase 70,000 shares of our common stock at an exercise price of $8.73 per share as an inducement award in connection with the hiring of our Vice President, Regulatory Affairs, and in December 2021, we granted a non-qualified option to purchase 70,000 shares of our common stock at an exercise price of $7.77 per share as an inducement award in connection with the hiring of our Vice President, Human Resources.

We intend to file a registration statement on Form S-8 to register the shares of common stock underlying the options granted under the inducement grants prior to the time at which this option becomes exercisable.

Employee Stock Purchase Plan

In April 2015, our board of directors adopted, and our stockholders approved, our 2015 Employee Stock Purchase Plan (the 2015 ESPP). The 2015 ESPP became effective on May 6, 2015. As of December 31, 2021, total shares reserved for issuance under the 2015 ESPP were 71,933.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Stock Options	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	576,534	$23.33
Granted	892,239	$5.08
Exercises	(10,751)	$5.78
Canceled/forfeited/expired	(45,472)	$22.38
Outstanding as of December 31, 2021	1,412,550	$12.01	8.46	$3,134,377
Options vested and expected to vest as of December 31, 2021	1,412,550	$12.01	8.46	$3,134,377
Options exercisable as of December 31, 2021	472,553	$25.55	7.10	$763,461

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2021	2020	2019
Expected term (in years)	5.50 – 6.08	5.50 – 6.08	5.51 – 6.07
Risk-free interest rate	0.6% – 1.3%	0.3% – 1.5%	1.4% – 2.6%
Expected volatility	86.3% – 104.8%	102.2% – 109.7%	97.2% – 105.4%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2021	2020	2019
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	0.04% – 0.12%	0.1% – 1.6%	1.6% – 2.5%
Expected volatility	89.7% – 108.12%	89.7% – 143.2%	99.7% – 141.7%
Expected dividend yield	0.0%	0.0%	0.0%

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

Expected volatility. The expected volatility assumption is based on our historical volatility as well as the volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

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

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Global Select Market on the date of grant. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	7,677	$5.32
Granted	4,000	$3.89
Released	(4,177)	$6.18
Balance as of December 31, 2021	7,500	$4.08

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$295	$254	$354
General and administrative	1,319	1,211	1,429
Total stock-based compensation expense	$1,614	$1,465	$1,783

The weighted-average grant date fair value per share of stock options granted by us, during the years ended December 31, 2021, 2020 and 2019 was $3.82, $3.39 and $5.67, respectively. The total grant date fair value of restricted stock units granted by us during the years ended December 31, 2021, 2020, and 2019 was approximately $16,000, $21,000 and $39,000, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was approximately $80,000. We did not have any options exercised during the years ended December 31, 2020 and 2019. The aggregate intrinsic value of restricted stock units released during the years ended December 31, 2021, 2020 and 2019 was approximately $31,000, $34,000 and $31,000, respectively. As of December 31, 2021, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $3.5 million and $20,000, respectively. These unrecognized costs for options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 3.0 years and 2.6 years, respectively.

Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2021 were as follows:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
1,066	$281.50	July 2023
6,830	$43.93	November 2023
2,978	$50.37	June 2024
2,886	$51.98	December 2024
13,760

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

December 31, 2021
Common stock warrants	13,760
Common stock options and restricted stock units	1,420,050
Shares available under the 2015 equity incentive plan	420,896
Shares available under the employee stock purchase plan	71,933
1,926,639

8. Income Tax

Pretax losses were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$(33,316)	$(15,950)	$(23,315)
Foreign	(458)	(280)	(448)
Worldwide pre-tax loss	$(33,774)	$(16,230)	$(23,763)

For the years ended December 31, 2021, 2020, and 2019, we did not record a provision for income taxes due to a full valuation allowance against our deferred taxes. A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Expected income taxes benefit at federal statutory rate	$(7,093)	$(3,408)	$(4,990)
State income taxes, net of federal benefit	(2,313)	(12)	(19)
Permanent items and other	592	169	49
Stock compensation	90	804	701
Research credits	(1,253)	(835)	(817)
Unrecognized tax benefits	500	334	327
Foreign rate differential	21	13	20
Change in tax rate	52	(7)	(49)
Change in valuation allowance	9,404	2,942	4,778
Income tax (benefit) expense	$—	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $84.1 million and $74.6 million as of December 31, 2021 and 2020, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$48,833	$41,203
Capitalized research and development expenses	18,086	17,007
Research credits and other state credits	13,695	12,954
Intangible assets	1,465	1,655
Reserve and accruals	641	544
Share-based compensation expense	1,369	1,253
Lease liability	290	472
Valuation allowance	(84,112)	(74,646)
Total deferred tax assets	$267	$442
Deferred tax liabilities:
Right of use lease assets	(267)	(442)
Total deferred tax liabilities	(267)	(442)
Net deferred tax assets	$—	$—

As of December 31, 2021, we had federal NOL carryforwards of approximately $204.5 million, with $92.0 million of NOLs generated after December 31, 2017 carrying forward indefinitely and $112.5 million of NOLs that will begin to expire in 2025. NOLs generated after January 1, 2018 are subject to an 80% of taxable income limitation when utilized after December 31, 2020 in accordance with the Tax Cuts and Jobs Act of 2017 as modified by the Coronavirus Aid, Relief and Economic Security Act (CARES Act). We had state net operating loss carryforwards of approximately $192.0 million, and foreign net operating loss carryforwards of $8.7 million. The state net operating losses will begin to expire in 2021. The foreign net operating losses carry over indefinitely.

As of December 31, 2021, we had federal and state research and development credit carryforwards of approximately $6.5 million and $4.8 million, respectively, which begin to expire in 2026 for federal purposes and carry over indefinitely for state purposes. We had $12.5 million of federal Orphan Drug Credits as of December 31, 2021, which will begin to expire in 2035.

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

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2021	2020	2019
Balance as of beginning of year	$21,707	$21,302	$19,643
Increase (decrease) related to prior year tax positions	(9)	3	—
Increase related to current year tax positions	534	402	1,659
Balance as of end of year	$22,232	$21,707	$21,302

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2021 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and California authorities due to carry forward of unutilized NOLs and research and development credits.

9. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our Board of Directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million during each of the years ended December 31, 2021, 2020 and 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

 This Annual Report does not include an attestation report of our registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)).

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.atyrpharma.com under the Corporate Governance section of our Investors and Media page. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report.

1. Index list to Financial Statements:

2. Financial Statement Schedules.

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.6	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.4	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.9	Registration Rights Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated September 11, 2020	8-K	001-37378	4.1	September 14, 2020
4.10	Description of Common Stock of the Registrant	10-K	001-37378	4.10	March 26, 2020
10.1*	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2*	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 4, 2021
10.3*	Forms of agreement under 2015 Stock Option and Incentive Plan	S-1/A	333-203272	10.2	April 27, 2015
10.4	Lease by and between the Registrant and BMR-John Hopkins Court LLC, dated December 22, 2011	S-1	333-203272	10.9	April 6, 2015
10.5	First Amendment to Lease between the Registrant and BMR-3545-3575 JOHN HOPKINS LP (as successor-in-interest to BMR-John Hopkins Court LLC), dated January 4, 2017	10-K	001-37378	10.8	March 16, 2017
10.6	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.7	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.8*	2015 Employee Stock Purchase Plan	S-1/A	333-203272	10.14	April 27, 2015
10.9*	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.10*	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016
10.11*	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.12	Second Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in-interest to BMR-John Hopkins Court, LLC), dated April 27, 2017	10-Q	001-37378	10.1	May 11, 2017
10.13*	Employment Agreement, dated November 1, 2017, by and between the Company and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.14*	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
10.15	Third Amendment to Lease between Registrant and BMR-3545-3575 John Hopkins LP (as successor-in interest to BMR-John Hopkins Court, LLC), dated July 30, 2018	10-Q	001-37378	10.1	November 11, 2018
10.16*	Employment Offer Letter by and between Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	10-Q	001-37378	10.2	May 14, 2019
10.17†	Collaboration and License Agreement by and between Registrant and Kyorin Pharmaceutical Co., Ltd., dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
10.18	Common Stock Purchase Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated September 11, 2020	8-K	001-37378	99.1	September 14, 2020
10.19*	First Amendment to Employment Agreement dated February 5, 2021, by and between the Company and Sanjay S. Shukla, M.D., M.S.	10-K	001-37378	10.19	March 24, 2021
10.20**	Common Stock Capital on DemandTM Sales Agreement, between the Registrant and JonesTrading Institutional Services LLC	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1#	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2#	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibits 101)	—	—	—	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement.
**	Originally filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and included herein solely to correct the exhibit hyperlink in that prior filing.
†	Certain portions have been omitted because the Registrant has determined that the information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.
#

The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

aTyr Pharma, Inc.

Date: March 15, 2022	By	/s/ Sanjay S. Shukla
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

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 15, 2022
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 15, 2022
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ John K. Clarke	Chairman of the Board	March 15, 2022
John K. Clarke

/s/ Timothy P. Coughlin	Director	March 15, 2022
Timothy P. Coughlin

/s/ Jane A. Gross	Director	March 15, 2022
Jane A. Gross, Ph.D.

/s/ Svetlana Lucas	Director	March 15, 2022
Svetlana Lucas, Ph.D.

/s/ Paul Schimmel	Director	March 15, 2022
Paul Schimmel, Ph.D.

/s/ Sara Zaknoen	Director	March 15, 2022
Sara Zaknoen