Form 10-Q
period 2022-03-31
aTYR PHARMA INC
filed 2022-05-10
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 4, 2022, there were 28,056,249 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,324	$2,336
Available-for-sale investments	90,342	105,575
Other receivables	426	435
Prepaid expenses	4,025	5,223
Total current assets	103,117	113,569
Property and equipment, net	433	543
Right-of-use assets	1,050	1,267
Other assets	176	158
Total assets	$104,776	$115,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,563	$1,031
Accrued expenses	3,694	4,002
Current portion of operating lease liability	1,012	980
Total current liabilities	6,269	6,013
Long-term operating lease liability, net of current portion	133	398
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares; Class X Convertible Preferred Stock issued and outstanding shares – 0 as of March 31, 2022 (unaudited) and December 31, 2021, respectively	—	—
Common stock, $0.001 par value per share; 42,500,000 authorized shares as of March 31, 2022 and December 31, 2021, respectively; issued and outstanding shares – 28,056,249 (unaudited) and 27,793,035 as of March 31, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	483,730	481,832
Accumulated other comprehensive loss	(759)	(263)
Accumulated deficit	(384,449)	(372,296)
Total aTyr Pharma, Inc. stockholders’ equity	98,550	109,301
Noncontrolling interest in Pangu BioPharma Limited	(176)	(175)
Total stockholders’ equity	98,374	109,126
Total liabilities and stockholders’ equity	$104,776	$115,537

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Operating expenses:
Research and development	$8,896	$4,516
General and administrative	3,482	2,686
Total operating expenses	12,378	7,202
Loss from operations	(12,378)	(7,202)
Total other income (expense), net	224	47
Consolidated net loss	(12,154)	(7,155)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	4
Net loss attributable to aTyr Pharma, Inc.	$(12,153)	$(7,151)
Net loss per share, basic and diluted	$(0.44)	$(0.51)
Shares used in computing net loss per share, basic and diluted	27,818,379	14,103,783

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Consolidated net loss	$(12,154)	$(7,155)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(496)	(14)
Comprehensive loss	(12,650)	(7,169)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	4
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(12,649)	$(7,165)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three months ended March 31, 2022 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2021	27,793,035	$28	$481,832	$(263)	$(372,296)	$(175)	$109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock from at-the-market offerings, net of offering costs	260,455	—	1,480	—	—	—	1,480
Stock-based compensation	—	—	417	—	—	—	417
Net unrealized loss on investments, net of tax	—	—	—	(496)	—	—	(496)
Net loss	—	—	—	—	(12,153)	(1)	(12,154)
Balance as of March 31, 2022	28,056,249	$28	$483,730	$(759)	$(384,449)	$(176)	$98,374

	Three Months Ended March 31, 2021 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	11,018,954	$11	$370,210	$(43)	$(338,528)	$(166)	$31,484
Issuance of common stock upon release of restricted stock units	4,177	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	1,988,254	2	9,619	—	—	—	9,621
Issuance of common stock from committed purchase agreement, net of offering costs	3,000,000	3	15,233	—	—	—	15,236
Stock-based compensation	—	—	360	—	—	—	360
Net unrealized loss on investments, net of tax	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	(7,151)	(4)	(7,155)
Balance as of March 31, 2021	16,011,385	$16	$395,422	$(57)	$(345,679)	$(170)	$49,532

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(12,154)	$(7,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	121
Stock-based compensation	417	360
Amortization of premium of available-for-sale investment securities	237	51
Amortization of right-of-use assets	217	176
Gain on disposal of property and equipment	(89)	—
Changes in operating assets and liabilities:
Other receivables	9	1,950
Prepaid expenses and other assets	1,180	395
Accounts payable and accrued expenses	216	(1,521)
Operating lease liability	(233)	(204)
Net cash used in operating activities	(10,119)	(5,827)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(17)
Purchases of available-for-sale investment securities	—	(25,678)
Maturities of available-for-sale investment securities	14,500	2,300
Proceeds from sale of property and equipment	169	—
Net cash provided by (used in) investing activities	14,626	(23,395)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	1	—
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	1,480	9,621
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	—	15,236
Net cash provided by financing activities	1,481	24,857
Net change in cash and cash equivalents	5,988	(4,365)
Cash and cash equivalents at beginning of period	2,336	16,952
Cash and cash equivalents at the end of period	$8,324	$12,587

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (we, us, and our) was incorporated in the State of Delaware on September 8, 2005. We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on our proprietary tRNA synthetase biology platform.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2021, contained in our Annual Report on Form 10-K filed with the SEC on March 15, 2022. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Risks and Uncertainties

The impact of the ongoing COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included delayed enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee’s ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to disruptions to or delays in planned clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and our ability to raise capital and conduct business development activities.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a consolidated net loss of $12.2 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $384.4 million. We believe that our existing cash, cash equivalents and available-for-sale investments of $98.7 million as of March 31, 2022 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on our balance sheet. For long-term operating leases with an initial term of greater than 12 months, we recognize an operating right-of-use asset (ROU) and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses in our condensed consolidated statements of operations.

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

Our ROU asset consists of an operating lease for our facility headquarters. We have a noncancelable operating lease that includes certain tenant improvement allowances and is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. We currently do not have any finance leases.

We do not separate lease and non-lease components of our long-term leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in our condensed consolidated statement of operations. Variable lease payments, including lease operating expenses, are recorded as incurred.

Revenue Recognition

We evaluate our agreements under Accounting Standard Codification (ASC) Topic 606, Revenue from Contracts with Customers and ASC Topic 808, Collaborative Arrangements. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Three Months Ended March 31,
	2022	2021
Common stock warrants	13,760	13,760
Common stock options and restricted stock units	1,824,164	898,306
Employee stock purchase plan	2,045	1,602
Total	1,839,969	913,668

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022
Assets:
Current:
Cash equivalents	$8,088	$8,088	$—	$—
Available-for-sale investments:
Commercial paper	26,828	—	26,828	—
Corporate debt securities	50,671	—	50,671	—
Municipal bonds	12,843	—	12,843	—
Total available-for-sale investments	90,342	—	90,342	—
Total assets measured at fair value	$98,430	$8,088	$90,342	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Current:
Cash equivalents	$2,052	$2,052	$—	$—
Available-for-sale investments:
Commercial paper	36,921	—	36,921	—
Corporate debt securities	55,713	—	55,713	—
Municipal bonds	12,941	—	12,941	—
Total available-for-sale investments	105,575	—	105,575	—
Total assets measured at fair value	$107,627	$2,052	$105,575	$—

As of March 31, 2022 and December 31, 2021, available-for-sale investments are detailed as follows (in thousands):

		March 31, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$26,972	$—	$(144)	$26,828
Corporate debt securities	1 to 2 years	51,152	—	(481)	50,671
Municipal bonds	1 to 2 years	12,927	—	(84)	12,843
		$91,051	$—	$(709)	$90,342

		December 31, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$36,956	$—	$(35)	$36,921
Corporate debt securities	1 to 2 years	55,859	—	(146)	55,713
Municipal bonds	1 to 2 years	12,973	—	(32)	12,941
		$105,788	$—	$(213)	$105,575

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

As of March 31, 2022, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of March 31, 2022, all available-for-sale investments were in gross unrealized loss positions and have been in such loss positions less than twelve months.

3. License and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD. Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin completed a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and pharmacokinetics findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 milestone payment in January 2021 upon completion of enrollment in the Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. The $8.0 million upfront payment received from Kyorin is non-refundable and non-creditable and is considered fixed consideration. We determined that the relative stand-alone selling price was $7.9 million when the license was delivered to Kyorin in January 2020. We determined that the relative standalone selling price was $0.1 million for the free clinical trial material delivered to Kyorin in June 2020, using the “expected cost plus a margin” approach. In December 2020, Kyorin completed the last subject visit in its Phase 1 clinical trial of efzofitimod. This achievement triggered a $2.0 million milestone payment which we recognized as license and collaboration revenue in December 2020. We received the $2.0 million from Kyorin in January 2021.

For each of the three months ended March 31, 2022 and 2021, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

The remaining milestones and royalty payments under the Kyorin Agreement are variable consideration. Since milestone payments are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included as revenue. We will constrain these amounts until the milestone is probable of being achieved. The royalties are dependent on future sales by Kyorin which are at the full discretion of Kyorin. Accordingly, we constrain these amounts until the future sales have occurred.

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong Government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost and we contributed the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region became effective April 1, 2020. The term of the project was initially for two years and in December 2021, due to the ongoing COVID-19 pandemic, was extended for an additional six months with no additional costs.

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for the three months ended March 31, 2022 and 2021 were $41,000 and $0.2 million, respectively.

4. Commitments and Contingencies

Facility Leases

Future minimum payments under the non-cancelable facility lease and reconciliation to the operating lease liability as of March 31, 2022 were as follows (in thousands):

Operating Lease
2022	$799
2023	404
Less: Amount representing interest	(58)
Present value of lease payments	1,145
Less: Current portion of operating lease liability	(1,012)
Long-term operating lease liability, net of current portion	$133

For each of the three months ended March 31, 2022 and 2021, we recorded an operating lease cost of $0.2 million.

5. Stockholders’ Equity

Underwritten Follow-On Public Offerings

In September 2021, we completed an underwritten follow-on public offering of 10,781,250 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $8.00 per share. The total net proceeds from the offering were approximately $80.6 million after deducting underwriting discounts, commissions and offering expenses payable by us.

At the Market Offering Programs

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (Prior ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate equal of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. For the three months ended March 31, 2022, we sold an aggregate of 260,455 shares of common stock at an average price of $6.07 per share for net proceeds of approximately $1.5 million under the Prior ATM Offering Program. On April 22, 2022, we terminated the Prior ATM Offering Program.

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

Inducement Grants

In March 2022, we adopted and our Board of Directors approved our 2022 Inducement Plan (Inducement Plan). Awards granted under our Inducement Plan are in accordance with the Nasdaq Listing Rules5635(c)(4). A total of 300,000 shares of our common stock were initially reserved for the issuance under our Inducement Plan.

The maximum term of options granted under the Inducement Plan is ten years. Each option vests over a period of four years, with 25% of the shares vesting on the one-year anniversary of the applicable vesting commencement date and the remaining 75% vesting in equal monthly installments over three years, subject to continuous employment.

In March 2022, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 58,400 shares of our common stock, each with an exercise price of $5.24 per share as inducement awards to ten employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

March 31, 2022
Common stock warrants	13,760
Common stock options and restricted stock units	1,824,164
Shares available under the 2015 equity incentive plan	72,423
Shares available under the 2022 inducement plan	241,600
Shares available under the employee stock purchase plan	71,933
2,223,880

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2022:

	Number of Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2021	1,412,550	$12.01
Granted	331,912	$5.47
Exercises	(259)	$3.77
Canceled/forfeited/expired	(5,477)	$4.89
Outstanding as of March 31, 2022	1,738,726	$10.79

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	March 31,
	2022	2021
Expected term (in years)	6.02 – 6.08	5.99 – 6.02
Risk-free interest rate	1.7% – 2.4%	0.6% – 0.9%
Expected volatility	85.8% – 86.5%	104.0% – 104.8%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2022:

	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	7,500	$4.08
Granted	80,438	$5.52
Released	(2,500)	$4.13
Balance as of March 31, 2022	85,438	$5.43

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	March 31,
	2022	2021
Research and development	$107	$63
General and administrative	310	297
Total stock-based compensation expense	$417	$360

6. Subsequent Events

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report), our audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 15, 2022 (2021 Annual Report).

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Part II, Item 1A, and elsewhere in this Quarterly Report. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

We are a biotherapeutics company engaged in the discovery and development of innovative medicines based on our proprietary tRNA synthetase biology platform. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality and signaling pathways of tRNA synthetases. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes and their extracellular targets, such as neuropilin-2 (NRP2).

Our primary focus is efzofitimod, a clinical-stage product candidate which binds to the NRP2 extracellular target and is designed to downregulate immune engagement in fibrotic lung disease. We are developing efzofitimod as a potential disease-modifying therapy for patients with fibrotic lung diseases with high unmet medical need. This includes interstitial lung disease (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung. In December 2018, we designed a Phase 1b/2a multiple-ascending dose, double-blind, placebo-controlled clinical trial in patients with pulmonary sarcoidosis, a major form of ILD, to evaluate the safety, tolerability, immunogenicity and steroid-sparing effect of efzofitimod, and conduct other exploratory assessments of efficacy, such as lung function. In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. Based on the results of this study, we met with the U.S. Food and Drug Administration (FDA) in February 2022 and presented these data and our plans for subsequent clinical development and path to registration for efzofitimod for the treatment of pulmonary sarcoidosis. As a result of the meeting, we intend to initiate a planned registrational trial of efzofitimod in the third quarter of 2022. Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILD, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD).

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of the last subject visit in December 2020 in Kyorin’s Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

In January 2022, the FDA granted efzofitimod an orphan drug designation for the treatment of sarcoidosis and in April 2022, for the treatment of systemic sclerosis (also known as scleroderma).

In parallel with our clinical development of efzofitimod, we have been advancing our discovery pipeline of NRP2 antibodies and tRNA synthetases. ATYR2810 is our lead Investigational New Drug (IND) candidate in oncology from our NRP2 antibody program. ATYR2810 is a fully humanized monoclonal antibody that is designed to selectively and functionally block the interaction between NRP2 and vascular endothelial growth factor (VEGF). NRP2 is a pleiotropic cell surface receptor that is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. VEGF is a validated mediator of tumor growth and plays a role in immune evasion in the tumor microenvironment. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated. ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated, and we plan to initiate a Phase 1 clinical trial in the second half of 2022.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2022, we had an accumulated deficit of $384.4 million and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2022, we had cash, cash equivalents and available-for-sale investments of $98.7 million. We believe that our current cash, cash equivalents and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through March 31, 2022, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (Prior ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate equal of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. For the three months ended March 31, 2022, we sold an aggregate of 260,455 shares of common stock at an average price of $6.07 per share for net proceeds of $1.5 million under the Prior ATM Offering Program. On April 22, 2022, we terminated the Prior ATM Offering Program.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. During the three months ended March 31, 2022, there were no issuances or sales under the Purchase Agreement.

Kyorin Agreement Milestone Payments

We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of the last subject visit in Kyorin’s Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. During the three months ended March 31, 2022, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

HKUST Grant Agreement

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. During the three months ended March 31, 2022, we did not receive any further grants from the ITC or otherwise.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(10,119)	$(5,827)
Investing activities	14,626	(23,395)
Financing activities	1,481	24,857
Net change in cash and cash equivalents	$5,988	$(4,365)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $10.1 million and $5.8 million, respectively. The fluctuation in net cash used in operating activities resulted primarily from our net loss adjusted for non-cash stock-based compensation expense and net cash inflows or outflows from the changes in our operating assets and liabilities.

Investing activities. Net cash provided by (used in) investing activities for the three months ended March 31, 2022 and 2021 was $14.6 million and $(23.4) million, respectively. The fluctuation in net cash provided by (used in) investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2022 consisted primarily of $1.5 million in proceeds from the issuance of common stock through the Prior ATM Offering Program, net of offering costs. Net cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of $9.6 million proceeds from the issuance of common stock through the Prior ATM Offering Program, net of offering costs and $15.2 million proceeds from issuance of common stock through the Purchase Agreement, net of offering costs.

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

As of March 31, 2022, our material cash requirements from known contractual and other obligations consisted primarily of a non-cancelable facility lease that is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In July 2018, we entered into a lease amendment that reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023. With the lease amendment, we do not have an option to extend the lease. As of March 31, 2022, the aggregate present value of the lease payments was $1.1 million of which $1.0 million will be incurred in 2022 and $0.1 million will be incurred in 2023. Our material cash requirements from known contractual obligations have not otherwise changed materially since our Annual Report on Form 10-K for the year ended December 31, 2021.

We did not have any off-balance sheet arrangements as of March 31, 2022.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma as of March 31, 2022. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of efzofitimod and completed the last subject visit in December 2020. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. The Phase 1 trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment and a $2.0 milestone payment and we are eligible to receive an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

For each of the three months ended March 31, 2022 and 2021, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2021 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Increase/
	2022	2021	(Decrease)
Research and development expenses	$8,896	$4,516	$4,380
General and administrative expenses	3,482	2,686	796
Other income (expense), net	224	47	177

Research and development expenses. Research and development expenses were $8.9 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.4 million was due primarily to an increase of $3.2 million in product development and manufacturing costs for efzofitimod and ATYR2810, an increase of $0.7 million in preclinical development for ATYR2810 and our discovery programs and an increase of $0.7 million in compensation related expenses. The increase was offset by a decrease of $0.2 million in clinical trial expenses due to the completion of the Phase 1b/2a sarcoidosis clinical trial.

General and administrative expenses. General and administrative expenses were $3.5 million and $2.7 million for the three months ended March 31, 2022 and 2021 respectively. The increase of $0.8 million was due primarily to an increase of $0.5 million in compensation related expenses and an increase of $0.3 million in professional fees.

Other income, net. Other income, net was $0.2 million and $47,000 for the three months ended March 31, 2022 and 2021, respectively. The change was primarily a result of higher cash, cash equivalents and available-for-sale investments balances at March 31, 2022 as compared to the same period in the prior year, which resulted from an underwritten follow-on offering in September 2021.

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements (Unaudited) – Note 1 – Recent Accounting Pronouncements of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Factors Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found following this summary and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our securities.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report and in our other public filings with the SEC. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our other public filings when evaluating our business.

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2022, our cash, cash equivalents and available-for-sale investments were approximately $98.7 million. We believe that our current cash, cash equivalents and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to initiate, and the progress and results of, our future clinical trials of efzofitimod (our lead therapeutic candidate) and ATYR2810;
•	the outcome of our planned meetings with the U.S. Food and Drug Administration (FDA) with respect to the design of additional clinical trials of efzofitimod and other registration requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to initiate a clinical trial, and the progress and results of, our preclinical program for ATYR2810;
•	potential delays of our planned clinical trials of efzofitimod and ATYR2810 and any resulting cost increases as a result of the ongoing COVID-19 pandemic;
•	the number and characteristics of product candidates that we pursue;
•	the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
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

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $12.2 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $384.4 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt, term loans and license and collaboration agreement revenues. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. While we intend to initiate a planned registrational trial for efzofitimod in the third quarter of 2022, we have not commenced registrational clinical trials for any product candidate to date and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, in our completed Phase 1b/2a clinical trial of efzofitimod in patients with pulmonary sarcoidosis, FDG-PET/CT was not evaluable due to incomplete data primarily caused by operational issues related to the ongoing COVID-19 pandemic. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the ongoing COVID-19 pandemic or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the ongoing COVID-19 pandemic has impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed to September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our future trials due to the ongoing COVID-19 pandemic, including the emergence of new variants of COVID-19.

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

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers.

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

In our Phase 1b/2 clinical trials for our first clinical trial candidate, ATYR1940 (slightly truncated recombinant HARS protein), completed in 2016 and 2017, we observed low levels of antibodies to ATYR1940 in some subjects in response to the administration of ATYR1940. Although these antibody observations were without associated clinical symptoms, the development of higher levels of such antibodies over a longer course of treatment may ultimately limit efficacy and trigger a negative autoimmune response. In addition, some patients in our Phase 1b/2 clinical trials of ATYR1940 experienced generalized infusion related reactions (IRRs) and discontinued dosing. We established procedural measures, including a decreased concentration and intravenous delivery rate of

ATYR1940, in an effort to minimize the occurrence of generalized IRRs and the formation of anti-drug antibodies. After implementation of these procedures, we observed a decreased rate of IRRs in our clinical trials of ATYR1940. We did not observe IRRs in our completed Phase 1b/2a clinical trial of efzofitimod in patients in pulmonary sarcoidosis or in our other efzofitimod clinical trials, but we cannot assure that this will be the case in any future clinical trials. Generalized IRRs and other complications or side effects could harm further development and/or commercialization of our product candidates, including efzofitimod. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biologics license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the ongoing COVID-19 pandemic or other infectious diseases could impact personnel at our CDMOs and CROs, which could disrupt our clinical timelines and have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, the production of COVID-19 vaccines may disrupt the availability of raw materials and consumables required to manufacture our product candidates, which could result in decreased manufacturing and supply of these product candidates to support our planned clinical trials or regulatory filings.

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

Although the FDA has granted orphan drug designation to efzofitimod for the treatment of sarcoidosis and systemic sclerosis, we may not receive orphan drug designation for efzofitimod in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis and systemic sclerosis. We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. Obtaining an orphan drug designation can be difficult and we cannot assure you that we will be able to obtain orphan drug designation in other jurisdictions or for other indications, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

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

The patentability of inventions, and the validity, enforceability and scope of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. As a result, patent applications that we own or in-license may not issue as patents with claims that cover our product candidates, or at all, in the United States or in foreign countries for many reasons. For example, there is no assurance that we were the first to invent or the first to file patent applications in respect of the inventions claimed in our patent applications or that our patent applications claim patentable subject matter. We may also be unaware of potentially relevant prior art relating to our patents and patent applications, and this prior art, if any, may be used by third parties as grounds to seek to invalidate a patent or to prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents disclose aspects of our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse effect on our business.

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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse effect on our business.

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

Our completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis was negatively affected by the ongoing COVID-19 pandemic. In 2020, many clinical trial sites in this clinical trial temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial. While we completed this clinical trial, the availability of results from this clinical trial was delayed until September 2021.

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition including, a disruption of clinical trials or commercialization of products.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (Process or Processing) personal information and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

Therefore, we are, or may become, subject to data privacy and security laws, regulations, and industry standards as well as policies, contracts and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. New Data Protection Requirements may be proposed or enacted. Although we endeavor to comply with all Data Protection Requirements, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor, such as a CRO or clinical trial site, to comply with Data Protection Requirements could result in material adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

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

Additionally, our operations may be subject to various federal and state healthcare information privacy laws, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

In addition, we may become subject to an increasing number of foreign privacy laws, particularly as we begin to sponsor clinical trials in foreign jurisdictions. For example, the European Union’s (EU) General Data Protection Regulation (EU GDPR) regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could apply to our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. Failure to comply with the requirements of the EU GDPR may result in warning letters, litigation, orders banning the processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater.

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

In addition, Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities abroad; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape and increase compliance costs. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering additional health reform measures. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our current and future operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various federal and state healthcare laws and regulations. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal false claims, including the False Claims Act, which can be enforced through whistleblower actions, and Civil Monetary Penalties Laws, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by HITECH, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates and covered subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•	analogous state and foreign laws and regulations.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the delay, reduction, termination or restructuring of our operations.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through May 4, 2022 the closing price of our common stock has ranged between $2.17 and $12.48 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of May 4, 2022, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 42.1% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In September 2020, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During 2021, we sold an aggregate of 3,000,000 shares of common stock at an average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We may sell the remaining $4.8 million in the future under the Purchase Agreement. For the three months ended March 31, 2022, there were no issuances or sales under the Purchase Agreement.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (Prior ATM Offering Program), pursuant to which we can sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading is entitled to a commission at a fixed rate equal of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at an average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. For the three months ended March 31, 2022, we sold an aggregate of 260,455 shares of common stock at an average price of $6.07 per share for net proceeds of $1.5 million under the Prior ATM Offering Program. On April 22, 2022, we terminated the Prior ATM Offering Program.

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

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. We may also use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure or exposure of Sensitive Information; or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (any, a Security Breach), it may result in a Material Adverse Impact (as defined above). For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our Sensitive Information could require substantial expenditures to remedy. If we or the third parties upon which we rely experience a Security Breach, we could suffer reputational harm or face litigation or adverse regulatory action, fines, other penalties, business interruption, and diversion of funds. As a result, we could experience Material Adverse Impacts.

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

Additionally, due to the ongoing COVID-19 pandemic and the competitive labor market, a portion of our workforce works remotely and that has increased the risk to our information technology assets and data. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Additionally, future or past business transactions could expose us to additional risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that we, or any third-party partner, will be successful in preventing cyber-attacks or mitigating their effects. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches.

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

We are subject to a number of anti-corruption laws, including the Foreign Corrupt Practices Act of 1977, as amended (FCPA), and various other anti-corruption laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Our business relies on approvals and licenses from government and regulatory entities, and as a result, we are subject to certain elevated risks associated with interactions with these entities. Although we have adopted a code of business conduct and ethics that includes provisions governing the interactions of employees with government entities to mitigate these risks, there can be no assurance that this will be successful in preventing violations of anti-corruption laws. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects. Any investigation of any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, prospects, financial condition and results of operations.

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

We have broad discretion in the use of our cash, cash equivalents and available-for-sale investments and are exposed to risks related to the marketable securities we may purchase.

We have considerable discretion in the application of our existing cash, cash equivalents and available-for-sale investments. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. In addition, pending their use, we may invest our existing cash in certain short-term investments, including but not limited to investment-grade, interest-bearing securities. Historically, investment in these securities has been highly liquid and has experienced only very limited defaults. However, volatility in the financial markets in recent years has created additional uncertainty regarding the liquidity and safety of these investments. Additionally, we may use this cash, cash equivalents and available-for-sale investments for purposes that do not yield a significant return or any return at all for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.7	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.4	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.9	Registration Rights Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated September 11, 2020	8-K	001-37378	4.1	September 14, 2020
10.1*	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	April 29, 2022
10.2*	aTyr Pharma, Inc. 2015 Employee Stock Purchase Plan, as amended	8-K	001-37378	10.2	April 29, 2022
10.3*	aTyr Pharma, Inc. 2022 Inducement Plan	—	—	—	Filed herewith
10.4*	Forms of Grant Notice and Stock Option Agreement under aTyr Pharma, Inc. 2022 Inducement Plan	—	—	—	Filed herewith
10.5	Open Market Sale AgreementSM, dated April 22, 2022 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	April 22, 2022

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement.
#

The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aTyr Pharma, Inc.

Date: May 10, 2022	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)