Form 10-Q
period 2022-06-30
aTYR PHARMA INC
filed 2022-08-15
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 28,625,046 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,484	$2,336
Available-for-sale investments	80,070	105,575
Other receivables	426	435
Prepaid expenses	4,375	5,223
Total current assets	93,355	113,569
Restricted cash	733	—
Property and equipment, net	558	543
Operating lease, right-of-use assets	827	1,267
Financing lease, right-of-use assets	368	—
Other assets	175	158
Total assets	$96,016	$115,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,674	$1,031
Accrued expenses	6,610	4,002
Current portion of operating lease liability	906	980
Current portion of financing lease liability	70	—
Total current liabilities	9,260	6,013
Long-term operating lease liability, net of current portion	—	398
Long-term financing lease liability, net of current portion	298	—
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of June 30, 2022 (unaudited) and December 31, 2021; Class X Convertible Preferred Stock, issued and outstanding shares – 0 as of June 30, 2022 (unaudited) and December 31, 2021	—	—
Common stock, $0.001 par value per share; 85,000,000 and 42,500,000 authorized shares as of June 30, 2022 (unaudited) and December 31, 2021, respectively; issued and outstanding shares – 28,127,458 and 27,793,035 as of June 30, 2022 (unaudited) and December 31, 2021, respectively	28	28
Additional paid-in capital	484,286	481,832
Accumulated other comprehensive loss	(810)	(263)
Accumulated deficit	(396,869)	(372,296)
Total aTyr Pharma, Inc. stockholders’ equity	86,635	109,301
Noncontrolling interest in Pangu BioPharma Limited	(177)	(175)
Total stockholders’ equity	86,458	109,126
Total liabilities and stockholders’ equity	$96,016	$115,537

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Operating expenses:
Research and development	$9,135	$7,655	$18,031	$12,171
General and administrative	3,449	2,790	6,931	5,476
Total operating expenses	12,584	10,445	24,962	17,647
Loss from operations	(12,584)	(10,445)	(24,962)	(17,647)
Total other income (expense), net	163	53	387	100
Consolidated net loss	(12,421)	(10,392)	(24,575)	(17,547)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1	2	5
Net loss attributable to aTyr Pharma, Inc.	$(12,420)	$(10,391)	$(24,573)	$(17,542)
Net loss per share, basic and diluted	$(0.44)	$(0.64)	$(0.88)	$(1.16)
Shares used in computing net loss per share, basic and diluted	28,063,387	16,128,473	27,941,560	15,121,721

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Consolidated net loss	$(12,421)	$(10,392)	$(24,575)	$(17,547)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(51)	(4)	(547)	(18)
Comprehensive loss	(12,472)	(10,396)	$(25,122)	$(17,565)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1	2	5
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(12,471)	$(10,395)	$(25,120)	$(17,560)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Six Months Ended June 30, 2022 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2021	27,793,035	$28	$481,832	$(263)	$(372,296)	$(175)	$109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock from at-the-market offerings, net of offering costs	260,455	—	1,480	—	—	—	1,480
Stock-based compensation	—	—	417	—	—	—	417
Net unrealized loss on investments, net of tax	—	—	—	(496)	—	—	(496)
Net loss	—	—	—	—	(12,153)	(1)	(12,154)
Balance as of March 31, 2022	28,056,249	$28	$483,730	$(759)	$(384,449)	$(176)	$98,374
Issuance of common stock pursuant to employee stock purchase plan	1,958	—	5	—	—	—	5
Issuance of common stock from at-the-market offerings, net of offering costs	69,251	—	34	—	—	—	34
Stock-based compensation	—	—	517	—	—	—	517
Net unrealized loss on investments, net of tax	—	—	—	(51)	—	—	(51)
Net loss	—	—	—	—	(12,420)	(1)	(12,421)
Balance as of June 30, 2022	28,127,458	$28	$484,286	$(810)	$(396,869)	$(177)	$86,458

	Three and Six Months Ended June 30, 2021 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	11,018,954	$11	$370,210	$(43)	$(338,528)	$(166)	$31,484
Issuance of common stock upon release of restricted stock units	4,177	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	1,988,254	2	9,619	—	—	—	9,621
Issuance of common stock from committed purchase agreement, net of offering costs	3,000,000	3	15,233	—	—	—	15,236
Stock-based compensation	—	—	360	—	—	—	360
Net unrealized loss on investments, net of tax	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	(7,151)	(4)	(7,155)
Balance as of March 31, 2021	16,011,385	$16	$395,422	$(57)	$(345,679)	$(170)	$49,532
Issuance of common stock upon exercise of stock options	553	—	1	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	1,602	—	5	—	—	—	5
Issuance of common stock from at-the-market offerings, net of offering costs	293,830	—	1,265	—	—	—	1,265
Stock-based compensation	—	—	398	—	—	—	398
Net unrealized loss on investments, net of tax	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	(10,391)	(1)	(10,392)
Balance as of June 30, 2021	16,307,370	$16	$397,091	$(61)	$(356,070)	$(171)	$40,805

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(24,575)	$(17,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	244
Stock-based compensation	934	758
Amortization of premium of available-for-sale investment securities	434	106
Amortization of right-of-use assets	440	411
Gain on disposal of property and equipment	(89)	—
Changes in operating assets and liabilities:
Other receivables	9	1,949
Prepaid expenses and other assets	831	(405)
Accounts payable and accrued expenses	3,108	1,379
Operating lease liability	(472)	(414)
Net cash used in operating activities	(19,236)	(13,519)
Cash flows from investing activities:
Purchases of property and equipment	(96)	(113)
Purchases of available-for-sale investment securities	(11,176)	(40,024)
Maturities of available-for-sale investment securities	35,700	12,768
Proceeds from sale of property and equipment	169	—
Net cash provided by (used in) investing activities	24,597	(27,369)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	1	1
Proceeds from issuance of common stock through employee stock purchase plan	5	5
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	1,514	10,886
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	—	15,236
Net cash provided by financing activities	1,520	26,128
Net change in cash, cash equivalents and restricted cash	6,881	(14,760)
Cash, cash equivalents and restricted cash at beginning of period	2,336	16,952
Cash, cash equivalents and restricted cash at the end of period	$9,217	$2,192

Cash and cash equivalents at the end of period	$8,484	$2,192
Restricted cash at the end of period	733	—
Cash, cash equivalents and restricted cash at the end of period	$9,217	$2,192

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment in accounts payable	$143	$—
Right-of-use assets obtained in exchange for lease obligation	$368	$—

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (we, us, and our) was incorporated in the State of Delaware on September 8, 2005. We are a biotherapeutics company engaged in the discovery and development of first-in-class medicines from our proprietary tRNA synthetase platform.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In our opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with our audited consolidated financial statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 15, 2022. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Risks and Uncertainties

The impact of the ongoing COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included delayed enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employee’s ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to, disruptions to or delays in planned clinical trials, third-party manufacturing supply and other operations, inflation, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and our ability to raise capital and conduct business development activities. Further, in February 2022, the U.S. and global financial markets experienced volatility following the invasion of Ukraine by Russia, which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. It is uncertain what the long-term impact of the ongoing Ukraine-Russia conflict may have on our business.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a consolidated net loss of $12.4 million and $24.6 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $396.9 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $89.3 million as of June 30, 2022 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Restricted Cash

As of June 30, 2022, restricted cash consisted of approximately $0.7 million, which was held as a security deposit in conjunction with our new facility lease as discussed further below in Note 4 – Commitments and Contingencies.

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure for these items in our unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in our unaudited condensed consolidated financial statements relate to clinical trial and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on our balance sheet. For long-term leases with an initial term of greater than 12 months, we recognize a right-of-use asset (ROU) and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in our unaudited condensed consolidated statements of operations. For financing leases, interest expense and amortization of the ROU is included in operating expenses in our unaudited condensed consolidated statements of operations and variable lease payments are recorded as incurred.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional ROU that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional ROU. A lease modification that results in a separate contract will be accounted for in the same manner as a new lease. For a modification that is not a separate contract, we reassess the lease classification using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the lease liability for the modified lease as an adjustment to the corresponding lease ROU asset.

Our ROU assets consist of an operating lease for our facility headquarters and financing leases for various research and development and information technology equipment.

We do not separate lease and non-lease components of our long-term leases.

Revenue Recognition

We evaluate our agreements under Accounting Standard Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) and ASC Topic 808, Collaborative Arrangements. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock, options and restricted stock units outstanding under our stock option plan and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the assumed exercise or settlement of stock options, restricted stock units, and warrants, or the conversion of preferred stock are anti-dilutive.

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2022	2021
Common stock warrants	13,760	13,760
Common stock options and restricted stock units	3,048,636	1,295,447
Employee stock purchase plan	19,062	1,780
Total	3,081,458	1,310,987

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We do not expect the adoption of the amendments in Topic 326 to have a material effect on our condensed consolidated financial position or results of operations when such amendment is effective.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in commercial paper, corporate debt securities and asset-backed securities. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022
Assets:
Current:
Cash equivalents	$7,455	$7,455	$—	$—
Available-for-sale investments:
Commercial paper	26,720	—	26,720	—
Corporate debt securities	44,550	—	44,550	—
Municipal bonds	8,800	—	8,800	—
Total available-for-sale investments	80,070	—	80,070	—
Total assets measured at fair value	$87,525	$7,455	$80,070	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Current:
Cash equivalents	$2,052	$2,052	$—	$—
Available-for-sale investments:
Commercial paper	36,921	—	36,921	—
Corporate debt securities	55,713	—	55,713	—
Municipal bonds	12,941	—	12,941	—
Total available-for-sale investments	105,575	—	105,575	—
Total assets measured at fair value	$107,627	$2,052	$105,575	$—

As of June 30, 2022 and December 31, 2021, available-for-sale investments are detailed as follows (in thousands):

		June 30, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$26,864	$—	$(144)	$26,720
Corporate debt securities	1 to 2 years	45,082	—	(532)	44,550
Municipal bonds	1 to 2 years	8,883	—	(83)	8,800
		$80,829	$—	$(759)	$80,070

		December 31, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$36,956	$—	$(35)	$36,921
Corporate debt securities	1 to 2 years	55,859	—	(146)	55,713
Municipal bonds	1 to 2 years	12,973	—	(32)	12,941
		$105,788	$—	$(213)	$105,575

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

As of June 30, 2022, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of June 30, 2022, all available-for-sale investments were in gross unrealized loss positions and have been in such loss positions less than 12 months.

3. License and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD. Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin completed a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and pharmacokinetics findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of enrollment in the Phase 1 clinical trial. Kyorin plans to join our Phase 3 clinical trial of efzofitimod in pulmonary sarcoidosis patients (EFZO-FIT™ study), and all study activity in Japan will be funded by Kyorin. We are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

During the three and six months ended June 30, 2022 and 2021, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost and we contributed the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region became effective April 1, 2020. The term of the project was initially for two years and in December 2021, due to the ongoing COVID-19 pandemic, was extended for an additional six months to September 30, 2022 with no additional costs.

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for the three months ended June 30, 2022 and 2021 were $45,000 and $0.1 million, respectively. Expenses for the six months ended June 30, 2022 and 2021 were $0.1 million and $0.3 million, respectively.

4. Commitments and Contingencies

Operating Leases

Future minimum payments under the non-cancelable operating lease for our existing office and laboratory space and reconciliation to the operating lease liability as of June 30, 2022 were as follows (in thousands):

Operating Lease
2022	$536
2023	404
Less: Amount representing interest	(34)
Present value of lease payments	906
Less: Current portion of operating lease liability	(906)
Long-term operating lease liability, net of current portion	$—

For each of the three months ended June 30, 2022 and 2021, we recorded an operating lease cost of $0.2 million. For each of the six months ended June 30, 2022 and 2021, we recorded an operating lease cost of $0.5 million. As of June 30, 2022, the weighted-average remaining lease term was 0.9 years and the weighted-average discount rate was 9.6%.

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) will commence upon the earlier of April 1, 2023 or the completion of certain leasehold improvements to the Premises (as defined in the Lease), but not sooner than March 1, 2023 (the Lease Commencement Date) and continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of $5.5 million for tenant improvements, including an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2022.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Financing lease payments for equipment received in June 2022 will start in July 2022. Future minimum payments under the non-cancelable financing lease and reconciliation to the financing lease liability as of June 30, 2022 were as follows (in thousands):

Financing Lease
2022	$49
2023	99
2024	99
2025	99
2026	97
Less: Amount representing interest	(75)
Present value of lease payments	368
Less: Current portion of operating lease liability	(70)
Long-term operating lease liability, net of current portion	$298

As of June 30, 2022, the weighted-average remaining lease term was 4.1 years and the weighted-average discount rate was 8.76%.

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

At the Market Offering Programs

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (the Prior ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. During the six months ended June 30, 2022, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the Prior ATM Offering Program. In April 2022, we terminated the Prior ATM Offering Program.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program. During the six months ended June 30, 2022, we sold an aggregate of 69,251 shares of common stock at a weighted-average price of $2.80 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During the six months ended June 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. During the six months ended June 30, 2022, there were no issuances or sales under the Purchase Agreement.

Inducement Grants

In March 2022, we adopted and our board of directors approved our 2022 Inducement Plan (our Inducement Plan). Awards granted under our Inducement Plan are in accordance with Nasdaq Listing Rule 5635(c)(4). A total of 300,000 shares of our common stock were initially reserved for the issuance under our Inducement Plan.

The maximum term of options granted under our Inducement Plan is ten years. Each option vests over a period of four years, with 25% of the shares vesting on the one-year anniversary of the applicable vesting commencement date and the remaining 75% vesting in equal monthly installments over three years, subject to continuous employment.

In March 2022, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 58,400 shares of our common stock, each with an exercise price of $5.24 per share as inducement awards to 10 new employees. In May 2022, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 113,400 shares of our common stock, each with an exercise price of $3.48 per share as inducement awards to four new employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

June 30, 2022
Common stock warrants	13,760
Common stock options and restricted stock units	3,048,636
Shares available under the 2015 equity incentive plan	961,351
Shares available under the 2022 inducement plan	128,200
Shares available under the employee stock purchase plan	819,975
4,971,922

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2022:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	1,412,550	$12.01
Granted	1,528,444	$3.44
Exercises	(259)	$3.77
Canceled/forfeited/expired	(13,537)	$18.17
Outstanding as of June 30, 2022	2,927,198	$7.51

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	6.02 – 6.06	5.50 – 6.08	6.02 – 6.08	5.50 – 6.08
Risk-free interest rate	2.8%-3.0%	1.07% – 1.09%	1.7% – 3.0%	0.6% – 1.09%
Expected volatility	84.7% – 84.9%	87.4% – 88.29%	84.7% – 86.5%	88.3% – 104.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2022:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	7,500	$4.08
Granted	116,438	$5.13
Released	(2,500)	$4.13
Balance as of June 30, 2022	121,438	$5.09

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$131	$64	$238	$128
General and administrative	386	334	696	630
Total stock-based compensation expense	$517	$398	$934	$758

6. Subsequent Events

From July 1, 2022 through August 12, 2022, we sold an aggregate of 497,588 shares of common stock at a weighted-average price of $3.38 per share through the ATM Offering Program for net proceeds of $1.6 million.

On August 8, 2022, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 20,600 shares of our common stock, each with an exercise price of $3.70 per share as inducement awards to four new employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report), our audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC), on March 15, 2022 (our 2021 Annual Report).

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or the negative or plural of these words and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Part II, Item 1A, and elsewhere in this Quarterly Report. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

We are a biotherapeutics company engaged in the discovery and development of first-in-class medicines from our proprietary tRNA synthetase platform. We have concentrated our research and development efforts on a newly discovered area of biology, the extracellular functionality and signaling pathways of tRNA synthetases. Built on more than a decade of foundational science on extracellular tRNA synthetase biology and its effect on immune responses, we have built a global intellectual property estate directed to a potential pipeline of protein compositions derived from 20 tRNA synthetase genes and their extracellular targets, such as neuropilin-2 (NRP2).

Our primary focus is efzofitimod, a clinical-stage product candidate which binds to the NRP2 extracellular target and is designed to downregulate immune engagement in fibrotic lung disease. We are developing efzofitimod as a potential disease-modifying therapy for patients with fibrotic lung diseases with high unmet medical need. This includes interstitial lung disease (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung. In January 2022, the U.S. Food and Drug Administration (FDA) granted efzofitimod an orphan drug designation for the treatment of sarcoidosis and in April 2022, for the treatment of systemic sclerosis (also known as scleroderma). In August 2022, the FDA granted efzofitimod fast track designation for the treatment of pulmonary sarcoidosis.

In December 2018, we designed a Phase 1b/2a multiple-ascending dose, double-blind, placebo-controlled clinical trial in patients with pulmonary sarcoidosis, a major form of ILD, to evaluate the safety, tolerability, immunogenicity and steroid-sparing effect of efzofitimod, and conduct other exploratory assessments of efficacy, such as lung function. In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. Based on the results of this study, we met with the FDA in February 2022 and presented these data and our plans for subsequent clinical development and path to registration for efzofitimod for the treatment of pulmonary sarcoidosis. Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILD, such as chronic hypersensitivity pneumonitis and connective tissue disease related ILD.

In May 2022, we announced our intent to initiate, in the third quarter of 2022, a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT™ study). The EFZO-FIT™ study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study intends to enroll 264 subjects with pulmonary sarcoidosis at multiple centers in North America, Europe and Japan. The trial design incorporates a forced steroid taper. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function and sarcoidosis symptoms. To date, since our announcement in May 2022, we have had multiple interactions with regulatory authorities in the United States, European Union and Japan along with the submission of study protocol and clinical trial applications to regulatory authorities, ethics committees and institutional review boards. In addition, site selection, qualification and initiations for several trial sites have occurred, as well as an investigator meeting for U.S. sites. We are on track to enroll the first patient in this study in the third quarter of 2022.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of enrollment in the Phase 1 clinical trial. Kyorin plans to join the EFZO-FIT™ study, and all study activity in Japan will be funded by Kyorin. We are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

In parallel with our clinical development of efzofitimod, we have been advancing our discovery pipeline of NRP2 antibodies. ATYR2810 is our lead candidate in oncology from our NRP2 antibody program. ATYR2810 is a fully humanized monoclonal antibody that is designed to selectively and functionally block the interaction between NRP2 and vascular endothelial growth factor (VEGF). NRP2 is a pleiotropic cell surface receptor that is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. VEGF is a validated mediator of tumor growth and plays a role in immune evasion in the tumor microenvironment. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated. ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated, and we plan to initiate a Phase 1 clinical trial in the fourth quarter of 2022.

In February 2021, we announced two new programs from our discovery pipeline of tRNA synthetases. These programs will investigate the functionality of selected fragments of Alanyl-tRNA synthetase (AARS) and Aspartyl-tRNA synthetase (DARS) in immunology, fibrosis and cancer. We are also advancing our preclinical pipeline of tRNA synthetases and NRP2 targeting candidates through internal research efforts, industry and academic collaborations. In June 2022, we announced that the target receptor of the fragment AARS-1 was identified as fibroblast growth factor receptor 4, indicating that AARS-1 may have therapeutic potential in fibrosis, inflammation and cancer.

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. The term of the project was initially for two years and in December 2021, due to complications arising from the ongoing COVID-19 pandemic, was extended for an additional six months to September 30, 2022 with no additional cost. In May 2021, we announced that Pangu BioPharma and HKUST achieved certain milestones for the first year of the project.

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

In February 2022, the U.S. and global financial markets experienced volatility following the invasion of Ukraine by Russia, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In response to the invasion, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $396.9 million and $372.3 million, respectively, and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents, restricted cash and available-for-sale investments of $89.3 million and $107.9 million, respectively. We believe that our current cash, cash equivalents and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents, restricted cash and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs beyond the next 12 months will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors—Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through June 30, 2022, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program. During the three and six months ended June 30, 2022, we sold an aggregate of 69,251 shares of common stock at a weighted-average price of $2.80 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (the Prior ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. During the six months ended June 30, 2022, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the Prior ATM Offering Program. In April 2022, we terminated the Prior ATM Offering Program.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted- average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. During the six months ended June 30, 2022, there were no issuances or sales under the Purchase Agreement. As of June 30, 2022, $4.8 million remains available for issuance and sale under the Purchase Agreement.

Kyorin Agreement Milestone Payments

We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of the last subject visit in Kyorin’s Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. During the three and six months ended June 30, 2022, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

HKUST Grant Agreement

In March 2020, Pangu BioPharma, together with the HKUST was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the ITC under the PRP. The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. During the three and six months ended June 30, 2022, we did not receive any further grants from the ITC or otherwise.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(19,236)	$(13,519)
Investing activities	24,597	(27,369)
Financing activities	1,520	26,128
Net change in cash, cash equivalents and restricted cash	$6,881	$(14,760)

Operating activities. Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $(19.2) million and $(13.5) million, respectively. The increase in net cash used in operating activities resulted primarily from increased research and development expenditure as efzofitimod has advanced and we continued to advance our discovery efforts in our pipeline of NRP2 antibodies and tRNA systhetases.

Investing activities. Net cash provided by (used in) investing activities for the six months ended June 30, 2022 and 2021 was $24.6 million and $(27.4) million, respectively. The fluctuation in net cash provided by (used in) investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of $1.5 million in proceeds from the issuance and sale of common stock through the Prior ATM Offering Program, net of offering costs. Net cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of $10.9 million of proceeds from the issuance and sale of common stock, net of offering costs, through the Prior ATM Program and an agreement implementing an at-the-market offering program with H.C. Wainwright & Co., LLC, which was automatically terminated in March 2021, and $15.2 million of proceeds from the issuance and sale of common stock through the Purchase Agreement, net of offering costs.

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
•
any resulting cost increases as a result of the ongoing COVID-19 pandemic, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be unable to raise additional funds on acceptable terms or at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. Additionally, the invasion of Ukraine by Russia in February 2022 has resulted in further volatility in the U.S. and global financial markets, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The full economic and social impact of the sanctions and export controls imposed on Russia, Russian banks and certain Russian individuals by the United States, the United Kingdom and the EU, along with others, or any additional sanctions or punitive actions imposed or taken in the future in response to the invasion, remains uncertain, and could continue to result in significant uncertainty in the global markets, disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally. As a result, our business and results of operations may be adversely affected by the ongoing military conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

As of June 30, 2022, our material cash requirements from known contractual and other obligations consisted primarily of (i) our non-cancelable operating lease for our existing office and laboratory space (our Existing Lease), (ii) our new facility lease that we entered into in May 2022 (our New Facility Lease), and (iii) our master lease agreement that we entered into in April 2022 (our New Financing Lease) for various research and development and informational technology equipment.

Our Existing Lease is non-cancelable and subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In July 2018, we entered into a lease amendment that reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023. With the lease amendment, we do not have an option to extend the Existing Lease.

In May 2022, we entered into the New Facility Lease with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the New Facility Lease) of office and laboratory space. The term of the lease (the New Facility Lease Term) will commence upon the earlier of April 1, 2023 or the completion of certain leasehold improvements to the Premises (as defined in the New Facility Lease), but not sooner than March 1, 2023 (the New Facility Lease Commencement Date) and continue for 124 months from the New Facility Lease Commencement Date. We also have one option to extend the New Facility Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the New Facility Lease, the base rent during the first 12 months of the New Facility Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of $5.5 million for tenant improvements, including an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the New Facility Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2022.

In April 2022, we entered into the New Financing Lease to lease various research and development and information technology equipment over a 48-month term. Financing lease payments for equipment received in June 2022 will start in July 2022.

Our material cash requirements from known contractual obligations have not otherwise changed materially since our Annual Report on Form 10-K for the year ended December 31, 2021.

We did not have any off-balance sheet arrangements as of June 30, 2022.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma as of June 30, 2022. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of efzofitimod and completed the last subject visit in December 2020. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. The Phase 1 trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment and a $2.0 milestone payment and we are eligible to receive an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Kyorin plans to join the EFZO-FIT™ study, and all study activity in Japan will be funded by Kyorin.

During the three and six months ended and June 30, 2022 and 2021, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Though the impact of the ongoing COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2021 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Increase/
	2022	2021	Decrease
Research and development expenses	$9,135	$7,655	$1,480
General and administrative expenses	3,449	2,790	659
Other income (expense), net	163	53	110

Research and development expenses. Research and development expenses were $9.1 million and $7.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.5 million was due primarily to an increase of $1.0 million in start-up costs for the EFZO-FIT™ study, an increase of $0.9 million in preclinical development for ATYR2810 and our discovery programs and an increase of $0.7 million in compensation related expenses. The increase was offset by a decrease of $1.1 million in manufacturing costs for efzofitimod due to timing of completion of certain manufacturing activities.

General and administrative expenses. General and administrative expenses were $3.4 million and $2.8 million for the three months ended June 30, 2022 and 2021 respectively. The increase of $0.7 million was due primarily to an increase of $0.3 million in compensation related expense, an increase of $0.2 million in professional fees, an increase of $0.1 million in travel related expenses and an increase of $0.1 million in utilities expenses.

Other income (expense), net. Other income (expense), net was $0.2 million and $53,000 for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily a result of interest earned on higher cash, cash equivalents, restricted cash and available-for-sale investments balances as of June 30, 2022 compared to the same period in the prior year, which resulted from an underwritten follow-on offering in September 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Increase /
	2022	2021	(Decrease)
Research and development expenses	18,031	12,171	5,860
General and administrative expenses	6,931	5,476	1,455
Other income (expense), net	387	100	287

Research and development expenses. Research and development expenses were $18.0 million and $12.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $5.9 million was due primarily to an increase of $0.8 million in start-up costs for the EFZO-FIT™ study, $2.0 million in product development and manufacturing costs for efzofitimod and ATYR2810, an increase of $1.6 million in preclinical development for ATYR2810 and our discovery programs, and an increase of $1.5 million in compensation related expenses.

General and administrative expenses. General and administrative expenses were $6.9 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $1.4 million was due primarily to an increase of $0.9 million in compensation related expenses, an increase of $0.3 million in professional fees, an increase of $0.1 million in travel related expenses and an increase of $0.1 million in utilities expenses.

Other income (expense), net. Other income (expense), net was $0.4 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $0.3 million was primarily a result of interest earned on higher cash, cash equivalents, restricted cash and available-for-sale investments balances as of June 30, 2022 compared to the same period in the prior year, which resulted from an underwritten follow-on offering in September 2021.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2022, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $89.3 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements will depend on many factors, including but not limited to:

•
the progress and results of, our future clinical trials of efzofitimod (our lead therapeutic candidate), including the EFZO-FIT™ study, a global Phase 3 clinical trial through which we intend to enroll 264 patients;
•
the outcome of our planned meetings with the FDA with respect to the design of additional clinical trials of efzofitimod and other registration requirements;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to initiate a clinical trial, and the progress and results of, our preclinical program for ATYR2810;
•
potential delays of our planned clinical trials of efzofitimod and ATYR2810 and any resulting cost increases as a result of the ongoing COVID-19 pandemic, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional CDMOs, and any delays in the manufacturing of study drug as a result of the ongoing COVID-19 pandemic, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;

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

In any event, we will require additional capital to complete additional clinical trials, including larger, pivotal clinical trials like the EFZO-FIT™ study, to obtain regulatory approval for, and to commercialize, our product candidates.

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the ongoing COVID-19 pandemic and the invasion of Ukraine by Russia, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of efzofitimod. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We are conducting the EFZO-FIT™ study and intend to enroll 264 subjects at multiple centers in North America, Europe and Japan.

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

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $24.6 million for the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $396.9 million and $372.3 million, respectively.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt, term loans and license and collaboration agreement revenues. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. We have not completed registrational clinical trials for any product candidate to date and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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
•
identifying and validating new therapeutic product candidates based on tRNA synthetase biology or NRP2 biology, including through our AARS and DARS discovery programs;
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
•
delays in reaching consensus with regulatory agencies on trial design, including with respect to the endpoints for the EFZO-FIT™ study and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
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

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the ongoing conflict in Ukraine or the COVID-19 pandemic or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the ongoing conflict in Ukraine and the COVID-19 pandemic have impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed to September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our future trials due to the ongoing COVID-19 pandemic, including the emergence of new variants of COVID-19, as well as the ongoing conflict in Ukraine.

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

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family and NRP2 biology, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials like the EFZO-FIT™ study, which we have not yet commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

For example, we are currently conducting the EFZO-FIT™ study in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons.

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

Additionally, if patients are unwilling to participate in our clinical trials because of negative publicity from adverse events in our clinical trials or in the biotechnology or protein therapeutics industries or for other reasons, including competitive clinical trials for similar patient populations or complications arising from the ongoing conflict in Ukraine, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development or termination of our clinical trials altogether. If we have difficulty enrolling and maintaining a sufficient number of patients to conduct our clinical trials as planned for any reason, we may need to delay, limit or terminate clinical trials, any of which would have an adverse effect on our business, prospects, financial condition and results of operations.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for efzofitimod and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on these new areas of biology, including efzofitimod, ATYR2810 and additional product candidates arising from proteins derived from tRNA synthetases or targeting the NRP2 receptor or other pathways, including AARS and DARS. Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from HARS, AARS or DARS families or targeting the NRP2 receptor and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immunomodulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work represents a new therapeutic approach, developing and commercializing our product candidates, including efzofitimod and ATYR2810, subjects us to a number of challenges, including:

•
defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval, including with respect to the EFZO-FIT™ study and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
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

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers, and we will seek to enroll subjects in the EZFO-FIT™ study in centers in North America, Europe and Japan.

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
•
evolving geopolitical developments, such as Russia’s invasion of Ukraine; and
•
diminished protection of intellectual property in some countries.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biologics license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis and systemic sclerosis (also known as scleroderma). We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States. Orphan drug status confers up to ten years of marketing exclusivity in Europe, and up to seven years of marketing exclusivity in the United States, for a particular product in a specified indication. Obtaining an orphan drug designation can be difficult and we cannot assure you that we will be able to obtain orphan drug designation in other jurisdictions or for other indications, or rely on orphan drug or similar designations to exclude other companies from manufacturing or selling products using the same principal mechanisms of action for the same indications that we pursue beyond these timeframes. Furthermore, marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

A breakthrough therapy or fast track designation by the FDA, including the fast track designation we received for efzofitimod, may not lead to expedited development or regulatory review or approval.

In August 2022, the FDA granted fast track designation to efzofitimod for the treatment of pulmonary sarcoidosis. We may seek, from time to time, breakthrough therapy or fast track designation for our product candidates. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track designation is for a product candidate that treats a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

We and our CDMOs will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any BLA or marketing authorization application (MAA). Accordingly, we and others with whom we work will need to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. For example, while we received a $2.0 million milestone payment in January 2021, if Kyorin’s operations are limited due to the impacts of the ongoing COVID-19 pandemic in Japan or in other regions where Kyorin operates or relies on third party operations, including as a result of the ongoing conflict in Ukraine, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

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
•
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•
disruptions to the operations of our CDMOs, CROs or suppliers caused by conditions unrelated to our business or operations, including the insolvency or bankruptcy of the CDMOs, CROs or suppliers.

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

We currently rely on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for initial clinical trials. We have recently entered an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance for future clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing. We rely on a single CDMO for process development and scale-up of ATYR2810. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, economic slowdowns, rising interest rates, evolving geopolitical developments, such as the conflict in Ukraine, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

We rely on third parties to manufacture our product candidates, and we collaborate with both industry and various academic institutions in the development of our discovery engine for therapeutic applications based on tRNA synthetase and NRP2 biology. In connection with these activities, we are required, at times, to share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If due to the effects on our operations of general political and economic conditions, including the ongoing COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause, we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

For example, Congress has recently passed, and the United States is currently implementing, wide-ranging patent reform legislation, and may pass further patent reform legislation in the future. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, Congress, or the USPTO may impact the value of our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents generally, once obtained. Depending on decisions and actions by Congress, the federal courts, the USPTO and their respective foreign counterparts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to maintain and enforce our existing patents and patents that we might obtain in the future.

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
•
delays or difficulties in enrolling and retaining patients in our planned clinical trials, including as a result of the ongoing conflict in Ukraine;
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

These and other disruptions in our operations and the global economy including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets caused by the ongoing COVID-19 pandemic, the conflict in Ukraine or otherwise could negatively impact our business, operating results and financial condition.

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

Additionally, under the terms of the Kyorin Agreement, we rely on Kyorin to fund all research, development, regulatory, marketing and commercialization activities in Japan. If Kyorin’s operations are limited due to an outbreak of COVID-19 or another public health emergency in Japan or in other regions where Kyorin operates or relies on third party operations, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement.

Further, we currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, and research and preclinical and clinical testing with respect to our product candidates. While many materials on which we rely may be obtained by more than one supplier, port closures, travel bans and other restrictions resulting from the ongoing COVID-19 pandemic, the ongoing conflict in Ukraine or other adverse macroeconomic or geopolitical events may disrupt our supply chain or limit our ability to obtain sufficient materials to conduct our operations.

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, as well as the ongoing conflict in Ukraine and the evolving foreign policy landscape, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. The impact of the ongoing COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

There is currently an extreme shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is very intense and the turnover rate can be high. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration. Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and plans to join our EFZO-FIT™ study, a global Phase 3 clinical trial designed to enroll 264 subjects at multiple centers in North America, Europe and Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets, or political instability in particular foreign economies and markets, including as a result of the conflict in Ukraine; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the ongoing COVID-19 pandemic.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition including, a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (Process or Processing) personal information and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

Therefore, we are, or may become, subject to data privacy and security laws, regulations, and industry standards as well as policies, contractual requirements and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. New Data Protection Requirements may be proposed or enacted. We may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor, such as a CRO or clinical trial site, to comply with Data Protection Requirements could result in material adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

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

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act (CCPA) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA’s requirements and establish a regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state and local levels in recent years, which could further complicate compliance efforts.

Additionally, our operations may be subject to various federal and state healthcare information privacy laws, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

In addition, we may become subject to an increasing number of foreign privacy laws, particularly as we begin to sponsor clinical trials in foreign jurisdictions. For example, the EU's General Data Protection Regulation (EU GDPR) regulates the collection and use of personal data in the EU. The EU GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could apply to our activities in EU member states. The EU GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. Failure to comply with the requirements of the EU GDPR may result in warning letters, litigation, orders banning the processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (EEA) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (SCCs) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

In addition, Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business or require us not to conduct business in certain countries. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities abroad; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU GDPR and the CCPA, may require our customers to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including the ongoing COVID-19 pandemic and the conflict in Ukraine, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, droughts, floods, fires, hurricanes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in San Diego, California and our manufacturing activities are conducted by CDMOs and our clinical trials are conducted at various locations in the United States and abroad. We conducted our Phase I clinical trial for efzofitimod in Australia and we have a subsidiary in Hong Kong. Some of these geographic locations have in the past experienced natural disasters, including severe earthquakes. Earthquakes, droughts, floods, fires, hurricanes, disease epidemics or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our CDMOs and clinical sites utilized by our CROs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, as well as limits on our insurance coverage, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, we recently engaged an additional CDMO to manufacture efzofitimod bulk drug substance and will need to complete a technology transfer and validation process before the new CDMO will be able to produce additional bulk drug substance for our clinical trials or otherwise. The new CDMO has not previously manufactured efzofitimod bulk drug substance, which subjects us to heighted risks that it will experience delays in validating the manufacturing process. If the new CDMO experiences such delays, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we intend to use in the EFZO-FIT™ study, have been produced by our existing CDMO, we will be required to complete comparability studies prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could compete with our product candidates in their target therapeutic indications, such as our lead candidate, efzofitimod for the treatment of pulmonary sarcoidosis and other ILD.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering additional health reform measures. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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
•
the U.S. federal false claims, including the False Claims Act, which can be enforced through whistleblower actions, and civil monetary penalties laws, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•
general political and macroeconomic conditions, including the ongoing COVID-19 pandemic, the conflict in Ukraine, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition;
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
•
trading volume of our common stock.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through August 8, 2022 the closing price of our common stock has ranged between $2.17 and $12.48 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of August 8, 2022, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 35.9% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In September 2020, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We may sell the remaining $4.8 million in the future under the Purchase Agreement. During the three and six months ended June 30, 2022, there were no issuances or sales under the Purchase Agreement.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the ATM Offering Program, pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program. During the six months ended June 30, 2022, we sold an aggregate of 69,251 shares of common stock at a weighted-average price of $2.80 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading to implement the Prior ATM Offering Program, pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. For the six months ended June 30, 2022, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the Prior ATM Offering Program. No shares were sold during the three months ended June 30, 2022. In April 2022, we terminated the Prior ATM Offering Program.

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

If our information technology systems or data, or those maintained on our behalf, are or were compromised, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in a Material Adverse Impact.

In the ordinary course of our business, we or any third-party may Process (as defined above) proprietary, confidential and sensitive information, including personal data (including key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties (collectively, Sensitive Information).

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

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; phishing attacks; server malfunction; software or hardware failures; supply-chain attacks; loss of data or other computer assets; and other similar issues. Particularly, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services.

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

As a public company, we have incurred and will continue to incur legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

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

We have broad discretion in the use of our cash, cash equivalents, restricted cash and available-for-sale investments and are exposed to risks related to the marketable securities we may purchase.

We have considerable discretion in the application of our existing cash, cash equivalents, restricted cash and available-for-sale investments. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. In addition, pending their use, we may invest our existing cash in certain short-term investments, including but not limited to investment-grade, interest-bearing securities. Historically, investment in these securities has been highly liquid and has experienced only very limited defaults. However, volatility in the financial markets in recent years has created additional uncertainty regarding the liquidity and safety of these investments. Additionally, we may use this cash, cash equivalents, restricted cash and available-for-sale investments for purposes that do not yield a significant return or any return at all for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Amended and Restated Bylaws of the Registrant	S-1/A	333-203272	3.4	April 27, 2015
3.7	Certificate of Designation of Preferences, Rights and Limitations of Class X Convertible Preferred Stock	8-K	001-37378	3.1	August 31, 2017
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.4	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.9	Registration Rights Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated September 11, 2020	8-K	001-37378	4.1	September 14, 2020
10.1*	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	April 29, 2022
10.2*	aTyr Pharma, Inc. 2015 Employee Stock Purchase Plan, as amended	8-K	001-37378	10.2	April 29, 2022
10.3*	aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.3	May 10, 2022
10.4*	Forms of Grant Notice and Stock Option Agreement under aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.4	May 10, 2022

10.5	Open Market Sale AgreementSM, dated April 22, 2022 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	April 22, 2022
10.6	Lease, dated May 12, 2022, by and between the Registrant and San Diego Creekside, LLC	8-K	001-37378	10.1	May 16, 2022
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: August 15, 2022	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)