Form 10-Q
period 2022-09-30
aTYR PHARMA INC
filed 2022-11-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 29,009,382 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,359	$2,336
Available-for-sale investments	59,015	105,575
Other receivables	873	435
Prepaid expenses	6,386	5,223
Total current assets	84,633	113,569
Restricted cash	2,239	—
Property and equipment, net	1,275	543
Operating lease, right-of-use assets	6,971	1,267
Financing lease, right-of-use assets	768	—
Other assets	169	158
Total assets	$96,055	$115,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,129	$1,031
Accrued expenses	7,269	4,002
Current portion of operating lease liability	657	980
Current portion of financing lease liability	158	—
Total current liabilities	11,213	6,013
Long-term operating lease liability, net of current portion	7,218	398
Long-term financing lease liability, net of current portion	618	—
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of September 30, 2022 (unaudited) and December 31, 2021; no shares issued or outstanding as of September 30, 2022 (unaudited) and December 31, 2021	—	—
Common stock, $0.001 par value per share; 85,000,000 and 42,500,000 authorized shares as of September 30, 2022 (unaudited) and December 31, 2021, respectively; issued and outstanding shares – 29,009,382 and 27,793,035 as of September 30, 2022 (unaudited) and December 31, 2021, respectively	29	28
Additional paid-in capital	487,937	481,832
Accumulated other comprehensive loss	(669)	(263)
Accumulated deficit	(410,113)	(372,296)
Total aTyr Pharma, Inc. stockholders’ equity	77,184	109,301
Noncontrolling interest in Pangu BioPharma Limited	(178)	(175)
Total stockholders’ equity	77,006	109,126
Total liabilities and stockholders’ equity	$96,055	$115,537

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Operating expenses:
Research and development	$9,867	$5,138	$27,898	$17,309
General and administrative	3,625	2,590	10,556	8,066
Total operating expenses	13,492	7,728	38,454	25,375
Loss from operations	(13,492)	(7,728)	(38,454)	(25,375)
Total other income (expense), net	247	59	634	159
Consolidated net loss	(13,245)	(7,669)	(37,820)	(25,216)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	2	3	7
Net loss attributable to aTyr Pharma, Inc.	$(13,244)	$(7,667)	$(37,817)	$(25,209)
Net loss per share, basic and diluted	$(0.46)	$(0.42)	$(1.34)	$(1.56)
Shares used in computing net loss per share, basic and diluted	28,663,047	18,159,231	28,184,698	16,145,351

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Consolidated net loss	$(13,245)	$(7,669)	$(37,820)	$(25,216)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	141	(8)	(406)	(26)
Comprehensive loss	(13,104)	(7,677)	$(38,226)	$(25,242)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	2	3	7
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(13,103)	$(7,675)	$(38,223)	$(25,235)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Nine Months Ended September 30, 2022 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2021	27,793,035	$28	$481,832	$(263)	$(372,296)	$(175)	$109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock from at-the-market offerings, net of offering costs	260,455	—	1,480	—	—	—	1,480
Stock-based compensation	—	—	417	—	—	—	417
Net unrealized loss on investments, net of tax	—	—	—	(496)	—	—	(496)
Net loss	—	—	—	—	(12,153)	(1)	(12,154)
Balance as of March 31, 2022	28,056,249	28	483,730	(759)	(384,449)	(176)	98,374
Issuance of common stock pursuant to employee stock purchase plan	1,958	—	5	—	—	—	5
Issuance of common stock from at-the-market offerings, net of offering costs	69,251	—	34	—	—	—	34
Stock-based compensation	—	—	517	—	—	—	517
Net unrealized loss on investments, net of tax	—	—	—	(51)	—	—	(51)
Net loss	—	—	—	—	(12,420)	(1)	(12,421)
Balance as of June 30, 2022	28,127,458	28	484,286	(810)	(396,869)	(177)	86,458
Issuance of common stock from at-the-market offerings, net of offering costs	881,924	1	3,036	—	—	—	3,037
Stock-based compensation	—	—	615	—	—	—	615
Net unrealized gain on investments, net of tax	—	—	—	141	—	—	141
Net loss	—	—	—	—	(13,244)	(1)	(13,245)
Balance as of September 30, 2022	29,009,382	$29	$487,937	$(669)	$(410,113)	$(178)	$77,006

	Three and Nine Months Ended September 30, 2021 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	11,018,954	$11	$370,210	$(43)	$(338,528)	$(166)	$31,484
Issuance of common stock upon release of restricted stock units	4,177	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	1,988,254	2	9,619	—	—	—	9,621
Issuance of common stock from committed purchase agreement, net of offering costs	3,000,000	3	15,233	—	—	—	15,236
Stock-based compensation	—	—	360	—	—	—	360
Net unrealized loss on investments, net of tax	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	(7,151)	(4)	(7,155)
Balance as of March 31, 2021	16,011,385	16	395,422	(57)	(345,679)	(170)	49,532
Issuance of common stock upon exercise of stock options	553	—	1	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	1,602	—	5	—	—	—	5
Issuance of common stock from at-the-market offerings, net of offering costs	293,830	—	1,265	—	—	—	1,265
Stock-based compensation	—	—	398	—	—	—	398
Net unrealized loss on investments, net of tax	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	(10,391)	(1)	(10,392)
Balance as of June 30, 2021	16,307,370	16	397,091	(61)	(356,070)	(171)	40,805
Issuance of common stock upon exercise of stock options	9,620	—	58	—	—	—	58
Issuance of common stock from at-the-market offerings, net of offering costs	692,437	1	3,183	—	—	—	3,184
Issuance of common stock from underwritten follow-on offering, net of offering costs	10,781,250	11	80,616	—	—	—	80,627

Stock-based compensation	—	—	442	—	—	—	442
Net unrealized loss on investments, net of tax	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	(7,667)	(2)	(7,669)
Balance as of September 30, 2021	27,790,677	$28	$481,390	$(69)	$(363,737)	$(173)	$117,439

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(37,820)	$(25,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	367
Stock-based compensation	1,549	1,200
Amortization of premium of available-for-sale investment securities	565	143
Amortization of right-of-use assets	805	617
Gain on disposal of property and equipment	(95)	—
Changes in operating assets and liabilities:
Other receivables	70	1,910
Prepaid expenses and other assets	(1,174)	(3,244)
Accounts payable and accrued expenses	4,878	(133)
Operating lease liability	(488)	(633)
Net cash used in operating activities	(31,517)	(24,989)
Cash flows from investing activities:
Purchases of property and equipment	(522)	(174)
Purchases of available-for-sale investment securities	(17,124)	(68,811)
Maturities of available-for-sale investment securities	62,713	26,767
Proceeds from sale of property and equipment	179	—
Net cash provided by (used in) investing activities	45,246	(42,218)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	1	59
Proceeds from issuance of common stock through employee stock purchase plan	5	5
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	4,551	14,070
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	—	15,236
Proceeds from issuance of common stock from underwritten follow-on offering, net of offering costs	—	80,627
Principal paid on finance lease liabilities	(24)	—
Net cash provided by financing activities	4,533	109,997
Net change in cash, cash equivalents and restricted cash	18,262	42,790
Cash, cash equivalents and restricted cash at beginning of period	2,336	16,952
Cash, cash equivalents and restricted cash at the end of period	$20,598	$59,742

Cash and cash equivalents at the end of period	$18,359	$59,742
Restricted cash at the end of period	2,239	—
Cash, cash equivalents and restricted cash at the end of period	$20,598	$59,742

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment in accounts payable	$487	$—
Right-of-use assets obtained in exchange for lease obligation	$800	$—

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

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict, which has resulted in volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. It is uncertain what the long-term impact of the ongoing Ukraine-Russia conflict may have on our business and we continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a consolidated net loss of $13.2 million and $37.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $410.1 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $79.6 million as of September 30, 2022 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Restricted Cash

As of September 30, 2022, restricted cash consisted of approximately $2.2 million, which was held as a security deposit in conjunction with our new facility lease and financing leases as discussed further below in Note 4 – Commitments and Contingencies.

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

Our ROU assets consist of the Lease (as defined below) and the non-cancelable operating lease for our existing office and laboratory space and financing leases for various research and development and information technology equipment.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Nine Months Ended September 30,
	2022	2021
Common stock warrants	13,760	13,760
Common stock options and restricted stock units	3,082,068	1,279,036
Employee stock purchase plan	19,062	1,780
Total	3,114,890	1,294,576

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We do not expect the adoption of the amendments in Topic 326 to have a material effect on our condensed consolidated financial position or results of operations when such amendment is effective.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Assets:
Current:
Cash equivalents	$17,513	$17,513	$—	$—
Available-for-sale investments:
Commercial paper	15,792	—	15,792	—
Corporate debt securities	34,434	—	34,434	—
Municipal bonds	8,789	—	8,789	—
Total available-for-sale investments	59,015	—	59,015	—
Total assets measured at fair value	$76,528	$17,513	$59,015	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Current:
Cash equivalents	$2,052	$2,052	$—	$—
Available-for-sale investments:
Commercial paper	36,921	—	36,921	—
Corporate debt securities	55,713	—	55,713	—
Municipal bonds	12,941	—	12,941	—
Total available-for-sale investments	105,575	—	105,575	—
Total assets measured at fair value	$107,627	$2,052	$105,575	$—

As of September 30, 2022 and December 31, 2021, available-for-sale investments are detailed as follows (in thousands):

		September 30, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$15,871	$—	$(79)	$15,792
Corporate debt securities	1 to 2 years	34,921	—	(487)	34,434
Municipal bonds	Within 1 year	8,842	—	(53)	8,789
		$59,634	$—	$(619)	$59,015

		December 31, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$36,956	$—	$(35)	$36,921
Corporate debt securities	1 to 2 years	55,859	—	(146)	55,713
Municipal bonds	1 to 2 years	12,973	—	(32)	12,941
		$105,788	$—	$(213)	$105,575

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

As of September 30, 2022, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of September 30, 2022, all available-for-sale investments were in gross unrealized loss positions of which 7 of 26 available-for-sale investments with a market value of $13.4 million were at a loss position greater than 12 months.

3. License and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD. Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin completed a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, pharmacokinetics and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and pharmacokinetics findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of enrollment in the Phase 1 clinical trial. Kyorin has joined our Phase 3 clinical trial of efzofitimod in pulmonary sarcoidosis patients (EFZO-FIT™ study), and all study activity in Japan will be funded by Kyorin. We are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

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

During the three and nine months ended September 30, 2022 and 2021, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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

Hong Kong University of Science and Technology

In March 2020, our subsidiary, Pangu BioPharma, together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost and we contributed the remaining 50%. The research grant agreement between Pangu BioPharma, HKUST and the Government of the Hong Kong Special Administration Region became effective April 1, 2020. In May 2021, we announced that Pangu BioPharma and HKUST achieved certain milestones for the first year of the project. The project was completed as of September 30, 2022.

All the contributions provided by the ITC are paid to HKUST and we record expenses under this grant award when incurred. Expenses for the three months ended September 30, 2022 and 2021 were $27,000 and $0.1 million, respectively. Expenses for the nine months ended September 30, 2022 and 2021 were $0.1 million and $0.3 million, respectively.

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

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) will commence upon the earlier of April 1, 2023 or the completion of certain leasehold improvements to the Premises (as defined in the Lease), but not sooner than March 1, 2023 (the Lease Commencement Date) and continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of $5.5 million for tenant improvements, including an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2022.

Future minimum payments under the Lease and the non-cancelable operating lease for our existing office and laboratory space and reconciliation to the operating lease liability as of September 30, 2022 were as follows (in thousands):

Operating Lease
2022	$270
2023	1,085
2024	1,675
2025	1,726
2026	1,777
2027 and thereafter	12,933
Less: Amount representing interest	(7,019)
Present value of lease payments	12,447
Less: Current portion of operating lease liability	(657)
Less: Tenant improvement allowance not yet received	(4,572)
Long-term operating lease liability, net of current portion	$7,218

For each of the three months ended September 30, 2022 and 2021, we recorded an operating lease cost of $0.3 million and $0.2 million, respectively. For each of the nine months ended September 30, 2022 and 2021, we recorded an operating lease cost of $0.8 million and $0.7 million, respectively. As of September 30, 2022, the weighted-average remaining lease term was 10.4 years and the weighted-average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the non-cancelable financing lease and reconciliation to the financing lease liability as of September 30, 2022 were as follows (in thousands):

Financing Lease
2022	$52
2023	208
2024	208
2025	208
2026	223
Less: Amount representing interest	(123)
Present value of lease payments	776
Less: Current portion of financing lease liability	(158)
Long-term financing lease liability, net of current portion	$618

As of September 30, 2022, the weighted-average remaining lease term was 3.8 years and the weighted-average discount rate was 7.2%. We provided a $1.5 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash as of September 30, 2022.

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

At the Market Offering Programs

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (the Prior ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. During the nine months ended September 30, 2022, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the Prior ATM Offering Program. In April 2022, we terminated the Prior ATM Offering Program.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program. During the nine months ended September 30, 2022, we sold an aggregate of 951,175 shares of common stock at a weighted-average price of $3.55 per share for net proceeds of approximately $3.1 million under the ATM Offering Program.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During the nine months ended September 30, 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. During the nine months ended September 30, 2022, there were no issuances or sales under the Purchase Agreement.

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

During the nine months ended September 30, 2022, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 192,400 shares of our common stock, with a weighted-average exercise price of $4.04 per share as inducement awards to new employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

September 30, 2022
Common stock warrants	13,760
Common stock options and restricted stock units	3,082,068
Shares available under the 2015 equity incentive plan	948,519
Shares available under the 2022 inducement plan	107,600
Shares available under the employee stock purchase plan	819,975
4,971,922

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2022:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	1,412,550	$12.01
Granted	1,573,844	$3.44
Exercises	(259)	$3.77
Canceled/forfeited/expired	(25,505)	$12.27
Outstanding as of September 30, 2022	2,960,630	$7.45

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.98 – 6.06	5.98 – 6.06	5.98 – 6.08	5.50 – 6.08
Risk-free interest rate	2.7%-2.9%	0.8% – 1.1%	1.7% – 3.0%	0.6% – 1.1%
Expected volatility	84.5% – 84.6%	86.3% – 86.9%	84.5% – 86.5%	86.3% – 104.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2022:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	7,500	$4.08
Granted	116,438	$5.13
Released	(2,500)	$4.13
Balance as of September 30, 2022	121,438	$5.09

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$150	$70	$388	$198
General and administrative	465	372	1,161	1,002
Total stock-based compensation expense	$615	$442	$1,549	$1,200

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

Efzofitimod

Our primary focus is efzofitimod, a clinical-stage product candidate which binds to the NRP2 extracellular target and is designed to downregulate immune engagement in fibrotic lung disease. We are developing efzofitimod as a potential disease-modifying therapy for patients with fibrotic lung diseases with high unmet medical need. This includes interstitial lung disease (ILD), a group of rare immune-mediated disorders that cause progressive fibrosis of the lung. In January 2022, the U.S. Food and Drug Administration (FDA) granted efzofitimod an orphan drug designation for the treatment of sarcoidosis and in April 2022, for the treatment of systemic sclerosis (also known as scleroderma). In August 2022, the FDA granted efzofitimod fast track designation for the treatment of pulmonary sarcoidosis, and in September 2022, the FDA granted efzofitimod a second fast track designation for the treatment of scleroderma associated ILD.

In December 2018, we designed a Phase 1b/2a multiple-ascending dose, double-blind, placebo-controlled clinical trial in patients with pulmonary sarcoidosis, a major form of ILD, to evaluate the safety, tolerability, immunogenicity and steroid-sparing effect of efzofitimod, and conduct other exploratory assessments of efficacy, such as lung function. In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. Based on the results of this study, we met with the FDA in February and have had continued correspondence to discuss these data and our plans for subsequent clinical development and path to registration for efzofitimod for the treatment of pulmonary sarcoidosis. In addition, based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has further potential applications in the treatment of other ILD, such as chronic hypersensitivity pneumonitis and connective tissue disease related ILD, including scleroderma-associated ILD.

During the third quarter of 2022, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT™ study). The EFZO-FIT™ study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe and Japan. The trial design incorporates a forced steroid taper. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function and sarcoidosis symptoms. In September 2022, we dosed the first patient in this study.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of enrollment in the Phase 1 clinical trial. Kyorin has joined the EFZO-FIT™ study, and all study activity in Japan will be funded by Kyorin. We are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan.

Discovery Pipeline

In parallel with our clinical development of efzofitimod, we have been advancing our discovery pipeline of tRNA synthetases and NRP2 antibodies.

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

In October 2022, we entered into a research collaboration with Dualsystems Biotech AG (Dualsystems), a company specializing in custom proteomics, aimed at accelerating drug discovery and generating new therapeutics based on our extensive intellectual property portfolio. Under the collaboration, which is exclusive with respect to tRNA related molecules, Dualsystems will utilize their proprietary receptor screening technology and research expertise to attempt to identify and validate 10 new target receptors for tRNA synthetases by 2025.

We have also advanced our preclinical pipeline of NRP2 targeting antibody candidates through internal research efforts, industry and academic collaborations. ATYR2810 is our product candidate in oncology from our NRP2 antibody program. ATYR2810 is a fully humanized monoclonal antibody that is designed to selectively and functionally block the interaction between NRP2 and vascular endothelial growth factor (VEGF). NRP2 is a pleiotropic cell surface receptor that is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. VEGF is a validated mediator of tumor growth and plays a role in immune evasion in the tumor microenvironment. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated. ATYR2810 is in preclinical development for the potential treatment of certain aggressive cancers where NRP2 is implicated. Due to current market conditions, we intend to focus our resources on prioritizing our efzofitimod program. Therefore, we have made the strategic decision not to use internal resources to initiate a Phase 1 study of ATYR2810 this year. We intend to pursue alternative non-dilutive avenues, including academic collaborations, to advance this program.

In March 2020, our subsidiary, Pangu BioPharma Limited (Pangu BioPharma), together with the Hong Kong University of Science and Technology (HKUST) was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the Hong Kong government’s Innovation and Technology Commission (ITC) under the Partnership Research Program (PRP). The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. In May 2021, we announced that Pangu BioPharma and HKUST achieved certain milestones for the first year of the project. The project was completed as of September 30, 2022.

Impact of the COVID-19 Pandemic and Other Geopolitical and Macroeconomic Conditions

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

In February 2022, the U.S. and global financial markets experienced volatility following the invasion of Ukraine by Russia, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In response to the invasion, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing Ukraine-Russia conflict, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing Ukraine-Russia conflict, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

In addition to the ongoing COVID-19 pandemic and the ongoing Ukraine-Russia conflict, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $410.1 million and $372.3 million, respectively, and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents, restricted cash and available-for-sale investments of $79.6 million and $107.9 million, respectively. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments as of September 30, 2022 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents, restricted cash and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs beyond the next 12 months will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors—Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through September 30, 2022, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program. During the nine months ended September 30, 2022, we sold an aggregate of 951,175 shares of common stock at a weighted-average price of $3.55 per share for net proceeds of approximately $3.1 million under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (the Prior ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. During the nine months ended September 30, 2022, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the Prior ATM Offering Program. In April 2022, we terminated the Prior ATM Offering Program.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. During the nine months ended September 30, 2022, there were no issuances or sales under the Purchase Agreement. As of September 30, 2022, $4.8 million remains available for issuance and sale under the Purchase Agreement.

Kyorin Agreement Milestone Payments

We received an $8.0 million upfront payment in January 2020 and a $2.0 million milestone payment in January 2021 following completion of the last subject visit in Kyorin’s Phase 1 clinical trial, and we are eligible to receive up to an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. During the three and nine months ended September 30, 2022, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

HKUST Grant Agreement

In March 2020, Pangu BioPharma, together with the HKUST was awarded a grant of approximately $750,000 to build a high-throughput platform for the development of bi-specific antibodies. The project is being funded by the ITC under the PRP. The PRP aims to support research and development projects undertaken by companies in collaboration with local universities and public research institutions. The ITC funded approximately 50% of the total estimated project cost, and we contributed the remaining 50%. During the three and nine months ended September 30, 2022, we did not receive any further grants from the ITC or otherwise. The project was completed as of September 30, 2022.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(31,517)	$(24,989)
Investing activities	45,246	(42,218)
Financing activities	4,533	109,997
Net change in cash, cash equivalents and restricted cash	$18,262	$42,790

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $(31.5) million and $(25.0) million, respectively. The increase in net cash used in operating activities resulted primarily from increased research and development expenditure as efzofitimod has advanced and we continued to advance our discovery efforts in our pipeline of tRNA synthetases and NRP2 antibodies.

Investing activities. Net cash provided by (used in) investing activities for the nine months ended September 30, 2022 and 2021 was $45.2 million and $(42.2) million, respectively. The fluctuation in net cash provided by (used in) investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of an aggregate of $4.6 million in proceeds from the issuance and sale of common stock through the ATM Offering Program and Prior ATM Offering Program, net of offering costs. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of $80.6 million in net proceeds from the issuance of common stock in an underwritten follow-on public offering, net of offering costs, $14.1 million of proceeds from the issuance and sale of common stock, net of offering costs, through the Prior ATM Program and an at-the-market offering program with H.C. Wainwright & Co., LLC, which was automatically terminated in March 2021, and $15.2 million of proceeds from the issuance and sale of common stock through the Purchase Agreement, net of offering costs.

Material Cash Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance efzofitimod in clinical development, including a change in our CRO, manufacturing and technology transfer activities for efzofitimod, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and NPR2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future, including changes in our CROs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
delays of our planned clinical trials of efzofitimod;
•
any resulting cost increases as a result of the ongoing COVID-19 pandemic, the ongoing Ukraine-Russia conflict, other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
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

As of September 30, 2022, our material cash requirements from known contractual and other obligations consisted primarily of (i) our non-cancelable operating lease for our existing office and laboratory space, (ii) the Lease that we entered into in May 2022, and (iii) our master financing lease agreement that we entered into in April 2022 for various research and development and informational technology equipment.

Our non-cancelable operating lease is subject to base lease payments, which escalate over the term of the lease, additional charges for common area maintenance and other costs. In July 2018, we entered into a lease amendment that reduced the space we lease from 24,494 square feet to 20,508 square feet and extended the lease term to May 2023. With the lease amendment, we do not have an option to extend our non-cancelable operating lease.

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) will commence upon the earlier of April 1, 2023 or the completion of certain leasehold improvements to the Premises (as defined in the Lease), but not sooner than March 1, 2023 (the Lease Commencement Date) and continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of $5.5 million for tenant improvements, including an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2022.

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $0.8 million as of September 30, 2022. Additionally, we provided $1.5 million in cash collateral for the financing lease, and this amount is included in restricted cash as of September 30, 2022.

Except as described above, our material cash requirements from known contractual obligations have not otherwise changed materially since our Annual Report on Form 10-K for the year ended December 31, 2021.

We did not have any off-balance sheet arrangements as of September 30, 2022.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma as of September 30, 2022. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing of its Phase 1 trial of efzofitimod and completed the last subject visit in December 2020. This achievement triggered a $2.0 million milestone payment, which we received in January 2021. The Phase 1 trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. We received an $8.0 million upfront payment and a $2.0 milestone payment and we are eligible to receive an additional $165.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from the mid-single digits to mid-teens on net sales in Japan. Kyorin has joined the EFZO-FIT™ study, and all study activity in Japan will be funded by Kyorin.

During the three and nine months ended September 30, 2022 and 2021, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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
•
costs incurred under clinical trial agreements with CROs and investigative sites;
•
costs for laboratory supplies; and
•
allocated facilities, depreciation and other allocable expenses.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will continue to increase in future years and will consist primarily of costs related to our clinical development and manufacturing of efzofitimod for patients with pulmonary sarcoidosis, including the costs associated with the change in our CRO and the technology transfer to an additional CDMO of efzofitimod, and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Though the impact of the ongoing COVID-19 pandemic, the ongoing Ukraine-Russian conflict and other geopolitical and macroeconomic conditions on our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2021 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Increase/
	2022	2021	Decrease
Research and development expenses	$9,867	$5,138	$4,729
General and administrative expenses	3,625	2,590	1,035
Other income (expense), net	247	59	188

Research and development expenses. Research and development expenses were $9.9 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $4.7 million was due primarily to $3.0 million in start-up costs for the EFZO-FIT™ study, $0.7 million in increased manufacturing costs for efzofitimod and ATYR2810, an increase of $0.5 million in preclinical development expenses for ATYR2810 and our discovery programs, and an increase of $0.4 million in personnel related expenses.

General and administrative expenses. General and administrative expenses were $3.6 million and $2.6 million for the three months ended September 30, 2022 and 2021 respectively. The increase of $1.0 million was due primarily to an increase of $0.7 million in personnel related expense, and an increase of $0.2 million in professional fees.

Other income (expense), net. Other income (expense), net was $0.2 million and $59,000 for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily a result of interest earned on higher cash, cash equivalents, restricted cash and available-for-sale investments balances, which resulted from an underwritten follow-on offering in September 2021, as well as higher interest rates as of September 30, 2022 compared to the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Increase /
	2022	2021	(Decrease)
Research and development expenses	27,898	17,309	10,589
General and administrative expenses	10,556	8,066	2,490
Other income (expense), net	634	159	475

Research and development expenses. Research and development expenses were $27.9 million and $17.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $10.6 million was due primarily to $3.6 million in start-up costs for the EFZO-FIT™ study, $2.8 million in increased manufacturing costs for efzofitimod and ATYR2810, an increase of $2.0 million in personnel related expenses, and an increase of $2.4 million in preclinical development expenses for ATYR2810 and our discovery programs.

General and administrative expenses. General and administrative expenses were $10.6 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $2.5 million was due primarily to an increase of $1.5 million in personnel related expenses, and an increase of $0.5 million in professional fees.

Other income (expense), net. Other income (expense), net was $0.6 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $0.5 million was primarily a result of interest earned on higher cash, cash equivalents, restricted cash and available-for-sale investments balances, which resulted from an underwritten follow-on offering in September 2021 as well as higher interest rates as of September 30, 2022 compared to the same period in the prior year.

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
•
Our business could continue to be adversely affected by the effects of the ongoing COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other geopolitical and macroeconomic conditions; and

•
Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2022, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $79.6 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future, including any changes in CROs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
potential delays of our planned clinical trials of efzofitimod and any resulting cost increases as a result of the ongoing COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional CDMOs, and any delays in the manufacturing of study drug as a result of the ongoing COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the ongoing COVID-19 pandemic and the ongoing Ukraine-Russia conflict, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing Ukraine-Russian conflict, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Ukraine-Russia conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of efzofitimod. As a result, our business and results of operations may be adversely affected by the ongoing Ukraine-Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We are conducting the EFZO-FIT™ study and intend to enroll 264 subjects at multiple centers in United States, Europe and Japan.

In addition to the ongoing COVID-19 pandemic and the ongoing Ukraine-Russia conflict, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other evolving macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $37.8 million for the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $410.1 million and $372.3 million, respectively.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and preclinical and clinical development of efzofitimod or any other product candidates that we may develop; obtain clinical trial materials and further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

Risks related to the discovery, development and regulation of our product candidates

The FDA has not approved any product candidate for the treatment of patients with pulmonary sarcoidosis, and as such, there is no established FDA regulatory pathway for approval of a drug in that indication. As a result, our EFZO-FIT™ study, even if successful, may not be sufficient to support FDA approval, which would materially and adversely harm our business.

During the third quarter of 2022, we initiated the global pivotal Phase 3 study of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT™ study). To date, the FDA has not approved any product for the treatment of patients with pulmonary sarcoidosis, and as such, there is no established FDA regulatory pathway for approval of a drug in that indication. The most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. In this instance, without regulatory precedent for established endpoints, the FDA has not endorsed a specific means for measurement of steroid reduction. Therefore, we are measuring steroid reduction in multiple ways in an effort to support an approval. Our rationale for selecting endpoints for the EFZO-FIT™ study is based on the anticipated effects of efzofitimod in pulmonary sarcoidosis consistent with the results of our completed Phase 1b/2a study in patients with pulmonary sarcoidosis. The FDA has highlighted the risk of proceeding with a larger study of longer duration based on our limited Phase 1b/2a data, and our inability to replicate the findings in our Phase 1b/2a study would not support FDA approval and will adversely affect our business, prospects, financial condition and results of operations.

In addition, the FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data are insufficient for approval and require additional preclinical, clinical or other trials, which would be costly and significantly delay the potential for regulatory approval. In particular, even if we were to receive positive data from the EFZO-FIT™ study, the FDA may determine that the data is not compelling enough for approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of efzofitimod based on the completed clinical trials.

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
•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, including any delays resulting from changes in CROs;
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

Any delay in or inability to successfully complete preclinical and clinical development (including any delays resulting from any changes in our CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our planned technology transfer to another CDMO for bulk drug substance and production capacity changes for efzofitimod), we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

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

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the ongoing COVID-19 pandemic and the ongoing Ukraine-Russia conflict or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the ongoing COVID-19 pandemic and the ongoing Ukraine-Russia conflict have impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of ongoing COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed to September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our future trials due to the ongoing COVID-19 pandemic, including the emergence of new variants of COVID-19, as well as the ongoing Ukraine-Russia conflict.

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

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family and NRP2 biology, including conducting preclinical studies and clinical trials. We have not yet commenced or completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including larger, pivotal trials like the EFZO-FIT™ study, which recently commenced), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

For example, we are currently conducting the EFZO-FIT™ study in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. For example, if patients have been previously prescribed certain other medications to treat pulmonary sarcoidosis, they may not be eligible to participate in the EFZO-FIT™ study, thus further reducing our patient pool. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons.

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

•
difficulty in establishing or managing relationships with or changes in CROs and physicians;
•
different requirements and standards for the conduct of clinical trials;

•
our inability to locate qualified local consultants, physicians and partners; and
•
the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of biotechnology products and treatment.

Additionally, if patients are unwilling to participate in our clinical trials because of negative publicity from adverse events in our clinical trials or in the biotechnology or protein therapeutics industries or for other reasons, including competitive clinical trials for similar patient populations or complications arising from the ongoing Ukraine-Russia conflict, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development or termination of our clinical trials altogether. If we have difficulty enrolling and maintaining a sufficient number of patients to conduct our clinical trials as planned for any reason, we may need to delay, limit or terminate clinical trials, any of which would have an adverse effect on our business, prospects, financial condition and results of operations.

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

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and PK of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers, and we will seek to enroll subjects in the EZFO-FIT™ study in centers in United States, Europe and Japan.

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
•
evolving geopolitical and macroeconomic developments, including the ongoing Ukraine-Russia conflict; and
•
diminished protection of intellectual property in some countries.

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

In August 2022, the FDA granted fast track designation to efzofitimod for the treatment of pulmonary sarcoidosis, and in September 2022, the FDA granted fast track designation to efzofitimod for the treatment of scleroderma. We may seek, from time to time, breakthrough therapy or fast track designation for our product candidates. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A fast track designation is for a product candidate that treats a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. For example, while we received a $2.0 million milestone payment in January 2021, if Kyorin’s operations are limited due to the impacts of the ongoing COVID-19 pandemic in Japan or in other regions where Kyorin operates or relies on third party operations, including as a result of the ongoing Ukraine-Russia conflict, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

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

We previously relied on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for initial clinical trials. We have entered into an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance for future clinical trials. Subject to the satisfactory completion of process validation and other requirements, we may contract with this CDMO for larger scale commercial manufacturing. We currently rely on a single CDMO for process development and scale-up of ATYR2810. We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, labor shortages, economic slowdowns, rising interest rates, inflation and monetary supply shifts, evolving geopolitical developments, such as the ongoing Ukraine-Russia conflict, and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

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

Our investigators and CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and preclinical programs. They may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our investigators or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. For example, we are currently in the process of transitioning CROs for our ongoing EFZO-FIT™ study. As a result, our financial results could be harmed, our costs could increase, our ability to generate revenues could be delayed and the commercial prospects for our product candidates will be adversely affected.

We are in the process of transitioning our CRO to support our ongoing EFZO-FIT™ study. Although we are carefully managing the transition of responsibilities, delays in the transition could occur or the transition could not be successful, which could compromise our ability to meet our desired development timelines, cause the transition to become more costly, and divert management’s time and attention, all of which could harm our business, financial condition and prospects.

We are currently in the process of transitioning our CRO to support our ongoing EFZO-FIT™ study. We expect the transition to be completed in the fourth quarter of 2022. Switching CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. Although we are carefully managing the transition of responsibilities, delays in the transition could occur or the transition could not be successful, which could compromise our ability to meet our desired development timelines, cause the transition to become more costly, and divert management’s time and attention, all of which could harm our business, financial condition and prospects. In addition, forces beyond our control, including the impacts of the ongoing COVID-19 pandemic and other geopolitical and macroeconomic conditions, could disrupt the transition, ultimately impacting the new CRO’s ability to timely and adequately support the EFZO-FIT™ study.

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

If due to the effects on our operations of general political and economic conditions, including the ongoing COVID-19 pandemic, the invasion of Ukraine by Russia, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause, we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod, ATYR2810 and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based on analysis from independent consultants that we have engaged during 2022, we currently estimate that there is a multi-billion dollar market opportunity in interstitial lung diseases, including pulmonary sarcoidosis. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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
•
delays or difficulties in enrolling and retaining patients in our planned clinical trials, including as a result of the ongoing Ukraine-Russia conflict;
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

These and other disruptions in our operations and the global economy including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets caused by the ongoing COVID-19 pandemic, the ongoing Ukraine-Russia conflict or otherwise could negatively impact our business, operating results and financial condition.

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

Further, we currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, and research and preclinical and clinical testing with respect to our product candidates. While many materials on which we rely may be obtained by more than one supplier, port closures, travel bans and other restrictions resulting from the ongoing COVID-19 pandemic, the ongoing Ukraine-Russia conflict or other adverse macroeconomic or geopolitical events may disrupt our supply chain or limit our ability to obtain sufficient materials to conduct our operations.

As a result of these events and uncertainties, we may need to obtain additional funding through a combination of equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and potentially through debt financings, if available on acceptable terms or at all. We may be unable to raise additional funds on acceptable terms or at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, as well as the ongoing Ukraine-Russia conflict and the evolving foreign policy landscape, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. The impact of the ongoing COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and has joined our EFZO-FIT™ study, a global Phase 3 clinical trial designed to enroll 264 subjects at multiple centers in United States, Europe and Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, or political instability in particular foreign economies and markets, including as a result of the ongoing Ukraine-Russia conflict; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the ongoing COVID-19 pandemic.

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

We are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition including, a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (Process or Processing) personal information and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

Therefore, we are, or may become, subject to data privacy and security laws, regulations, rules, guidance, and industry standards as well as policies, contractual requirements and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. New Data Protection Requirements may be proposed or enacted. Additionally, given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf. We may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

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

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including the ongoing COVID-19 pandemic and the ongoing Ukraine-Russia conflict, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modified certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•
general political and macroeconomic conditions, including the ongoing COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition;
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
•
trading volume of our common stock.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through November 8, 2022 the closing price of our common stock has ranged between $2.17 and $12.48 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of November 8, 2022, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 35.5% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In September 2020, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under this Purchase Agreement. We may sell the remaining $4.8 million in the future under the Purchase Agreement. During the nine months ended September 30, 2022, there were no issuances or sales under the Purchase Agreement.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the ATM Offering Program, pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the ATM Offering Program. During the nine months ended September 30, 2022, we sold an aggregate of 69,251 shares of common stock at a weighted-average price of $2.80 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading to implement the Prior ATM Offering Program, pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the Prior ATM Offering Program. In April 2022, we terminated the Prior ATM Offering Program. During 2022 and prior to the termination in April 2022, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the Prior ATM Offering Program.

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

In the ordinary course of our business, we and the third-parties upon which we rely may Process (as defined above) proprietary, confidential and sensitive information, including personal data (including key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties (collectively, Sensitive Information).

We utilize information technology systems and networks to process, transmit and store Sensitive Information in connection with our business activities. We may also use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result in any data loss; deletion or destruction of Sensitive Information; unauthorized access to Sensitive Information; loss, unauthorized acquisition, disclosure or exposure of Sensitive Information; or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (including Sensitive

Information) (any, a security breach), it may result in a Material Adverse Impact (as defined above). For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our Sensitive Information could require substantial expenditures to remedy. If we or the third parties upon which we rely experience a security breach, we could suffer reputational harm or face litigation or adverse regulatory action, fines, other penalties, business interruption, and diversion of funds. As a result, we could experience Material Adverse Impacts.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our Sensitive Information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks (such as credential stuffing); credential harvesting; advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; phishing attacks; server malfunction; software or hardware failures; supply-chain attacks; loss of data or other computer assets; and other similar issues. Particularly, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services.

Additionally, remote work has become more common and has increased the risk to our information technology assets and data, as more of our employees utilize network connections, computers and devices outside of our premises and networks, including working at home, while in transit and in public locations. Additionally, future or past business transactions could expose us to additional risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

While we have implemented security measures designed to protect against security breaches, there can be no assurance that we, or any third-party partner, will be successful in preventing a security breach or mitigating their effects. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches.

Furthermore, applicable Data Protection Requirements may require us to notify relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Furthermore, we cannot be sure that our insurance coverage, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, privacy and security practices, or security breaches we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	—	—	—	Filed herewith
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Amended and Restated Bylaws of the Registrant	—	—	—	Filed herewith
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.4	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.9	Registration Rights Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated September 11, 2020	8-K	001-37378	4.1	September 14, 2020
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: November 14, 2022	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)