Form 10-K
period 2022-12-31
aTYR PHARMA INC
filed 2023-03-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-37378

ATYR PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3435077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10240 Sorrento Valley Road, Suite 300, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 731-8389

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LIFE	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $77,194,107 based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $2.83 per share on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 10, 2023 was 53,162,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Forward-Looking Statements

In addition to historical information, this Annual Report and the information incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the timing of clinical trial activities and other statements describing our goals, expectations, intentions or beliefs. These statements include but are not limited to statements under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other sections in this Annual Report. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A “Risk Factors” beginning on page 23 of this Annual Report, as well as those discussed in our other filings with the Securities and Exchange Commission (SEC). As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

Investing in our securities involves substantial risk. The risks described under Part I, Item 1A “Risk Factors” beginning on page 23 of this Annual Report may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

•
We may encounter substantial delays and other challenges in our planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
•
If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed;
•
We will need to raise additional capital or enter into strategic partnering relationships to fund our operations;
•
We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future;
•
The U.S. Food and Drug Administration (FDA) has not approved any product candidate for the treatment of patients with pulmonary sarcoidosis, and as such, there is no established FDA regulatory pathway for approval of a drug in that indication. As a result, the EFZO-FIT study, even if successful, may not be sufficient to support FDA approval, which would materially and adversely harm our business;
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
•
Our business could continue to be adversely affected by the effects of the COVID-19 pandemic; the ongoing Ukraine-Russian conflict and other geopolitical and macroeconomic conditions;
•
Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel; and
•
The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.

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

Efzofitimod

Our primary focus is efzofitimod, a clinical-stage product candidate which targets NRP2 to resolve chronic inflammation that can lead to fibrosis. Efzofitimod has a novel mechanism of action for potentially treating lung inflammation and fibrosis. We believe by targeting NRP2 on myeloid cells during active inflammation, efzofitimod works upstream of currently available immunomodulators to restore immune homeostasis, thereby resolving chronic inflammation and preventing the progression of fibrosis. We are developing efzofitimod as a potential disease-modifying therapy for patients with interstitial lung disease (ILD). ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. During 2022, the U.S. Food and Drug Administration (FDA) granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. In January 2023, the European Commission granted efzofitimod an orphan drug designation for the treatment of sarcoidosis based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP).

In September 2021, we announced positive results and clinical proof-of-concept from a double-blind, placebo-controlled Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. The study was designed to evaluate the safety, tolerability, immunogenicity and preliminary efficacy of three doses of efzofitimod, 1.0, 3.0 and 5.0 mg/kg, in the context of a forced steroid taper. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. These data were subsequently presented at the American Thoracic Society (ATS) International Conference and published in the peer-reviewed journal CHEST during 2022.

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe and Japan. The trial design incorporates a forced steroid taper. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function and sarcoidosis symptoms. In September 2022, we dosed the first patient in this study.

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept study of efzofitimod in patients with SSc-ILD and we have received FDA clearance for this study. In February 2023, we announced that we plan to initiate this Phase 2 study of efzofitimod in patients with SSc-ILD in 2023. This planned Phase 2 study is expected to be a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is expected to be a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. It is expected the study will enroll 25 patients at multiple centers in the United States. The primary objective of the study will be to evaluate the efficacy of multiple doses of intravenous (IV) efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. Secondary objectives will include safety and tolerability.

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

The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Discovery Pipeline

Extracellular tRNA synthetase biology represents a novel set of potential physiological modulators and therapeutic targets.

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and industry and academic collaborations, including our collaboration with Dualsystems Biotech AG (Dualsystems). Dualsystems has agreed to utilize their proprietary receptor screening technology and research expertise to attempt to identify and validate new target receptors for tRNA synthetases. Through our internal research efforts, the Dualsystems collaboration and other industry and academic collaborators, we intend to continue to advance our product development efforts within our tRNA synthetase biology platform.

We have also advanced our preclinical pipeline of NRP2 targeting antibody candidates through internal research efforts and academic collaborations. ATYR2810 is a product candidate from our NRP2 antibody program that we believe is ready to enter clinical trials. In the third quarter of 2022, we announced that we intend to focus our resources on the efzofitimod program. Therefore, we have made the strategic decision not to use internal resources to initiate a Phase 1 study of ATYR2810 at this time. We intend to pursue alternative avenues to advance this program.

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Advance efzofitimod toward regulatory approval in pulmonary sarcoidosis. Based on the positive results and clinical proof-of-concept from our efzofitimod Phase 1b/2a clinical trial in September 2021, we believe we can expedite development of efzofitimod for pulmonary sarcoidosis toward regulatory approval. Our strategy for the advancement of efzofitimod includes initiating and completing a pivotal Phase 3 study in patients with pulmonary sarcoidosis that we expect will serve as the basis for regulatory approval. During the third quarter of 2022, we initiated the EFZO-FIT study, a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis.

Develop efzofitimod to address unmet medical needs in other ILDs. In addition, we believe the positive results from our efzofitimod Phase 1b/2a trial, as well as data from numerous preclinical studies we have conducted to date, will give us the opportunity to potentially launch additional Phase 2 clinical trials of efzofitimod in other forms of ILD. As part of this strategy, in February 2023, we announced that we plan to initiate a Phase 2 study of efzofitimod in patients with SSc-ILD in 2023.

Build a diverse pipeline of biologics product candidates based on our understanding of extracellular tRNA synthetase biology. We have advanced two additional tRNA synthetase programs into preclinical development as well as antibodies targeting the NRP2 receptor. Additionally, entering into the collaboration with Dualsystems to identify and validate new target receptors for tRNA synthetases is part of our strategy to further expand and diversify our pipeline. Through our internal research efforts, the Dualsystems collaboration and other industry and academic collaborators, we intend to continue to advance our product development efforts within our tRNA synthetase biology platform.

Efzofitimod

Background and Mechanism of Action

Efzofitimod is a novel immunomodulatory Fc fusion protein in development for the treatment of ILD. Efzofitimod is a selective modulator of NRP2 that downregulates innate immune responses at a cellular level in uncontrolled inflammatory disease states to resolve chronic inflammation and prevent subsequent fibrosis.

Efzofitimod is a novel molecular entity comprised of a human 59 amino acid protein fused to the Fc region of human immunoglobulin 1 (IgG1). It acts as an extracellular immunomodulator. The amino acid sequence of the active moiety corresponds identically to the extracellularly active immunomodulatory domain of histidyl-tRNA synthetase (HARS) amino acids 2 to 60 (HARS 2-60).

The gene for HARS gives rise to a number of splice variants, and though most of these have lost their catalytic activity, they all retain the N-terminal domain (HARS amino acids 2-60). This N-terminal domain, non-essential for the enzyme’s protein synthesis activity that is required in all living organisms, was appended to HARS during the evolutionary development of multicellular organisms and retained with high sequence identity across mammalian species, but is not found in lower organisms. One splice variant (SV9), which encodes only the N-terminal domain of the protein, is enriched in human lung tissue. Expression of this HARS splice variant is increased following inflammatory cytokine stimulation (IFN- and TNF-, two key players in the initiation of lung inflammation and fibrosis) followed by subsequent secretion, indicating it is being regulated in response to local inflammation. Furthermore, HARS, specifically the N-terminal domain, is targeted by autoantibodies in a rare autoimmune disorder (known as anti-Jo-1 syndrome). Anti-Jo-1 syndrome is characterized by extensive activation and migration of immune cells into lung and muscle and is classically associated with the triad of ILD, myositis, and arthritis. It is hypothesized that the sequestration of HARS may play a causal role through disruption of its homeostatic immune-regulatory effects.

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

Efzofitimod has been shown to significantly reduce lung inflammation and fibrosis, reduce immune cell trafficking to the lung and improve respiratory function parameters in multiple animal models of lung fibrosis. Furthermore, efzofitimod has demonstrated consistent downregulatory effects on inflammatory and pro-fibrotic cytokines and chemokines in both animal disease models and human clinical trials. Efzofitimod appears to primarily impact interleukin-6 (IL-6), TNF-, IFN-, MCP-1 and IP-10, markers that have been implicated in the pathology of ILD.

Efzofitimod is a first-in-class immunomodulator that presents a novel mechanism of action to potentially therapeutically control chronic immune responses that can cause lung fibrosis.

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

In these models, efzofitimod has significantly reduced histological lung fibrosis and inflammation, restored normal lung function, reduced lung protein levels of several inflammation and fibrosis-related cytokines and chemokines (e.g. IFN-γ, MCP-1/CCL2, IL-6) and reduced counts of immune cells in bronchoalveolar lavage (BAL) central to ILD pathology (e.g., neutrophils). These data have been presented in posters at key respiratory conferences over the past several years (e.g. the ATS International Congress) and are available for review on our website.

Efzofitimod and NRP2 receptor

NRP2 is known to be expressed on a number of different immune cell types that play a key role in regulating inflammatory responses. Efzofitimod is a fusion protein combining a novel immunomodulatory domain from HARS and a human IgG1 Fc. Efzofitimod inhibits cytokines and chemokines involved in the regulation of inflammatory and fibrotic responses and reduces inflammation and fibrosis in animal models of ILD. Efzofitimod has previously demonstrated potent immunomodulatory activity in vitro and in vivo. We sought to characterize the molecular basis for efzofitimod’s immunomodulatory properties and demonstrated that efzofitimod specifically and selectively binds to NRP2 on the cell surface. These findings indicate that modulation of the NRP2 signaling pathway with efzofitimod could be a novel therapeutic approach to immune-mediated and fibrotic diseases such as pulmonary sarcoidosis.

Sarcoidosis is characterized by the formulation of granulomas, clumps of inflammatory cells found in one or more organs of the body and denoted by the presence of Langhans giant cells which are myeloid in nature. NRP2 was shown to be expressed in samples obtained from lung and skin of sarcoidosis patients with high NRP2 expression detected on key immune cells known to play an important role in inflammation and granuloma formation, including the Langhans giant cells. In work carried out in collaboration with Dr. Elliot Crouser’s laboratory at The Ohio State University utilizing an established ex vivo assay of granuloma formation, it was demonstrated that an efzofitimod analog containing the identical immunomodulatory HARS domain exhibited statistically significant reduction of granuloma formation generated from sarcoid peripheral blood mononuclear cells (PBMCs). Given the importance of granulomas in the pathology and progression of pulmonary sarcoidosis and the known ability of efzofitimod to disrupt inflammatory responses, we hypothesize that efzofitimod may play a role in regulating sarcoid granuloma formation. These findings highlight the potential of efzofitimod to exert its effect on various immune cells directly related to the pathology of the target patient population. These data were presented in posters at the ATS International Virtual Meeting in 2020 and the European Society International Congress in 2021. As an extension of this work, a highly selective and sensitive antibody was developed for immunohistochemical detection of the target receptor for efzofitimod, NRP2, in patient tissue samples. Development and characterization of the antibody, as well as detection of NRP2 on key immune cells in granulomas of sarcoidosis patient lung and skin biopsy samples was highlighted in a poster presentation at the European Respiratory Society (ERS) International Congress 2022 in Barcelona, Spain.

SSc-ILD is an autoimmune disease characterized by chronic inflammation and fibrosis with common involvement of the skin and lungs. As in sarcoidosis, myeloid cells are centrally involved in driving this cycle of chronic inflammation and fibrosis in SSc-ILD. One aspect of this is the production by these cells of inflammatory cytokines, including IL-6.

Based on our translational biology program, which demonstrated activity across distinct experimental animal models either driven by direct lung injury or systemic pathology, along with our understanding of efzofitimod’s mechanism of action, we decided to move the program forward into patient clinical trials in ILD.

ILD and the Role of Immunology

The current primary target population for efzofitimod is ILD, a group of predominantly immune-mediated disorders which can cause progressive fibrosis of the lung. There are over 200 different types of ILD, of which the four major forms are: pulmonary sarcoidosis, CHP, CTD-ILD, and IPF. These four types comprise roughly 80% of the total ILD population. We have focused our development efforts on progressive, immune-mediated forms of ILD, with limited therapeutic options, where we believe efzofitimod can have disease modifying effects. These lung conditions are recognized as having a measurable immune-mediated pathology, involving both innate and adaptive immune mechanisms that contribute to pathogenesis, and can result in progressive disease leading to fibrosis and death.

Pulmonary Sarcoidosis

Sarcoidosis is an inflammatory disease of unknown cause, characterized by the formation of granulomas, clumps of inflammatory cells in one or more organs in the body. Sarcoidosis affects people of all ages, with the incidence peaking at 20 to 39 years of age. The disorder usually begins in the lungs, skin or lymph nodes, but can affect almost any organ. Sarcoidosis in the lungs is called pulmonary sarcoidosis and occurs in over 90% of sarcoidosis patients. Approximately 200,000 Americans are currently living with pulmonary sarcoidosis. The prognosis for patients with pulmonary sarcoidosis ranges from benign and self-limiting to chronic, debilitating fibrotic disease and death.

The immunopathogenesis of sarcoidosis is not yet well understood, but a hallmark of the disease is the presence of granulomas, or clumps of immune cells. Granulomas consist of epithelioid cells, lymphocytes (both T and B cells) and myeloid cells, with macrophages and multinucleated giant cells (formed by fusion of macrophages), both of myeloid origin, playing a central role in their formation and persistence. A leading hypothesis is that granuloma formation involves the interplay between antigen, human leukocyte antigen class II molecules, and T-cell receptors: a presumptive sarcoid antigen is engulfed by circulating antigen-presenting cells (APCs; macrophages, dendritic cells) and the subsequent interplay between APCs and CD4+ T-cells initiates granuloma formation. This process is accompanied by the release of inflammatory cytokines such as interferon gamma (IFN-g) and TNF alpha (TNF-a) from myeloid cells.

For patients with pulmonary sarcoidosis, the primary goal of treatment is to improve quality of life and avoid damage to organs. Efzofitimod may provide a therapeutic benefit in pulmonary sarcoidosis by resolving chronic inflammation, alleviating symptoms such as cough and shortness of breath and preventing disease progression towards fibrosis and permanent organ damage. Efzofitimod may also improve patient quality of life by allowing patients to reduce or completely avoid the need for oral corticosteroids, which are associated with debilitating side effects when used chronically. Efzofitimod targets the immune cells, primarily of myeloid lineage (monocytes, macrophages and dendritic cells), that drive the cellular pathology observed in pulmonary sarcoidosis. In preclinical studies, efzofitimod has been observed to inhibit cytokines involved in regulation of inflammatory and immune responses, modulating the reaction of myeloid cells at the sites of inflammation and attenuating T-cell activation. We have also discovered that efzofitimod’s receptor target NRP2 is up-regulated during differentiation and activation of myeloid cells including macrophages, dendritic cells and neutrophils. Furthermore, efzofitimod has been observed to significantly reduce lung inflammation and fibrosis and improve respiratory function parameters in bleomycin-induced animal models of ILD. We believe that by inhibiting the chronic inflammatory response in these patients, efzofitimod may be able to restore immune balance and prevent progressive fibrosis, without toxicity associated with current treatment options, thereby providing a safer, potentially more effective alternative to oral corticosteroids (OCS) and other immunosuppressive therapies that currently comprise the standard of care for patients with symptomatic pulmonary sarcoidosis.

Systemic Sclerosis

Systemic sclerosis (SSc, or scleroderma) is a chronic, progressive, autoimmune disease characterized by inflammation and fibrosis of connective tissues throughout the body, including the skin and other internal organs. SSc that occurs in the lungs is called SSc-ILD. It is estimated that approximately 100,000 people in the U.S. are affected by SSc and up to 80% may develop ILD. SSc-ILD is caused by chronic inflammation in the lungs and, if left untreated, can result in scarring, or fibrosis, that causes permanent loss of lung function. ILD is the primary cause of death in patients with SSc. Current treatment options are limited. They mainly focus on slowing lung function decline, do not improve patient symptoms and are associated with significant toxicity. New treatments are needed that can stabilize or improve lung function and improve patient quality of life.

Efzofitimod has been shown to reduce lung and skin fibrosis in an animal model of SSc. Certain cytokines central to the immune pathology of SSc-ILD, including IL-6, were also downregulated in both animal models of ILD and in humans in an adjacent ILD, pulmonary sarcoidosis, in our Phase 1b/2a study. This data in both animal and human systems, along with our current understanding of the role of efzofitimod’s target receptor NRP2 and the manner with which this novel ligand can modulate the immune response at the sites of inflammation, suggest it is a promising therapeutic candidate for SSc-ILD.

Clinical Development

Efzofitimod Phase 3 Clinical Trial – Pulmonary Sarcoidosis

We are conducting the EFZO-FIT study, which is a Phase 3 clinical trial investigating the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The EFZO-FIT study is a global Phase 3, multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of intravenous (IV) efzofitimod 3.0 mg/kg and 5.0 mg/kg versus placebo in patients with symptomatic pulmonary sarcoidosis. It is a 52-week study with patients receiving either efzofitimod or placebo once a month for a total of 12 doses. The study is currently enrolling and intends to enroll adults with histologically confirmed pulmonary sarcoidosis receiving stable treatment with oral corticosteroids, with or without immunosuppressant therapy. The study intends to enroll 264 patients at centers throughout North America, Europe and Japan. The study incorporates a forced steroid taper.

The objective of the study is to evaluate the efficacy and safety of efzofitimod in pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function and sarcoidosis symptoms. In September 2022, we dosed the first patient in this study.

Efzofitimod Phase 2 Clinical Trial – SSc-ILD

We plan to initiate a Phase 2 study of efzofitimod in patients with SSc-ILD in 2023. This planned Phase 2 study is expected be a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is expected to be a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed IV monthly for a total of six doses. It is expected the study will enroll 25 patients at multiple centers in the United States. The primary objective of the study will be to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. Secondary objectives will include safety and tolerability.

Efzofitimod Phase 1b/2a Clinical Trial –Pulmonary Sarcoidosis

We initiated a proof-of-concept Phase 1b/2a clinical trial for efzofitimod at the end of 2018. The Phase 1b/2a clinical trial was a randomized, double-blind, placebo-controlled multiple-ascending dose, first-in-patient study with IV efzofitimod in 37 patients. The study was conducted in patients with pulmonary sarcoidosis undergoing an OCS tapering regimen, in three cohorts of 12 patients each, at dose levels of 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg.

The primary objective of the study was to evaluate safety and tolerability of multiple ascending doses of efzofitimod. Secondary objectives included assessment of the potential steroid-sparing effects of efzofitimod. In addition, efzofitimod’s PK and immunogenicity following multiple dose administration were evaluated. Additional endpoints of interest included the exploratory assessment of the efficacy of efzofitimod for the treatment of pulmonary sarcoidosis by evaluating changes over time in: lung function assessed by forced vital capacity (FVC) and diffusing capacity of the lungs for carbon monoxide (DLCO); health-related quality of life assessments and questionnaires; and serum biomarkers of interest.

This study consisted of three staggered dose cohorts. Each cohort consisted of three periods: a screening period, a 20-week placebo-controlled treatment period, and a four-week follow-up period ending with final study assessments at Week 24. Within each cohort, 12 patients were randomized 2:1 to efzofitimod (N=8) or placebo (N=4). Study drug was administered via IV infusion every four weeks for a total of six doses (20 weeks of treatment). The efzofitimod doses levels being evaluated were 1 mg/kg, 3 mg/kg and 5 mg/kg. Starting on Day 15 patients began a taper (reduction) in OCS according to specific guidelines from their starting dose of 10-25 mg/day of prednisone (or equivalent) to a target dose of 5.0 mg/day, to be completed on or before Day 50. The OCS dose was tapered through Week 24 and patients were followed for the remainder of the study to determine their ability to maintain on this 5 mg dose. Optionally, further reductions in the OCS dose to below 5.0 mg/day may be attempted after the Week 16 visit, if determined by the investigator to be feasible. Patients who required an increase in OCS dose at any time in the study were to continue to receive blinded study drug and be followed through to the end of the study.

In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. These data were subsequently presented at the ATS International Conference and published in the peer reviewed journal CHEST in 2022. Efzofitimod was safe and well-tolerated at all doses with no drug-related serious adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, sarcoidosis symptom measures and inflammatory biomarkers. Key safety and clinical efficacy findings for efzofitimod from the study include:

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
•
Dose dependent trends of improvement in key inflammatory biomarkers compared to placebo including IL-6, MCP-1, IFN-γ, IP-10 and TNF- as well as key sarcoidosis markers including ACE, IL-2Ra and SAA with tightest control in the 5.0 mg/kg treatment group; and
•
FDG-PET-CT was not evaluable due to incomplete data primarily caused by operational issues related to the COVID-19 pandemic.

Efzofitimod Phase 2 Clinical Trial – COVID-19 with Severe Respiratory Complications

In response to the COVID-19 pandemic, we conducted a Phase 2 clinical trial of efzofitimod in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety and preliminary efficacy of efzofitimod compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, IV dose of efzofitimod was observed to be generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with efzofitimod demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo. We plan on leveraging these data for our mechanistic understanding of efzofitimod and for its application in ILD.

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

Kyorin Agreement

In January 2020, we entered into the Kyorin Agreement for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In September 2020, Kyorin began dosing of its Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 trial, which was conducted and funded by Kyorin, was a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, RNA splicing, proteolytic activation and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and industry and academic collaborations, including our collaboration with Dualsystems.

AARS/DARS

Utilizing our novel approach, we identified target receptors for fragments of AARS and DARS, gaining insights into their potential biological activity in immunology and fibrosis. We are also advancing our preclinical pipeline of tRNA synthetases and NRP2 targeting candidates through internal research efforts, industry and academic collaborations. In June 2022, we announced that the target receptor for AARS was identified as fibroblast growth factor receptor 4 (FGFR4), indicating that AARS may have therapeutic potential in fibrosis. In December 2022, we announced that the target for DARS was identified as latent transforming growth factor beta binding protein 1 (LTBP1). LTBP1 is an extracellular matrix protein and key regulator of transforming growth factor beta (TGF-β), a central player in the pathogenesis of fibrotic diseases. In 2023, we plan to further elucidate the therapeutic potential of these additional tRNA synthetase molecules through mechanistic investigations, including in vitro and in vivo preclinical studies.

NRP2 Biology

We have also advanced our preclinical pipeline of NRP2 targeting antibody candidates through internal research efforts and academic collaborations. ATYR2810 is a product candidate from our NRP2 antibody program that we believe is ready to enter clinical trials. In the third quarter of 2022, we announced that we intend to focus our resources on the efzofitimod program. Therefore, we have made the strategic decision not to use internal resources to initiate a Phase 1 study of ATYR2810 at this time. We intend to pursue alternative avenues to advance this program.

Impact of the COVID-19 Pandemic and Other Geopolitical and Macroeconomic Conditions

The impacts of the COVID-19 pandemic on our business have included the delay in enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employees’ ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to, disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

In addition to the COVID-19 pandemic and the ongoing Ukraine-Russia conflict, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

Efzofitimod

Our lead indication for efzofitimod is pulmonary sarcoidosis. For patients with pulmonary sarcoidosis, the primary goal of treatment is to improve the patient’s quality of life and avoid danger to organs, such as development of scarring or fibrosis caused by chronic inflammation. Currently, the only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids approved by FDA in the 1950s, prior to current regulatory standards. The consensus standard of care for pulmonary sarcoidosis is immunomodulatory therapy. First line treatment is typically with OCS that act mainly by suppressing inflammatory genes. OCS therapy has been shown to stabilize or improve disease symptoms in some patients, although relapse commonly occurs once OCS therapy is tapered or discontinued. Long-term OCS use is associated with significant side effects including substantial weight gain, development of insulin resistance, osteoporosis, and risk of infection. Alternatives, such as cytotoxic immunosuppressive agents (e.g., methotrexate) have been used as steroid-sparing agents, however, these therapies can also have significant side effects and toxicities, including serious infections and liver toxicity. Patients who have progressive disease despite OCS or other immunosuppressive therapy are sometimes given biologic immunomodulators, such as the TNF inhibitors infliximab or adalimumab. These therapies are not approved by the FDA or other regulatory agencies for the treatment of sarcoidosis, and are also associated with serious potential side effects, including malignancy. The efficacy of these agents has not been well established clinically. Given the known toxicities of long-term OCS, immunosuppressive and immunomodulatory biologic therapeutic regimens, treatment of patients with sarcoidosis is limited to those who are symptomatic and whose disease is considered active. The presence of granulomas from sarcoidosis define the disease as active, and granulomatous inflammation is the major cause of fibrosis in pulmonary sarcoidosis. Studies to date have not clearly demonstrated that OCS or other immunomodulatory therapies prevent disease progression or formation of fibrosis. We believe there remains a substantial unmet need for safer, more effective therapies for sarcoidosis that could reduce or replace the requirement for long-term OCS or other immunosuppressive therapy. To our knowledge, efzofitimod is the most advanced drug candidate currently in development for the treatment pulmonary sarcoidosis.

Our second indication for efzofitimod is SSc-ILD. SSc-ILD remains difficult to treat, with limited options. Few randomized studies have been conducted, and first line standard of care remains off-label immunosuppressive agents. Their impact is modest and they are associated with adverse events. In contrast to sarcoidosis, corticosteroids are not recommended for the treatment of SSc-ILD. Despite not being approved for SSc-ILD, the immunosuppressants mycophenolate mofetil and cyclophosphamide are typically used as first-line treatment, with mycophenolate the preferred option due to a better safety and tolerability profile. Two products were recently approved for the treatment of SSc-ILD, but remain second line treatment options. Ofev (nintedanib), a small molecule tyrosine-kinase inhibitor originally approved for the treatment of IPF in 2014 and marketed globally by Boehringer Ingelheim International GmbH, received FDA approval in 2019 for slowing the rate of decline in pulmonary function in patients with SSc-ILD. In 2020, the approval was further expanded to include patients with chronic fibrosis ILD with a progressive phenotype. Actemra (tocilizumab), an anti-IL6 antibody originally approved in 2010 for the treatment of giant cell arteritis and marketed globally by F. Hoffmann-La Roche Ltd. and Chugai Pharmaceutical Co Ltd., was approved by the FDA in 2021 for slowing the rate of decline in pulmonary function in adult patients with SSc-ILD. These therapies have demonstrated the ability to slow decline in lung function as measured by FVC in controlled clinical studies but are associated with significant side effects, continued symptoms, and progressive disease in the majority of patients.

Rituximab, a biologic immunosuppressant targeting B-cells, is occasionally used, but there is little clinical evidence supporting its efficacy in this indication.

If efzofitimod is successful for the treatment of pulmonary sarcoidosis and SSc-ILD, we believe it may have applications in other ILD indications and potentially in other severe immune disorders. Immunosuppressive therapy has traditionally been used to treat most ILD despite little clinical evidence in these indications. The exception is a specific form of ILD, IPF, where immunosuppressive treatment was demonstrated to be harmful in clinical trials and antifibrotic therapy has become standard of care. Based on an analysis from an independent consultant that we engaged during 2022, we currently estimate that there is a $2-3 billion dollar global market opportunity in non-IPF ILDs, including pulmonary sarcoidosis.

There are a number of companies engaged in the clinical development of potential new treatments for ILD, including Boehringer Ingelheim International GmbH, Merck & Co. Inc., Amgen Inc., Prometheus Biosciences, Inc., and Kinevant Sciences GmbH among others.

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

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates, including efzofitimod, to support preclinical studies and clinical trials, and we intend to do so in the future. We do not own or operate manufacturing or testing facilities for the clinical or commercial production of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted development and manufacturing organizations (CDMOs) is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional resources early in development. Although we rely on CDMOs, we employ personnel with extensive biologics development and manufacturing experience to oversee such CDMOs.

Efzofitimod is a fusion protein that is expressed in recombinant E.coli. We have worked with CDMOs in the United States and internationally on the development and manufacture of products using current Good Manufacturing Practices (cGMP) to produce drug substance and drug product to support preclinical and clinical development. We have also contracted with CDMOs to conduct the labeling, storage and distribution of our drug product candidates to clinical sites.

To date, our CDMOs have met our manufacturing and testing requirements for clinical development and we expect that our current supply chain is capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs. However, we, and our CDMOs are currently experiencing delays due to the COVID-19 pandemic in the delivery of key raw materials which are essential for the production of efzofitimod, the result of which may cause delays in our ability to manufacture sufficient efzofitimod to meet our projected clinical development needs. Currently we have sufficient efzofitimod on hand to meet our projected needs for the EFZO-FIT study and our planned Phase 2 study in SSc-ILD.

Patents and Proprietary Rights

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. We own, or have exclusive licenses to, over 300 issued patents or allowed patent applications with predicted expiration dates ranging from 2026 to 2034. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Efzofitimod

Our efzofitimod patent portfolio is comprised of a number of patent families related to derivatives of HARS, including the HARS amino 2-60, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. As of March 2023, our efzofitimod patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu BioPharma, and includes issued patents in the United States, Australia, Canada, China, Europe, Japan and Hong Kong, and pending patent applications in the United States. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension.

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

tRNA Synthetases

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

An IND is a request for authorization from the FDA to administer an investigational new drug or biologic product to humans in clinical trials. The IND submission includes the general investigational plan and the protocol(s) for human trials. The IND also includes results of preclinical testing, including animal and in vitro studies, to assess the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during a clinical trial and may impose a partial clinical hold that would apply certain limits to the trial, for example, imposing dosage limitations or restricting the timeframe of the trial.

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

BLA Submission

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information about the investigational biologic product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Efzofitimod and our other potential product candidates are proteins that will be regulated as biological products subject to the BLA marketing pathway. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to an annual prescription drug product program fee. These fees typically increase annually. Applications for orphan drug products are exempted from the BLA user fees, unless the application includes an indication for other than a rare disease or condition.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements on HIPAA covered entities, their business associates and their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information; and
•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing transparency, marketing and drug pricing reporting, and the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 70 employees, 65 of which were full-time employees. 46 of our employees serve in roles related to research and development, clinical, manufacturing and regulatory affairs, and 17 serve in general and administrative capacities. As of December 31, 2022, all our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are “at–will,” which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her, at any time. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since the onset of the COVID-19 pandemic, strict safety protocols have been put in place for employees working on-site, including following federal and local guidelines and mandates to ensure the safety of our workforce. We provide the necessary personal protective equipment to those who are working in our facility. Regular communication and training about the virus and how individuals can protect themselves and others is ongoing with employees.

Financial Information about Segments

We operate in a single accounting segment. Refer to Note 1 to our consolidated financial statements included elsewhere in this Annual Report.

Corporate Information

We were incorporated under the laws of the State of Delaware in September 2005. Our principal executive office is located at 10240 Sorrento Valley Road, Suite 300, San Diego, California 92121, and our telephone number is (858) 731-8389. Our website address is www.atyrpharma.com.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, in our completed Phase 1b/2a clinical trial of efzofitimod in patients with pulmonary sarcoidosis, a form of interstitial lung disease (ILD), FDG-PET/CT was not evaluable due to incomplete data primarily caused by operational issues related to the COVID-19 pandemic. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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
•
delays in reaching consensus with regulatory agencies on trial design, including the endpoints for our global pivotal Phase 3 study of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study), and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
•
delays in reaching agreement on acceptable terms with prospective clinical contract research organizations (CROs) and clinical trial sites, including any delays resulting from changes in CROs;
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
•
failure to perform in accordance with the good clinical practices (GCPs) of the Food and Drug Administration (FDA) or applicable regulatory requirements in other countries;
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

Any delay in or inability to successfully complete preclinical and clinical development (including any delays resulting from any changes in our CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our technology transfer to another CDMO for bulk drug substance and production capacity changes for efzofitimod), we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

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

To date, the safety and efficacy of efzofitimod has only been studied in a limited number of humans. Accordingly, efzofitimod and any future product candidates could potentially cause unexpected adverse events. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease.

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the COVID-19 pandemic and the ongoing Ukraine-Russia conflict or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic and the ongoing Ukraine-Russia conflict have impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed to September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our future trials due to the COVID-19 pandemic, including the emergence of new variants of COVID-19, as well as the ongoing Ukraine-Russia conflict.

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed.

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family and NRP2 biology, including conducting preclinical studies and clinical trials. We have not yet completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including our planned Phase 2 study in systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) and larger, pivotal trials like the EFZO-FIT study), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

The FDA has not approved any product candidate for the treatment of patients with pulmonary sarcoidosis, and as such, there is no established FDA regulatory pathway for approval of a drug in that indication. As a result, the EFZO-FIT study, even if successful, may not be sufficient to support FDA approval, which would materially and adversely harm our business.

During the third quarter of 2022, we initiated the EFZO-FIT study. To date, the FDA has not approved any product for the treatment of patients with pulmonary sarcoidosis, and as such, there is no established FDA regulatory pathway for approval of a drug in that indication. The most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. In this instance, without regulatory precedent for established endpoints, the FDA has not endorsed a specific means for measurement of steroid reduction. Therefore, we are measuring steroid reduction in multiple ways in an effort to support an approval. Our rationale for selecting endpoints for the EFZO-FIT study is based on the anticipated effects of efzofitimod in pulmonary sarcoidosis consistent with the results of our completed Phase 1b/2a study in patients with pulmonary sarcoidosis. The FDA has highlighted the risk of proceeding with a larger study of longer duration based on our limited Phase 1b/2a data, and our inability to replicate the findings in our Phase 1b/2a study would not support FDA approval and will adversely affect our business, prospects, financial condition and results of operations.

In addition, the FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data are insufficient for approval and require additional preclinical, clinical or other trials, which would be costly and significantly delay the potential for regulatory approval. In particular, even if we were to receive positive data from the EFZO-FIT study, the FDA may determine that the data is not compelling enough for approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of efzofitimod based on the completed clinical trials.

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

For example, we are conducting the EFZO-FIT study in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. For example, if patients have been previously prescribed certain other medications to treat pulmonary sarcoidosis, they may not be eligible to participate in the EFZO-FIT study, thus further reducing our patient pool. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons. Additionally, we plan to conduct a Phase 2 study in patients with SSc-ILD. It is estimated that approximately 100,000 people in the U.S. are affected by SSc and up to 80% may develop ILD.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for efzofitimod and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on these new areas of biology, including efzofitimod, and additional product candidates arising from proteins derived from tRNA synthetases or targeting the NRP2 receptor or other pathways, including AARS and DARS. Extracellular tRNA synthetase-based biology and NRP2 biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from HARS, AARS or DARS families or targeting the NRP2 receptor and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immunomodulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work represents a new therapeutic approach, developing and commercializing our product candidates, including efzofitimod, subjects us to a number of challenges, including:

•
defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval, including with respect to the EFZO-FIT study and our planned Phase 2 study in SSc-ILD, and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
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

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and is participating in the EZFO-FIT™ study. We will seek to enroll subjects in the EZFO-FIT™ study in centers in United States and Europe, and Kyorin will seek to enroll subjects in the EZFO-FIT™ study in centers in Japan.

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

A key element of our strategy is to expand applications of efzofitimod to additional immune-mediated diseases and leverage our discovery engine to identify the therapeutic potential of NRP2 biology and extracellular proteins derived from tRNA synthetases to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact personnel at our CDMOs and CROs, which could disrupt our clinical timelines and have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, the production of COVID-19 vaccines may disrupt the availability of raw materials and consumables required to manufacture our product candidates, which could result in decreased manufacturing and supply of these product candidates to support our planned clinical trials or regulatory filings.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we recently engaged an additional CDMO to manufacture efzofitimod and will need to complete a technology transfer and validation process before the new CDMO will be able to produce additional bulk drug substance. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Although we have obtained orphan drug designation for efzofitimod for the treatment of sarcoidosis and systemic sclerosis in the United States and for the treatment of sarcoidosis in the EU we may not receive orphan drug designation for efzofitimod in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2022 and SSc in April 2022. In January 2023, the European Commission, on the basis of the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to efzofitimod for the treatment of sarcoidosis. We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States and the EU.

Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s COMP grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

A breakthrough therapy or Fast Track designation by the FDA, including the Fast Track designation we received for efzofitimod, may not lead to expedited development or regulatory review or approval

In 2022, the FDA granted Fast Track designation to efzofitimod for the treatment of pulmonary sarcoidosis and for the treatment of SSc. We may seek, from time to time, breakthrough therapy or Fast Track designation for our product candidates. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A Fast Track designation is for a product candidate that treats a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or Fast Track designation, we cannot assure you that the FDA would decide to grant it. Even if we receive breakthrough therapy or Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or Fast Track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2022, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $69.3 million. Additionally, in February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total gross proceeds from the offering were approximately $52.0 million, before deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the collaboration and license agreement (Kyorin Agreement) with Kyorin in February 2023. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Annual Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future, including any changes in CROs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
potential delays of our planned clinical trials of efzofitimod;
•
any resulting cost increases as a result of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional CDMOs, and any delays in the manufacturing of study drug as a result of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
•
our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and
•
the extent to which we acquire or in-license other products and technologies and the extent to which we are able to collaborate with a third party on ATYR2810.

In any event, we will require additional capital to complete additional clinical trials, to obtain regulatory approval for, and to commercialize, our product candidates, such as efzofitimod.

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and the ongoing Ukraine-Russia conflict, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing Ukraine-Russian conflict, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Ukraine-Russia conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of efzofitimod. As a result, our business and results of operations may be adversely affected by the ongoing Ukraine-Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We are conducting the EFZO-FIT study and intend to enroll 264 subjects at multiple centers in United States, Europe and Japan and we plan to initiate a Phase 2 study of efzofitimod in patients with SSc-ILD with the intent to enroll 25 patients at multiple centers in the United States.

In addition to the COVID-19 pandemic and the ongoing Ukraine-Russia conflict, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other evolving macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

We may decide to enter into additional strategic partnerships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates, such as ATYR2810. We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish any new strategic partnership or other collaborative arrangement for any of our product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk. We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all. We are unable to predict when, if ever, we will enter into any new strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expectations.

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $45.3 million, $33.8 million and $16.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $417.6 million.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and preclinical and clinical development of efzofitimod or any other product candidates that we may develop; obtain clinical trial materials and further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies and collaborate with a third party on ATYR2810; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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
•
identifying and validating new therapeutic product candidates;
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

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. For example, while we are eligible to receive up to an additional $155.0 million in milestone payments under the Kyorin Agreement, as well as tiered royalties ranging from the mid-single digits to mid-teens on any net sales in Japan, whether and when we receive these payments will depend on Kyorin’s development and commercialization of efzofitimod in Japan, over which we have limited control. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. For example, while we have received $20.0 million in upfront and milestone payments from Kyorin to date, if Kyorin’s operations are limited due to the impacts of the COVID-19 pandemic in Japan or in other regions where Kyorin operates or relies on third party operations, including as a result of the ongoing Ukraine-Russia conflict, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

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

Other than some internal capacity to support preclinical activities, we do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on CDMOs entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•
the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•
reduced control as a result of using third-party CDMOs for all aspects of manufacturing activities;
•
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•
disruptions to the operations of our CDMOs or suppliers caused by conditions unrelated to our business or operations, including the insolvency or bankruptcy of the CDMOs or suppliers.

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

Our investigators and CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and preclinical programs. They may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our investigators or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. For example, we are currently in the process of transitioning CROs for our ongoing EFZO-FIT study. As a result, enrollment and data integrity from monitoring of the trial may suffer, our financial results could be harmed, our costs could increase, our ability to generate revenues could be delayed and the commercial prospects for our product candidates could be adversely affected.

We are in the process of transitioning our CRO to support our ongoing EFZO-FIT study. Although we are carefully managing the transition of responsibilities, delays in the transition could occur or the transition could not be successful, which could compromise our ability to meet our desired development timelines, cause the transition to become more costly, and divert management’s time and attention, all of which could harm our business, financial condition and prospects.

We are currently in the process of transitioning our CRO to support our ongoing EFZO-FIT study. We expect the transition to be substantially completed in the first quarter of 2023. Switching CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work, which could adversely impact trial conduct and monitoring. Although we are carefully managing the transition of responsibilities, delays in the transition could occur or the transition could not be successful, which could compromise our ability to meet our desired development timelines, cause the transition to become more costly, and divert management’s time and attention, all of which could harm our business, financial condition and prospects. In addition, forces beyond our control, including the impacts of the COVID-19 pandemic and other geopolitical and macroeconomic conditions, could disrupt the transition, ultimately impacting the new CRO’s ability to timely and adequately support the EFZO-FIT study.

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

We may not be successful in establishing collaborations for the development, clinical testing, manufacture, and commercialization of ATYR2810.

In the third quarter of 2022, we announced that we intend to focus our resources on the efzofitimod program and made the strategic decision not to use internal resources to initiate a Phase 1 study of ATYR2810. We intend to pursue alternative avenues, including academic or other collaborations with corporations, licensors, licensees, and other parties for the development, clinical testing, manufacture, and commercialization of ATYR2810, although we may not be successful in establishing such collaborations. Any future collaborations for the development, clinical testing, manufacture, and commercialization of ATYR2810 may be terminable at the sole discretion of the collaborator. Replacement collaborators might not be available on attractive terms, or at all. The activities of any collaborator will not be within our control and may not be within our power to influence. Any collaborators may not perform their obligations to our satisfaction, or at all, we may not derive any revenue or profits from such collaborations, and any collaborators may ultimately compete with us. If any collaboration is not pursued, we may require substantially greater capital to undertake development and marketing of our proposed products and may not be able to develop and market such products effectively, if at all. In addition, a lack of development and marketing collaborations may lead to significant delays in introducing ATYR2810 into certain markets and/or reduced sales of proposed products in such markets.

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

If due to the effects on our operations of general political and economic conditions, including the COVID-19 pandemic, the invasion of Ukraine by Russia, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause, we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

We sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to the institution’s rights in technology resulting from the collaboration. Regardless of any such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

As is the case with many other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and therefore obtaining, maintaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, recent legislative and judicial developments in the United States and elsewhere have in some cases removed the protection afforded to patent owners, made patents more difficult to obtain, or increased the uncertainty regarding the ability to obtain, maintain and enforce patents. For example, Congress has recently passed, and the United States is currently implementing, wide-ranging patent reform legislation, and may pass further patent reform legislation in the future. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the Congress, or the USPTO may impact the value of our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents generally, once obtained. Depending on decisions and actions by the Congress, the federal courts, the USPTO and their respective foreign counterparts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to maintain and enforce our existing patents and patents that we might obtain in the future.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. For example, in the third quarter of 2022, we announced that we intend to focus our resources on the efzofitimod program, and we made the strategic decision not to use internal resources to initiate a Phase 1 study of ATYR2810. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based on analysis from an independent consultant that we engaged during 2022, we currently estimate that there is a $2-3 billion dollar market opportunity in ILD, including pulmonary sarcoidosis and SSc-ILD and excluding idiopathic pulmonary fibrosis. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, we implemented a corporate and program prioritization plan in May 2018 that included a reduction in our workforce. Any such restructuring activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and has joined the EFZO-FIT study, a global Phase 3 clinical trial designed to enroll 264 subjects at multiple centers in United States, Europe and Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, or political instability in particular foreign economies and markets, including as a result of the ongoing Ukraine-Russia conflict; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the COVID-19 pandemic.

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

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (Process or Processing) personal data and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

Therefore, we are, or may become, subject to data privacy and security laws, regulations, rules, guidance, and industry standards as well as external and internal privacy and security policies, contractual requirements and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. New Data Protection Requirements may be proposed or enacted. Additionally, given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf. We may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims (including class claims) against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; require us to revise or restructure our operations; or otherwise materially adversely affect our operations (each, a Material Adverse Impact).

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). and other similar laws (e.g. wiretapping laws). For example, the California Consumer Privacy Act (CCPA) applies to personal information of California consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA) expands the CCPA’s requirements and establishes a regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state and local levels in recent years, which could further complicate compliance efforts.

In addition, we may become subject to an increasing number of foreign privacy laws, particularly as we begin to sponsor clinical trials in foreign jurisdictions. For example, the EU's General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR), regulate the collection and use of personal data in the European Economic Area (EEA) and the United Kingdom respectively. The EU and UK GDPR impose strict requirements on controllers and processors of personal data, including special protections for “special categories of personal data”, which includes health and genetic information of individuals residing in the EA or in the United Kingdom (UK). Failure to comply with the requirements of the EU and UK GDPR may result in warning letters, litigation, orders banning the processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of the total worldwide annual turnover, or €20,000,000 (17,500,000 British Pounds under the UK GDPR), whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe (including the EEA and UK) and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU and UK GDPR’s cross-border data transfer limitations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU and UK GDPR and the CCPA, may require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including the COVID-19 pandemic and the ongoing Ukraine-Russia conflict, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of March 10, 2023, we held less than 2% of our current cash, cash equivalents, restricted cash and available for sale investments with SVB.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

•
loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, we recently engaged an additional CDMO to manufacture efzofitimod bulk drug substance and will need to complete a technology transfer and validation process before the new CDMO will be able to produce additional bulk drug substance for our clinical trials or otherwise. The new CDMO has not previously manufactured efzofitimod bulk drug substance, which subjects us to heightened risks that it will experience delays in validating the manufacturing process. If the new CDMO experiences such delays, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we intend to use in the EFZO-FIT study, have been produced by our existing CDMO, we will be required to complete comparability studies prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases and NRP2 biology, we are aware of other companies that could compete with our product candidates in their target therapeutic indications, such as our lead candidate, efzofitimod, for the treatment of pulmonary sarcoidosis, SSc-ILD and other ILD.

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modified certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through March 10, 2023 the closing price of our common stock has ranged between $1.93 and $7.24 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 10, 2023, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 52.3% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total gross proceeds from the offering were approximately $52.0 million, before deducting underwriting discounts, commissions and offering expenses payable by us.

We and each of our directors and executive officers have agreed with the underwriters that, until April 9, 2023, we and they will not, without the underwriters’ prior written consent, subject to certain exceptions, (i) offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, or file with the SEC a registration statement under the Securities Act of 1933, as amended (Securities Act), relating to, any of our securities that are substantially similar to our common stock, or publicly disclose the intention to make any offer, sale, pledge, disposition or filing or (ii) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock or any such other securities, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of our common stock or such other securities, in cash or otherwise. We refer to such period as the lock-up period. When the lock-up period expires, we and each of our directors and executive officers will be able to issue and sell, as applicable, our shares in the public market. The underwriters may, in their sole discretion, release any of the securities subject to these lock-up agreements at any time. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our stock price to fall or make it more difficult for investors to sell their common stock at a time and price that they deem appropriate.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing an "at-the-market" offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program.

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

We have also registered or plan to register all common stock that we may issue under our employee benefits plans as well as shares of common stock underlying options to purchase shares of our common stock that were granted as inducement grants. As a result, once registered, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934 (Exchange Act) for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss carryforwards (NOLs) that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs, is limited to 80% of taxable income.

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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

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

If our information technology systems or data, or those maintained on our behalf, are or were compromised, this could result in a Material Adverse Impact.

In the ordinary course of our business, we and the third-parties upon which we rely Process (as defined above) proprietary, confidential and sensitive information, including personal data (including key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties (collectively, Sensitive Information).

We and our third-party service providers utilize information technology systems to process Sensitive Information in connection with our business activities, and we face a variety of evolving threats that could cause security incidents.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our Sensitive Information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks (such as credential stuffing); credential harvesting; advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; social-engineering attacks (including through phishing attacks); server malfunction; software or hardware failures; supply-chain attacks; loss of data or other computer assets; and other similar issues. Particularly, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

Additionally, remote work has become more common and has increased the risk to our information technology assets and data, as more of our employees utilize network connections, computers and devices outside of our premises and networks, including working at home, while in transit and public locations. Additionally, future or past business transactions could expose us to additional risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. These third party service providers and technologies operate critical business systems to Process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience Material Adverse Impacts. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security incidents.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that we, or any third-party partner, will be successful in preventing a security incident or mitigating their effects. We take steps to detect and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risk to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Furthermore, applicable Data Protection Requirements may require us to notify relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts.

If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s), it may result in a Material Adverse Impact (as defined above). For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our Sensitive Information could require substantial expenditures to remedy. If we or the third parties upon which we rely experience a security incident, we could suffer reputational harm or face litigation or adverse regulatory action, fines, other penalties, business interruption, and diversion of funds. As a result, we could experience Material Adverse Impacts.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We leased our prior headquarters located at 3545 John Hopkins Court, Suite #250, San Diego, California pursuant to a lease agreement that expires on May 15, 2023. The lease covers 20,508 rentable square feet of office and laboratory space.

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space located at 10240 Sorrento Valley Road, Suite #300, San Diego, California. This facility serves as our new corporate headquarters. We believe that this facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of March 10, 2023, there were approximately 31 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12, under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (Annual Report). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Part I, Item 1A. Risk Factors.”

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

Efzofitimod

Our primary focus is efzofitimod, a clinical-stage product candidate which targets NRP2 to resolve chronic inflammation that can lead to fibrosis. Efzofitimod has a novel mechanism of action for potentially treating lung inflammation and fibrosis. We believe by targeting NRP2 on myeloid cells during active inflammation, efzofitimod works upstream of currently available immunomodulators to restore immune homeostasis, thereby resolving chronic inflammation and preventing the progression of fibrosis. We are developing efzofitimod as a potential disease-modifying therapy for patients with interstitial lung disease (ILD). ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. During 2022, the U.S. Food and Drug Administration (FDA) granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. In January 2023, the European Commission granted efzofitimod an orphan drug designation for the treatment of sarcoidosis based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP).

In September 2021, we announced positive results and clinical proof-of-concept from a double-blind, placebo-controlled Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. The study was designed to evaluate the safety, tolerability, immunogenicity and preliminary efficacy of three doses of efzofitimod, 1.0, 3.0 and 5.0 mg/kg, in the context of a forced steroid taper. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. These data were subsequently presented at the American Thoracic Society (ATS) International Conference and published in the peer-reviewed journal CHEST during 2022.

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe and Japan. The trial design incorporates a forced steroid taper. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function and sarcoidosis symptoms. In September 2022, we dosed the first patient in this study.

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept study of efzofitimod in patients with SSc-ILD and we have received FDA clearance for this study. In February 2023, we announced that we plan to initiate this Phase 2 study of efzofitimod in patients with SSc-ILD in 2023. This planned Phase 2 study is expected to be a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is expected to be a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. It is expected the study will enroll 25 patients at multiple centers in the United States. The primary objective of the study will be to evaluate the efficacy of multiple doses of intravenous (IV) efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. Secondary objectives will include safety and tolerability.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement,

Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September 2020, Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Discovery Pipeline

Extracellular tRNA synthetase biology represents a novel set of potential physiological modulators and therapeutic targets.

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and industry and academic collaborations, including our collaboration with Dualsystems Biotech AG (Dualsystems). Dualsystems has agreed to utilize their proprietary receptor screening technology and research expertise to attempt to identify and validate new target receptors for tRNA synthetases. Through our internal research efforts, the Dualsystems collaboration and other industry and academic collaborators, we intend to continue to advance our product development efforts within our tRNA synthetase biology platform.

We have also advanced our preclinical pipeline of NRP2 targeting antibody candidates through internal research efforts and academic collaborations. ATYR2810 is a product candidate from our NRP2 antibody program that we believe is ready to enter clinical trials. In the third quarter of 2022, we announced that we intend to focus our resources on the efzofitimod program. Therefore, we have made the strategic decision not to use internal resources to initiate a Phase 1 study of ATYR2810 at this time. We intend to pursue alternative avenues to advance this program.

Impact of the COVID-19 Pandemic and Other Geopolitical and Macroeconomic Conditions

The impacts of the COVID-19 pandemic on our business have included the delay in enrollment of our now completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis and the discontinuation of some patients in that trial, temporary closures of portions of our facilities and those of our licensees and collaborators, disruptions or restrictions on our employees’ ability to travel and delays in certain research and development activities. Other potential impacts to our business include, but are not limited to, disruptions to or delays in other clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

In addition to the COVID-19 pandemic and the ongoing Ukraine-Russia conflict, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2022, we had an accumulated deficit of $417.6.million, and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2022, we had cash, cash equivalents, restricted cash and available-for-sale investments of $69.3 million. Additionally, in February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total gross proceeds from the offering were approximately $52.0 million, before deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the Kyorin Agreement in February 2023. Additionally, in April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Annual Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents, restricted cash and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs beyond the next 12 months will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part I, Item 1A. “Risk Factors—Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through December 31, 2022, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

Public Offerings

In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total gross proceeds from the offering were approximately $52.0 million, before deducting underwriting discounts, commissions and offering expenses payable by us.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program, pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program.

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an “at-the-market” offering program (the JonesTrading ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the JonesTrading ATM Offering Program. In April 2022, we terminated the JonesTrading ATM Offering Program. During 2022 and prior to termination, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the JonesTrading ATM Offering Program.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) for an “at-the-market” offering program (the Wainwright ATM Offering Program) under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering Program to $20.0 million. Wainwright was entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. In March 2021, the Wainwright ATM Offering Program with Wainwright automatically terminated upon the issuance and sale of all of the shares having an aggregate offering price of $20.0 million. Under the Wainwright ATM Offering Program, during 2020, we sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per share for net proceeds of $6.4 million. Prior to the termination of the sales agreement with Wainwright, in 2021, we sold an aggregate of 1,988,254 shares of common stock at an average price of $4.99 per share for net proceeds of $9.6 million.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. During 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. During the year ended December 31, 2022, there were no issuances or sales under the Purchase Agreement, and this agreement terminated effective March 11, 2023.

Kyorin Agreement Milestone Payments

On February 6, 2023, we announced that our partner Kyorin dosed the first patient in Japan in the EFZO-FIT study, which triggered a $10.0 million milestone payment by Kyorin to us pursuant to the Kyorin Agreement. We recorded this $10.0 million milestone as revenue in the year ended December 31, 2022 and received the cash in February 2023. Kyorin is our partner for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, we have generated $20.0 million in upfront and milestone payments to date and are eligible to receive up to an additional $155.0 million in the aggregate upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Kyorin has the exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(41,886)	$(33,075)	$(15,301)
Investing activities	47,245	(91,566)	6,900
Financing activities	5,451	110,025	16,143
Net change in cash, cash equivalents and restricted cash	$10,810	$(14,616)	$7,742

Operating activities. Net cash used in operating activities was $41.9 million, $33.1 million and $15.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The net cash used in operating activities in each of these periods was primarily due to cash used for our research and development expenses. The increase in net cash used in each period is primarily due to the advancement of efzofitimod into later stage clinical trials and additional manufacturing campaigns to support those trials and potential future trials.

Investing activities. Net cash provided by (used in) investing activities for the years ended December 31, 2022, 2021 and 2020 was $47.2 million, $(91.6) million and $6.9 million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio as of December 31, 2022 was less than two years. Net cash used for December 31, 2022 included $1.6 million purchases of property and equipment primarily for tenant improvements associated with our new corporate headquarters facility lease.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2022 was $5.5 million, primarily due to cash provided by ATM offering programs, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2021 was $110.0 million and consisted primarily of $80.6 million in proceeds from an underwritten follow-on public offering, net of offering costs, $15.2 million in proceeds from the issuance of common stock through the Purchase Agreement, net of offering costs, and $14.1 million proceeds from our ATM offering programs, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2020 was $16.1 million and consisted primarily of $18.8 million in proceeds from an underwritten follow-on public offering, net of offering costs, and $6.4 million proceeds from our ATM offering programs, net of issuance costs, offset in part by $9.1 million of principal payments and final payment on term loans.

Material Cash Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance efzofitimod in clinical development, manufacturing and technology transfer activities, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and NRP2 biology, and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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
•
potential delays of our planned clinical trials of efzofitimod;
•
any resulting cost increases as a result of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO), and any delays in the manufacturing of study drug as a result of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
•
our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and
•
the extent to which we acquire or in-license other products and technologies and the extent to which we are able to collaborate with a third party on ATYR2810.

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

As of December 31, 2022, our material cash requirements from known contractual and other obligations consisted primarily of (i) our non-cancelable operating lease for our existing office and laboratory space, (ii) the lease that we entered into in May 2022 for our new corporate headquarters, and (iii) our master financing lease agreement that we entered into in April 2022 for various research and development and informational technology equipment.

Existing Corporate Headquarters Facility Lease

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

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) will commence upon the earlier of April 1, 2023 or the completion of certain leasehold improvements to the Premises (as defined in the Lease), but not sooner than March 1, 2023 (the Lease Commencement Date) and continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of up to $5.5 million for tenant improvements of which as of December 31, 2022, we received $1.8 million from the Landlord. The Lease also included an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2022.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $0.8 million as of December 31, 2022. Additionally, we provided $2.4 million in cash collateral for the financing lease, and this amount is included in restricted cash as of December 31, 2022.

We did not have any off-balance sheet arrangements as of December 31, 2022.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of December 31, 2022. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into a collaboration and license agreement with Kyorin for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD. Under the terms of the Kyorin Agreement, Kyorin will fund all research, development, regulatory, marketing and commercialization activities in Japan. The Phase 1 trial, which was conducted and funded by Kyorin, is a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in EFZO-FIT study. This achievement has triggered a $10.0 million milestone payment by Kyorin to us pursuant to the Kyorin Agreement. Under the Kyorin Agreement, we have generated $20.0 million in upfront and milestone payments to date and are eligible to receive up to an additional $155.0 million in the aggregate upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Kyorin has the exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD.

Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan during the year ended December 31, 2022. As of December 31, 2022, Kyorin had scheduled site visits for patient screenings which led to first patient dosing in February 2023. We determined that the development milestone achieved in February 2023 became probable of achievement as of December 31, 2022. Because our performance obligations were already completed, we recorded the $10.0 million collaboration revenue and a receivable from Kyorin as of December 31, 2022. We also recorded an additional $0.4 million in collaboration revenue from Kyorin during the year ended December 31, 2022 for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will continue to increase in future years and will consist primarily of costs related to our clinical development and manufacturing of efzofitimod for patients with pulmonary sarcoidosis and SSc-ILD, and other potential therapeutics based on tRNA synthetase biology and NRP2 biology.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. For instance, as a result of the COVID-19 pandemic, many clinical trial sites in our completed Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients and some patients discontinued from the trial.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Though the impact of the COVID-19 pandemic, the ongoing Ukraine-Russian conflict and other geopolitical and macroeconomic conditions on our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,		Increase /
	2022	2021	(Decrease)
License and collaboration agreement revenues	$10,386	$—	$10,386
Research and development expenses	42,808	23,264	19,544
General and administrative expenses	13,982	10,751	3,231
Other income (expense), net	1,061	238	823

License and collaboration agreement revenues. Revenues of $10.4 million for the year ended December 31, 2022 consisted primarily of the $10.0 million development milestone earned under the Kyorin Agreement as Kyorin dosed the first patient in the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $42.8 million and $23.3 million for the years ended December 31, 2022 and 2021, respectively. The increase of $19.5 million was due primarily to $8.7 million in clinical trial costs for the EFZO-FIT study that was initiated during the year ended December 31, 2022, an increase of $7.1 million in manufacturing costs for efzofitimod and ATYR2810, an increase of $1.2 million research and development costs for efzofitimod and our discovery programs and an increase of $2.5 million in compensation-related expenses.

General and administrative expenses. General and administrative expenses were $14.0 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively. The increase of $3.2 million was due primarily to an increase of $1.9 million in compensation-related expenses, a $0.5 million increase in professional fees, a $0.2 million increase in travel costs and $0.2 million increase in facilities and information technology costs.

Other income (expense), net. Other income (expense), net was $1.1 million and $0.2 million for years ended December 31, 2022 and 2021, respectively. The increase was primarily a result of interest earned on higher cash, cash equivalents, restricted cash and available-for-sale investments balances, which resulted primarily from the underwritten follow-on offering in September 2021, as well as higher interest rates as of December 31, 2022 compared to the prior year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of aTyr Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Accrued clinical and manufacturing costs
Description of the Matter

During 2022, the Company incurred $42.8 million for research and development expenses and as of December 31, 2022, recorded an accrual of $5.2 million of clinical and manufacturing costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations and contracted development and manufacturing organizations. As described in Note 2 to the consolidated financial statements, external costs for clinical and manufacturing to be paid are accrued and expensed based upon work completed in accordance with contractual arrangements.

Auditing management’s accounting for accrued clinical and manufacturing costs is especially challenging because it is dependent on data from third parties and involves judgments applied by management to determine the commencement and completion date of vendor tasks as well as the extent of work performed during the reporting period, which may not match the pattern of bills received or payments made to third-party service providers. The testing of accrued clinical and manufacturing costs is dependent upon a high-volume of data and input exchanged between clinical personnel and third-party service providers, which includes the total trial management costs, number of sites activated, number of patients enrolled, and number of patient visits, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

Our substantive testing procedures over the completeness of the Company’s accrued clinical and manufacturing costs include obtaining from third-parties confirmation of total costs billed and work completed as of December 31, 2022, for significant clinical trial and manufacturing activities. We obtained an understanding of the status of significant clinical trial and manufacturing activities from accounting personnel and the clinical project managers to understand the status of significant clinical trial and manufacturing activities. To assess the appropriate measurement of accrued clinical and manufacturing costs, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also inspected a sample of subsequent payments, obtained invoice support and tested the expense was recorded to the appropriate period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Diego, California

March 14, 2023

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,981	$2,336
Available-for-sale investments	56,165	105,575
Other receivables	11,775	435
Prepaid expenses	2,950	5,223
Total current assets	80,871	113,569
Restricted cash	3,165	—
Property and equipment, net	3,059	543
Operating lease, right-of-use assets	7,250	1,267
Financing lease, right-of-use assets	1,248	—
Other assets	193	158
Total assets	$95,786	$115,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,106	$1,031
Accrued expenses	9,862	4,002
Current portion of operating lease liability	630	980
Current portion of financing lease liability	264	—
Total current liabilities	13,862	6,013
Long-term operating lease liability, net of current portion	9,633	398
Long-term financing lease liability, net of current portion	1,007	—
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of December 31, 2022 and 2021, respectively; no shares issued or outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value per share; 85,000,000 and 42,500,000 authorized shares as of December 31, 2022 and 2021, respectively; issued and outstanding shares – 29,498,488 and 27,793,035 as of December 31, 2022 and 2021, respectively	29	28
Additional paid-in capital	489,502	481,832
Accumulated other comprehensive loss	(433)	(263)
Accumulated deficit	(417,634)	(372,296)
Total aTyr Pharma, Inc. stockholders’ equity	71,464	109,301
Noncontrolling interest in Pangu BioPharma Limited	(180)	(175)
Total stockholders’ equity	71,284	109,126
Total liabilities and stockholders’ equity	$95,786	$115,537

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020

Revenues:
License and collaboration agreement revenues	$10,386	$—	$10,455
Total revenues	10,386	—	10,455
Operating expenses:
Research and development	42,808	23,264	17,291
General and administrative	13,982	10,751	9,075
Total operating expenses	56,790	34,015	26,366
Loss from operations	(46,404)	(34,015)	(15,911)
Total other income (expense), net	1,061	238	(319)
Consolidated net loss	(45,343)	(33,777)	(16,230)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	5	9	6
Net loss attributable to aTyr Pharma, Inc.	$(45,338)	$(33,768)	$(16,224)
Net loss per share, basic and diluted	$(1.60)	$(1.77)	$(1.77)
Shares used in computing net loss per share, basic and diluted	28,419,569	19,080,878	9,160,269

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2022	2021	2020

Consolidated net loss	$(45,343)	$(33,777)	$(16,230)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(170)	(220)	(3)
Comprehensive loss	(45,513)	(33,997)	(16,233)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	5	9	6
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(45,508)	$(33,988)	$(16,227)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	1,643,961	$2	3,891,787	$4	$343,524	$(40)	$(322,304)	$(160)	$21,026
Conversion of preferred stock to common stock	(1,643,961)	(2)	587,444	1	1	—	—	—	—
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	4,870,588	4	18,775	—	—	—	18,779
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	1,657,075	2	6,435	—	—	—	6,437
Issuance of common stock upon release of restricted stock units	—	—	8,678	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,382	—	10	—	—	—	10
Stock-based compensation	—	—	—	—	1,465	—	—	—	1,465
Net unrealized loss on investments, net of tax	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	(16,224)	(6)	(16,230)
Balance as of December 31, 2020	—	—	11,018,954	11	370,210	(43)	(338,528)	(166)	31,484
Issuance of common stock upon release of restricted stock units	—	—	4,177	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	10,751	—	62	—	—	—	62
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,382	—	11	—	—	—	11
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	2,974,521	3	14,067	—	—	—	14,070
Issuance of common stock from committed purchase agreement, net of offering costs	—	—	3,000,000	3	15,233	—	—	—	15,236
Issuance of common stock from underwritten follow-on offering, net of offering costs	—	—	10,781,250	11	80,635	—	—	—	80,646
Stock-based compensation	—	—	—	—	1,614	—	—	—	1,614
Net unrealized loss on investments, net of tax	—	—	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	—	—	(33,768)	(9)	(33,777)
Balance as of December 31, 2021	—	—	27,793,035	28	481,832	(263)	(372,296)	(175)	109,126
Issuance of common stock upon release of restricted stock units	—	—	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	259	—	1	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	—	—	20,612	—	44	—	—	—	44
Issuance of common stock from at-the-market offerings, net of offering costs	—	—	1,682,082	1	5,471	—	—	—	5,472
Stock-based compensation	—	—	—	—	2,154	—	—	—	2,154
Net unrealized loss on investments, net of tax	—	—	—	—	—	(170)	—	—	(170)
Net loss	—	—	—	—	—	—	(45,338)	(5)	(45,343)
Balance as of December 31, 2022	—	$—	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(45,343)	$(33,777)	$(16,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	475	569
Stock-based compensation	2,154	1,614	1,465
Debt discount accretion and non-cash interest expense	—	—	346
Amortization of premium of available-for-sale investment securities	533	366	110
Amortization of right-of-use assets	1,463	829	697
Gain (loss) on disposal of property and equipment	(92)	6	3
Changes in operating assets and liabilities:
Other receivables	(11,923)	1,604	(1,939)
Prepaid expenses and other assets	2,238	(3,378)	(1,122)
Accounts payable and accrued expenses	6,741	47	1,763
Contract liability	—	—	(208)
Operating lease liability	2,111	(861)	(755)
Net cash used in operating activities	(41,886)	(33,075)	(15,301)
Cash flows from investing activities:
Purchases of property and equipment	(1,641)	(192)	(202)
Purchases of available-for-sale investment securities	(42,118)	(126,506)	(21,066)
Maturities of available-for-sale investment securities	90,825	35,082	28,150
Proceeds from sale of property and equipment	179	50	18
Net cash provided by (used in) investing activities	47,245	(91,566)	6,900
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	1	62	—
Proceeds from issuance of common stock through employee stock purchase plan	44	11	10
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	5,472	14,070	6,437
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	—	15,236	—
Proceeds from issuance of common stock from underwritten follow-on offering, net of offering costs	—	80,646	18,779
Principal paid on finance lease liabilities	(66)	—	—
Repayments on borrowings	—	—	(9,083)
Net cash provided by financing activities	5,451	110,025	16,143
Net change in cash, cash equivalents and restricted cash	10,810	(14,616)	7,742
Cash, cash equivalents and restricted cash at beginning of period	2,336	16,952	9,210
Cash, cash equivalents and restricted cash at the end of period	$13,146	$2,336	$16,952

Cash and cash equivalents at the end of period	$9,981	$2,336	$16,952
Restricted cash at the end of period	3,165	—	—
Cash, cash equivalents and restricted cash at the end of period	$13,146	$2,336	$16,952

Supplemental disclosure of cash flow information:
Interest paid	$54	$—	$308
Purchases of property and equipment in accounts payable	$1,194	$—	$17
Right-of-use assets obtained in exchange for lease obligation	$8,695	$—	$—

See accompanying notes.

aTyr Pharma, Inc.

Notes to Consolidated Financial Statements

1. Organization, Business and Basis of Presentation

Organization and Business

We were incorporated in the state of Delaware on September 8, 2005. We are focused on the discovery and development of first-in-class medicines from our proprietary tRNA synthetase platform.

Principles of Consolidation

Our consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2022, we had an accumulated deficit of $417.6 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2022, our cash, cash equivalents, available-for-sale investments and restricted cash were $69.3 million. Additionally, in February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total gross proceeds from the offering were approximately $52.0 million, before deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the Kyorin Agreement in February 2023. We believe that our current cash, cash equivalents, available-for-sale investments and restricted cash, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report.

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

Restricted Cash

As of December 31, 2022, restricted cash was approximately $3.2 million, which was held as a security deposit in conjunction with our new facility lease and financing leases as discussed further in Note 6 - Commitments and Contingencies.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash consist primarily of readily available checking, money market accounts and money market funds. We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents.

Investment Securities

Investment securities primarily consist of investment grade corporate and municipal bond securities and commercial paper. We classify all investment securities as available-for-sale. Investment securities are carried at fair value, with the unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. As of December 31, 2022, we held an aggregate total of $56.2 million of investment securities which consisted of corporate debt securities, municipal bonds and commercial paper all of which will mature in less than two years, and there was an unrealized loss of approximately $0.4 million between the amortized cost and fair value of these investment securities. As of December 31, 2021, we held $105.6 million of corporate debt securities, municipal bonds and commercial paper, all of which mature in less than one year, and there was an unrealized loss of approximately $0.2 million between the amortized cost and fair value of these investment securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and investment securities. We have established guidelines regarding diversification of investments and their maturities, which are designed to maintain principal and maximize liquidity. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and right-of-use assets (ROU) associated with our operating and financing leases. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While our current and historical operating losses are indicators of impairment, we believe that future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses since inception.

Accrued Expenses

Accrued expenses include salaries, wages, benefits costs, consulting fees, legal, tenant improvement costs for our new corporate headquarters facility and research and development costs. We have entered into contractual arrangements related to our clinical studies with clinical research organizations (CROs) and contracted development and manufacturing organizations (CDMOs) and recognize expense based on work completed and efforts expended pursuant to our contractual arrangements. We make estimates of our accrued CRO costs as of each balance sheet date based on facts and circumstances known at the time and include total trial management costs, sites activated, patients enrolled and number of patient visits. We estimate the time period over which services will be performed and the level of effort to be expended in each period. There may be instances in which payments made to our service providers including CROs and CDMOs, will temporarily exceed the level of services provided and result in a prepayment of the expense. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense balance accordingly. Historically, our estimated accrued liabilities have materially approximated actual expenses incurred.

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on our balance sheet. For long-term leases with an initial term of greater than 12 months, we recognize a right-of-use asset (ROU) and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in our consolidated statements of operations. For financing leases, interest expense and amortization of the ROU is included in operating expenses in our consolidated statements of operations and variable lease payments are recorded as incurred.

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

Our ROU assets consist of non-cancelable operating lease and financing leases. Non-cancelable operating leases include our existing office and laboratory space and new corporate headquarters. Financing leases include various research and development and information technology equipment.

We do not separate lease and non-lease components for our long-term leases.

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

Stock-Based Compensation

We evaluate our stock-based compensation arrangements under ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation expense represents the grant date fair value of employee stock option and restricted stock unit grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate fair value of stock option grants using the Black-Scholes option pricing model. We estimate the fair value using assumptions, including the risk-free interest rate, the expected volatility of a peer group of similar companies, the expected term of the awards and the expected dividend yield. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plans and inducement grants and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Years Ended December 31,
	2022	2021	2020
Common stock warrants	13,760	13,760	13,904
Common stock options and restricted stock units	3,077,608	1,420,050	584,211
Employee stock purchase plan	34,588	2,045	1,602
Total	3,125,956	1,435,855	599,717

The following table summarizes our net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to aTyr Pharma, Inc.	$(45,338)	$(33,768)	$(16,224)

Denominator:
Weighted average common shares outstanding	28,419,569	19,080,878	9,160,269
Weighted average common shares subject to repurchase	—	—	—
Shares used in computing net loss per share, basic and diluted	28,419,569	19,080,878	9,160,269

Net loss per share - basic and diluted	$(1.60)	$(1.77)	$(1.77)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We do not expect the adoption of the amendments in Topic 326 to have a material effect on our consolidated financial position or results of operations when such amendment is effective.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Current:
Cash equivalents	$8,585	$8,585	$—	$—
Available-for-sale investments:
Commercial paper	28,074	—	28,074	—
Corporate debt securities	26,094	—	26,094	—
Municipal bonds	1,997	—	1,997	—
Total available-for-sale investments	56,165	—	56,165	—
Total assets measured at fair value	$64,750	$8,585	$56,165	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Current:
Cash equivalents	$2,052	$2,052	$—	$—
Available-for-sale investments:
Commercial paper	36,921	—	36,921	—
Corporate debt securities	55,713	—	55,713	—
Municipal bonds	12,941	—	12,941	—
Total available-for-sale investments	105,575	—	105,575	—
Total assets measured at fair value	$107,627	$2,052	$105,575	$—

As of December 31, 2022 and 2021, available-for-sale investments are detailed as follows (in thousands):

		December 31, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$28,121	$—	$(47)	$28,074
Corporate debt securities	1 to 2 years	26,401	—	(307)	26,094
Municipal bonds	Within 1 year	2,026	—	(29)	1,997
		$56,548	$—	$(383)	$56,165

		December 31, 2021
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$36,956	$—	$(35)	$36,921
Corporate debt securities	1 to 2 years	55,859	—	(146)	55,713
Municipal bonds	1 to 2 years	12,973	—	(32)	12,941
		$105,788	$—	$(213)	$105,575

At each reporting date, we perform an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of its amortized cost basis. Based on our evaluation, we determined that the unrealized losses were not other-than-temporary as of December 31, 2022.

As of December 31, 2022, 20 out of 25 available-for-sale investments, were in a gross unrealized loss position of which 12 available-for-sale investments with a market value of $24.2 million were at such position for greater than 12 months. As of December 31, 2021, all available-for-sale investments were in a gross unrealized loss position and had been in such position for less than twelve months.

4. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In September

2020, Kyorin began dosing patients in a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan) and completed the last subject visit in December 2020. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan during the year ended December 31, 2022. As of December 31, 2022, Kyorin had scheduled site visits for patient screenings which led to the first patient dosing in February 2023. We determined that the development milestone achieved in February 2023 became probable of achievement as of December 31, 2022. Because our performance obligations were already completed, we recorded the $10.0 million collaboration revenue and a receivable from Kyorin as of December 31, 2022. We also recorded an additional $0.4 million in collaboration revenue from Kyorin during the year ended December 31, 2022 for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

5. Balance Sheet Details

Prepaid expenses consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid clinical and research expense	$334	$557
Prepaid manufacturing expenses	2,049	4,188
Other prepaid expenses	567	478
	$2,950	$5,223

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Computer and office equipment	$620	$616
Scientific and laboratory equipment	4,379	4,383
Tenant improvements	4,414	1,701
	9,413	6,700
Less accumulated depreciation and amortization	(6,354)	(6,157)
	$3,059	$543

As of December 31, 2022, 2021 and 2020, depreciation expense was $0.2 million, $0.5 million and $0.6 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued salaries, wages and benefits	$2,781	$2,326
Accrued clinical and manufacturing	5,151	$1,004
Other accrued expenses	1,930	672
	$9,862	$4,002

6. Commitments and Contingencies

Operating Leases

Existing Corporate Headquarters Facility Lease

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

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) will commence upon the earlier of April 1, 2023 or the completion of certain leasehold improvements to the Premises (as defined in the Lease), but not sooner than March 1, 2023 (the Lease Commencement Date) and continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of $5.5 million for tenant improvements, including an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at 8.0% per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2022.

Future minimum payments under the non-cancelable operating leases and reconciliation to the operating lease liability as of December 31, 2022 were as follows (in thousands):

Operating Leases
2023	$1,363
2024	1,961
2025	1,895
2026	1,777
2027	1,831
2028 and thereafter	11,102
Less: Amount representing interest	(6,911)
Present value of lease payments	13,018
Less: Current portion of operating lease liability	(630)
Less: Tenant improvement allowance not yet received	(2,755)
Long-term operating lease liability, net of current portion	$9,633

Operating lease expense was $1.5 million, $1.0 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the weighted average remaining lease term was 9.9 years and 1.4 years, respectively. As of December 31, 2022 and 2021, the weighted average discount rate was 8.8% and 9.6%, respectively.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the non-cancelable financing lease and reconciliation to the financing lease liability as of December 31, 2022 were as follows (in thousands):

Financing Leases
2023	$352
2024	352
2025	352
2026	395
2027	33
Less: Amount representing interest	(213)
Present value of lease payments	1,271
Less: Current portion of financing lease liability	(264)
Long-term financing lease liability, net of current portion	$1,007

As of December 31, 2022, the weighted-average remaining lease term was 3.7 years and the weighted-average discount rate was 7.9%. We provided a $2.4 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash as of December 31, 2022.

7. Stockholders’ Equity

Underwritten Follow-On Public Offerings

In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total gross proceeds from the offering were approximately $52.0 million, before deducting underwriting discounts, commissions and offering expenses payable by us.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program

In March 2021, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) for an at-the-market offering program (the JonesTrading ATM Offering Program), pursuant to which we were entitled to sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through JonesTrading, as sales agent or principal. JonesTrading was entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds. During 2021, we sold an aggregate of 986,267 shares of common stock at a weighted-average price of $4.75 per share for net proceeds of $4.4 million under the JonesTrading ATM Offering Program. In April 2022, we terminated the JonesTrading ATM Offering Program. During 2022 and prior to termination in April 2022, we sold an aggregate of 260,455 shares of common stock at a weighted-average price of $6.07 per share for net proceeds of approximately $1.5 million under the JonesTrading ATM Offering Program.

In May 2019, we entered into a sales agreement with H.C. Wainwright & Co., LLC (Wainwright) for an ATM Offering Program (the Wainwright ATM Offering Program) under which we could offer and sell shares of our common stock having an aggregate offering price of up to $10.0 million. In November 2020, we amended our sales agreement with Wainwright to increase the amount of the ATM Offering Program to $20.0 million. Wainwright was entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds. In March 2021, the ATM Offering Program with Wainwright automatically terminated upon the issuance and sale of all of the shares having an aggregate offering price of $20.0 million. Under the Wainwright ATM Offering Program, during 2020, we sold an aggregate of 1,657,075 shares of common stock at an average price of $4.07 per share for net proceeds of $6.4 million. Prior to the termination of the sales agreement with Wainwright, in 2021, we sold an aggregate of 1,988,254 shares of common stock at an average price of $4.99 per share for net proceeds of $9.6 million.

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, for the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. In 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. There were no issuances or sales under the Purchase Agreement during the year ended December 31, 2022, and this agreement has terminated effective March 11, 2023.

2014 Stock Plan

We adopted a stock option plan in 2007 (the 2007 Plan), which was subsequently amended, restated and renamed in July 2014 (the 2014 Plan) to provide for the incentive stock options, nonstatutory stock options, stock and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options are eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options under the 2014 Plan is ten years. Options granted generally vest over four years. We ceased granting under the 2014 Plan after our IPO in May 2015. Shares underlying any awards under the 2014 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

2015 Stock Plan

In April 2015, our board of directors adopted, and our stockholders approved, the 2015 Stock Plan (the 2015 Plan) which became effective on May 6, 2015. Awards granted under the 2014 Plan prior to our IPO that are forfeited, canceled, reacquired by us prior to vesting satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan. Total shares available for issuance under the 2015 Plan as of December 31, 2022 were 962,179. Shares underlying any awards under the 2015 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Plan.

The maximum term of options granted under 2015 Plan is ten years. For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term.

Inducement Plan

In March 2022, our board of directors approved and adopted our 2022 Inducement Plan (our Inducement Plan). Awards granted under our Inducement Plan are in accordance with Nasdaq Listing Rule 5635(c)(4). A total of 300,000 shares of our common stock were initially reserved for the issuance under our Inducement Plan.

The maximum term of options granted under our Inducement Plan is ten years. Each option vests over a period of four years, with 25% of the shares vesting on the one-year anniversary of the applicable vesting commencement date and the remaining 75% vesting in equal monthly installments over three years, thereafter, subject to continuous employment.

During year ended December 31, 2022, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 205,600 shares of our common stock, with a weighted-average exercise price of $3.94 per share as inducement awards to new employees.

Employee Stock Purchase Plan

In April 2015, our board of directors adopted, and our stockholders approved, our 2015 Employee Stock Purchase Plan (the 2015 ESPP) which became effective on May 6, 2015. As of December 31, 2022, total shares reserved for issuance under the 2015 ESPP were 801,321.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,412,550	$12.01
Granted	1,590,844	$3.43
Exercises	(259)	$3.77
Canceled/forfeited/expired	(46,965)	$8.59
Outstanding as of December 31, 2022	2,956,170	$7.45	8.47	$—

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2022	2021	2020
Expected term (in years)	5.98 – 6.08	5.50 – 6.08	5.50 – 6.08
Risk-free interest rate	1.7% – 4.2%	0.6% – 1.3%	0.3% – 1.5%
Expected volatility	84.2% – 86.5%	86.3% – 104.8%	102.2% – 109.7%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2022	2021	2020
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	0.06% – 4.54%	0.04% – 0.12%	0.1% – 1.6%
Expected volatility	51.9% – 95.9%	89.7% – 108.12%	89.7% – 143.2%
Expected dividend yield	0.0%	0.0%	0.0%

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

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. The fair value of restricted stock is determined by the closing price of the our common stock reported on the Nasdaq Capital Market on the date of grant. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	7,500	$4.08
Granted	116,438	$5.13
Released	(2,500)	$4.13
Balance as of December 31, 2022	121,438	$5.09

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$528	$295	$254
General and administrative	1,626	1,319	1,211
Total stock-based compensation expense	$2,154	$1,614	$1,465

The weighted-average grant date fair value per share of stock options granted by us, during the years ended December 31, 2022, 2021 and 2020 was $2.49, $3.82 and $3.39, respectively. The total grant date fair value of restricted stock units granted by us during the years ended December 31, 2022, 2021, and 2020 was approximately $597,000, $16,000 and $21,000, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was approximately $1,000, $80,000 and $0, respectively. The aggregate intrinsic value of restricted stock units released during the years ended December 31, 2022, 2021 and 2020 was approximately $6,000, $31,000 and $34,000, respectively. As of December 31, 2022, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $5.5 million and $0.4 million, respectively. As of December 31, 2022, these unrecognized costs for options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 3.0 years and 2.2 years, respectively.

Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2022 were as follows:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
1,066	$281.50	July 2023
6,830	$43.93	November 2023
2,978	$50.37	June 2024
2,886	$51.98	December 2024
13,760

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

December 31, 2022
Common stock warrants	13,760
Common stock options and restricted stock units	3,077,608
Shares available under the 2015 equity incentive plan	962,179
Shares available under the 2022 inducement plan	98,400
Shares available under the employee stock purchase plan	801,321
4,953,268

8. Income Tax

Pretax losses were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(45,086)	$(33,316)	$(15,950)
Foreign	(254)	(458)	(280)
Worldwide pre-tax loss	$(45,340)	$(33,774)	$(16,230)

For the years ended December 31, 2022, 2021, and 2020, we did not record a provision for income taxes due to a full valuation allowance against our deferred taxes. A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Expected income taxes benefit at federal statutory rate	$(9,521)	$(7,093)	$(3,408)
State income taxes, net of federal benefit	(380)	(2,313)	(12)
Permanent items and other	438	592	169
Stock compensation	44	90	804
Research credits	(4,415)	(1,253)	(835)
Unrecognized tax benefits	2,454	500	334
Foreign rate differential	11	21	13
Change in tax rate	34	52	(7)
Change in valuation allowance	11,335	9,404	2,942
Income tax (benefit) expense	$—	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $95.5 million and $84.1 million as of December 31, 2022 and 2021, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$52,752	$48,833
Capitalized research and development expenses	22,576	18,086
Research credits and other state credits	16,021	13,695
Intangible assets	1,278	1,465
Reserve and accruals	596	641
Share-based compensation expense	1,628	1,369
Lease liability	2,157	290
Total tax assets	97,008	84,379
Valuation allowance	(95,484)	(84,112)
Total deferred tax assets	$1,524	$267
Deferred tax liabilities:
Right of use lease assets	(1,524)	(267)
Total deferred tax liabilities	(1,524)	(267)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective at the beginning of 2022 which resulted in a capitalization of R&D costs of approximately $41.0 million. We will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

As of December 31, 2022, we had federal NOL carryforwards of approximately $221.0 million, with $108.5 million of NOLs generated after December 31, 2017 carrying forward indefinitely and $112.5 million of NOLs that will begin to expire in 2025. NOL carryforwards generated after January 1, 2018 are subject to an 80% of taxable income limitation in accordance with the Tax Cuts and Jobs Act of 2017. We had state net operating loss carryforwards of approximately $194.4 million, and foreign net operating loss carryforwards of $9.0 million. The state net operating losses began to expire in 2022. The foreign net operating losses carry over indefinitely.

As of December 31, 2022, we had federal and state research and development credit carryforwards of approximately $8.3 million and $5.2 million, respectively, which begin to expire in 2026 for both federal and state purposes. We had $15.4 million of federal Orphan Drug Credits as of December 31, 2022, which will begin to expire in 2035.

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

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2022	2021	2020
Balance as of beginning of year	$22,232	$21,707	$21,302
Increase (decrease) related to prior year tax positions	(48)	(9)	3
Increase related to current year tax positions	2,961	534	402
Balance as of end of year	$25,145	$22,232	$21,707

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2022 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and various state authorities due to carry forward of unutilized NOLs and research and development credits.

9. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our Board of Directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million during each of the years ended December 31, 2022, 2021 and 2020.

10. Subsequent Events

Achievement of Development Milestone by Kyorin

On February 6, 2023, we announced that our partner Kyorin dosed the first patient in Japan in the EFZO-FIT study. This achievement triggered a $10.0 million milestone payment by Kyorin to us pursuant to the Kyorin Agreement and we received the cash payment of $10.0 million in February 2023. Kyorin is our partner for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, we have generated $20.0 million in upfront and milestone payments to date and are eligible to receive up to an additional $155.0 million in the aggregate upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Kyorin has the exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD.

Follow-On Public Offering

In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total gross proceeds from the offering were approximately $52.0 million, before deducting underwriting discounts, commissions and offering expenses payable by us.

Sales of Common Stock through the ATM Offering Program

From January 1, 2023 through March 14, 2023, we sold an aggregate of 516,453 shares of common stock at a weighted-average price of $2.35 per share through the ATM Offering Program for net proceeds of $1.2 million.

Silicon Valley Bank Closure

On March 10, 2023, we became aware of reports indicating the closure of Silicon Valley Bank (SVB) and the appointment of the Federal Deposit Insurance Corporation as receiver. As of March 10, 2023, we hold less than 2% of our current cash, cash equivalents, restricted cash and available-for-sale investments with SVB.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)).

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022, under the sections headed “Proposal 1 – Election of Directors,” “Executive Officers” and “Delinquent Section 17(a) Reports,” and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Definitive Proxy Statement , under the sections headed “Proposal 4 – Approval of an Amendment to the 2015 Stock Plan” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Definitive Proxy Statement, under the sections headed “Proposal 1 – Election of Directors” and “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our Definitive Proxy Statement, under the section headed “Proposal 2 – Ratification of Auditors,” and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report.

1. Index list to Financial Statements:

2. Financial Statement Schedules.

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-203272	3.2	May 1, 2015
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 11, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on July 24, 2013	S-1	333-203272	4.4	April 6, 2015
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.4	Warrant to Purchase Stock issued to Solar Capital Ltd on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.6	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.7	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.8	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.9	Description of Common Stock of the Registrant	—	—	—	Filed herewith
10.1*	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2*	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	April 29, 2022
10.3*	Forms of agreement under 2015 Stock Option and Incentive Plan	S-1/A	333-203272	10.2	April 27, 2015
10.4	Lease by and between the Registrant and BMR-John Hopkins Court LLC, dated December 22, 2011	S-1	333-203272	10.9	April 6, 2015
10.5	First Amendment to Lease between the Registrant and BMR-3545-3575 JOHN HOPKINS LP (as successor-in-interest to BMR-John Hopkins Court LLC), dated January 4, 2017	10-K	001-37378	10.8	March 16, 2017
10.6	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.7	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.8*	2015 Employee Stock Purchase Plan	S-1/A	333-203272	10.14	April 29, 2022
10.9*	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.10*	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016
10.11*	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.12	Second Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP (as successor-in-interest to BMR-John Hopkins Court, LLC), dated April 27, 2017	10-Q	001-37378	10.1	May 11, 2017
10.13*	Employment Agreement, dated November 1, 2017, by and between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.14*	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
10.15	Third Amendment to Lease between Registrant and BMR-3545-3575 John Hopkins LP (as successor-in interest to BMR-John Hopkins Court, LLC), dated July 30, 2018	10-Q	001-37378	10.1	November 11, 2018
10.16*	Employment Offer Letter by and between Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	10-Q	001-37378	10.2	May 14, 2019
10.17†	Collaboration and License Agreement by and between Registrant and Kyorin Pharmaceutical Co., Ltd., dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
10.18*	First Amendment to Employment Agreement dated February 5, 2021, by and between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-K	001-37378	10.19	March 24, 2021
10.19*	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	April 29, 2022
10.20*	aTyr Pharma, Inc. 2015 Employee Stock Purchase Plan, as amended	8-K	001-37378	10.2	April 29, 2022
10.21*	aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.3	May 10, 2022
10.22*	Forms of Grant Notice and Stock Option Agreement under aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.4	May 10, 2022
10.23	Open Market Sale AgreementSM dated April 22, 2022 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	April 22, 2022
10.24	Lease date May 12, 2022, by and between the Registrant and San Diego Creekside, LLC	8-K	001-37378	10.1	May 16, 2022
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibits 101)	—	—	—	Filed herewith

* Indicates a management contract or compensatory plan, contract or arrangement.

† Certain portions have been omitted because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

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

aTyr Pharma, Inc.

Date: March 14, 2023	By	/s/ Sanjay S. Shukla
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

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 14, 2023
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 14, 2023
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ John K. Clarke	Chairman of the Board	March 14, 2023
John K. Clarke

/s/ Timothy P. Coughlin	Director	March 14, 2023
Timothy P. Coughlin

/s/ Jane A. Gross	Director	March 14, 2023
Jane A. Gross, Ph.D.

/s/ Svetlana Lucas	Director	March 14, 2023
Svetlana Lucas, Ph.D.

/s/ Paul Schimmel	Director	March 14, 2023
Paul Schimmel, Ph.D.

/s/ Sara Zaknoen	Director	March 14, 2023
Sara Zaknoen