Form 10-Q
period 2023-03-31
aTYR PHARMA INC
filed 2023-05-09
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37378

ATYR PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3435077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10240 Sorrento Valley, Suite 300, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 731-8389

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LIFE	The Nasdaq Capital Market

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

As of May 5, 2023, there were 54,291,754 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$20,690	$9,981
Available-for-sale investments	93,695	56,165
Other receivables	1,625	11,775
Prepaid expenses	3,437	2,950
Total current assets	119,447	80,871
Restricted cash	3,190	3,165
Property and equipment, net	5,167	3,059
Operating lease, right-of-use assets	6,942	7,250
Financing lease, right-of-use assets	1,948	1,248
Other assets	144	193
Total assets	$136,838	$95,786
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,965	$3,106
Accrued expenses	8,888	9,862
Current portion of operating lease liability	381	630
Current portion of financing lease liability	420	264
Total current liabilities	13,654	13,862
Long-term operating lease liability, net of current portion	11,916	9,633
Long-term financing lease liability, net of current portion	1,570	1,007
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of March 31, 2023 (unaudited) and December 31, 2022; no shares issued or outstanding as of March 31, 2023 (unaudited) and December 31, 2022	—	—
Common stock, $0.001 par value per share; 85,000,000 authorized shares as of March 31, 2023 (unaudited) and December 31, 2022; issued and outstanding shares – 53,339,611 as of March 31, 2023 (unaudited) and 29,498,488 as of December 31, 2022	53	29
Additional paid-in capital	539,659	489,502
Accumulated other comprehensive loss	(248)	(433)
Accumulated deficit	(429,585)	(417,634)
Total aTyr Pharma, Inc. stockholders’ equity	109,879	71,464
Noncontrolling interest in Pangu BioPharma Limited	(181)	(180)
Total stockholders’ equity	109,698	71,284
Total liabilities and stockholders’ equity	$136,838	$95,786

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Operating expenses:
Research and development	$9,379	$8,896
General and administrative	3,408	3,482
Total operating expenses	12,787	12,378
Loss from operations	(12,787)	(12,378)
Total other income (expense), net	835	224
Consolidated net loss	(11,952)	(12,154)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1
Net loss attributable to aTyr Pharma, Inc.	$(11,951)	$(12,153)
Net loss per share, basic and diluted	$(0.29)	$(0.44)
Shares used in computing net loss per share, basic and diluted	41,897,706	27,818,379

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Consolidated net loss	$(11,952)	$(12,154)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	185	(496)
Comprehensive loss	(11,767)	(12,650)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(11,766)	$(12,649)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three months ended March 31, 2023 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2022	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	694,012	1	1,488	—	—	—	1,489
Issuance of common stock from underwritten follow-on public offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	619	—	—	—	619
Net unrealized gain on investments, net of tax	—	—	—	185	—	—	185
Net loss	—	—	—	—	(11,951)	(1)	(11,952)
Balance as of March 31, 2023	53,339,611	$53	$539,659	$(248)	$(429,585)	$(181)	$109,698

	Three Months Ended March 31, 2022 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2021	27,793,035	$28	$481,832	$(263)	$(372,296)	$(175)	$109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock from at-the-market offerings, net of offering costs	260,455	—	1,480	—	—	—	1,480
Stock-based compensation	—	—	417	—	—	—	417
Net unrealized loss on investments, net of tax	—	—	—	(496)	—	—	(496)
Net loss	—	—	—	—	(12,153)	(1)	(12,154)
Balance as of March 31, 2022	28,056,249	$28	$483,730	$(759)	$(384,449)	$(176)	$98,374

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(11,952)	$(12,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	81
Stock-based compensation	619	417
(Accretion) amortization of (discount) premium of available-for-sale investment securities	(419)	237
Amortization of right-of-use assets	675	217
Gain on disposal of property and equipment	—	(89)
Changes in operating assets and liabilities:
Other receivables	9,883	9
Prepaid expenses and other assets	(438)	1,180
Accounts payable and accrued expenses	(1,057)	216
Operating lease liability	2,019	(233)
Net cash used in operating activities	(590)	(10,119)
Cash flows from investing activities:
Purchases of property and equipment	(1,246)	(43)
Purchases of available-for-sale investment securities	(46,226)	—
Maturities of available-for-sale investment securities	9,300	14,500
Proceeds from sale of property and equipment	—	169
Net cash (used in) provided by investing activities	(38,172)	14,626
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	1
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	1,489	1,480
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	48,073	—
Principal paid on finance lease liabilities	(66)	—
Net cash provided by financing activities	49,496	1,481
Net change in cash, cash equivalents and restricted cash	10,734	5,988
Cash, cash equivalents and restricted cash at beginning of period	13,146	2,336
Cash, cash equivalents and restricted cash at the end of period	$23,880	$8,324

Cash and cash equivalents at the end of period	$20,690	$8,324
Restricted cash at the end of period	3,190	—
Cash, cash equivalents and restricted cash at the end of period	$23,880	$8,324

Supplemental disclosure of cash flow information:
Interest paid	$46	$—
Purchases of property and equipment in accounts payable	$2,136	$—
Right-of-use assets obtained in exchange for lease obligation	$1,043	$—

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2022, contained in our Annual Report on Form 10-K filed with the SEC on March 14, 2023. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a consolidated net loss of $12.0 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $429.6 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $117.6 million as of March 31, 2023 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Restricted Cash

As of March 31, 2023, restricted cash was approximately $3.2 million, which was held as a security deposit in conjunction with our new facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

Allowance of Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the unaudited condensed statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure for these items in our condensed consolidated financial statements and accompanying notes. The most significant estimates in our condensed consolidated financial statements relate to clinical trial and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on our balance sheet. For long-term operating leases with an initial term of greater than 12 months, we recognize an operating right-of-use asset (ROU) and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in our condensed consolidated statements of operations. For financing leases, interest expense and amortization of the ROU is included in operating expenses in our condensed consolidated statements of operations and variable lease payments are expensed as incurred.

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

Our ROU assets consist of operating leases and financing leases. Operating leases include our new corporate headquarters and laboratory space and our prior corporate headquarters. Our prior corporate headquarters lease will expire in May 2023. Financing leases include various research and development and information technology equipment.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock, options and restricted stock units outstanding under our stock option plans and estimated shares to be purchased under our employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	March 31,
	2023	2022
Common stock warrants	13,760	13,760
Common stock options and restricted stock units	3,922,930	1,824,164
Employee stock purchase plan	34,588	2,045
Total	3,971,278	1,839,969

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted Topic 326 on January 1, 2023. The adoption did not have a material impact on our condensed consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in commercial paper, corporate debt securities, municipal bonds and U.S. government agencies securities. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Assets:
Current:
Cash equivalents	$20,514	$20,514	$—	$—
Available-for-sale investments:
Commercial paper	52,492	—	52,492	—
Corporate debt securities	20,880	—	20,880	—
Municipal bonds	1,001	—	1,001	—
U.S. government agencies	19,322	—	19,322
Total available-for-sale investments	93,695	—	93,695	—
Total assets measured at fair value	$114,209	$20,514	$93,695	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Current:
Cash equivalents	$8,585	$8,585	$—	$—
Available-for-sale investments:
Commercial paper	28,074	—	28,074	—
Corporate debt securities	26,094	—	26,094	—
Municipal bonds	1,997	—	1,997	—
Total available-for-sale investments	56,165	—	56,165	—
Total assets measured at fair value	$64,750	$8,585	$56,165	$—

As of March 31, 2023 and December 31, 2022, available-for-sale investments are detailed as follows (in thousands):

		March 31, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$52,552	$3	$(63)	$52,492
Corporate debt securities	1 to 2 years	21,031	13	(164)	20,880
Municipal bonds	Within 1 year	1,013	—	(12)	1,001
U.S. government agencies	Within 1 year	19,297	26	(1)	19,322
		$93,893	$42	$(240)	$93,695

		December 31, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$28,121	$—	$(47)	$28,074
Corporate debt securities	1 to 2 years	26,401	—	(307)	26,094
Municipal bonds	Within 1 year	2,026	—	(29)	1,997
		$56,548	$—	$(383)	$56,165

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2023.

As of March 31, 2023, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of March 31, 2023, $89.8 million of our short-term investments had maturities less than one year and $3.9 million had maturities greater than one year.

As of March 31, 2023 and December 31, 2022, accrued interest receivable on available-for-sale securities for each of the period-ended was $0.2 million.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and

2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 31, 2022, as we determined the milestone became probable of achievement as of December 31, 2022, with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment during the three months ended March 31, 2023. For each of the three months ended March 31, 2023 and 2022, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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

4. Commitments and Contingencies

Operating Leases

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months. We have an option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. As of March 31, 2023, we have incurred $4.8 million in tenant improvement costs, and these costs are included in property and equipment, net on our condensed consolidated balance sheets. We are entitled to an allowance of up to $5.5 million for tenant improvements of which as of March 31, 2023, we received $4.5 million from the Landlord. The Lease also includes an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash on our condensed consolidated balance sheet as of March 31, 2023.

Previous Corporate Headquarters Facility Lease

Our operating lease for our previous corporate headquarters is subject to base lease payments, additional charges for common area maintenance and other costs and terminates in May 2023.

Future minimum payments under the facility leases and reconciliation to the operating lease liability as of March 31, 2023 were as follows (in thousands):

Operating Leases
2023	$1,031
2024	1,976
2025	1,909
2026	1,777
2027	1,831
2028 and thereafter	11,103
Less: Amount representing interest	(6,680)
Present value of lease payments	12,947
Less: Current portion of operating lease liability	(381)
Less: Tenant improvement allowance not yet received	(650)
Long-term operating lease liability, net of current portion	$11,916

For each of the three months ended March 31, 2023 and 2022, we recorded an operating lease expense of $0.7 million and $0.2 million, respectively. As of March 31, 2023, the weighted-average remaining lease term was 9.8 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of March 31, 2023 were as follows (in thousands):

Financing Leases
2023	$422
2024	563
2025	563
2026	606
2027	185
Less: Amount representing interest	(349)
Present value of lease payments	1,990
Less: Current portion of financing lease liability	(420)
Long-term financing lease liability, net of current portion	$1,570

As of March 31, 2023, the weighted-average remaining lease term was 3.7 years and the weighted-average discount rate was 8.2%. We provided a $2.4 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash as of March 31, 2023.

5. Stockholders’ Equity

Underwritten Follow-On Public Offerings

In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the three months ended March 31, 2023, we sold an aggregate of 694,012 shares of common stock at a weighted-average price of $2.30 per share for net proceeds of approximately $1.5 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

March 31, 2023
Common stock warrants	13,760
Common stock options and restricted stock units	3,922,930
Shares available under the 2015 equity incentive plan	83,313
Shares available under the 2022 inducement plan	109,833
Shares available under the employee stock purchase plan	801,321
4,931,157

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2023:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	2,956,170	$7.45
Granted	938,485	$2.20
Canceled/forfeited/expired	(71,052)	$4.37
Outstanding as of March 31, 2023	3,823,603	$6.22

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	March 31,
	2023	2022
Expected term (in years)	$6.02	6.02 – 6.08
Risk-free interest rate	4.0%	1.7% – 2.4%
Expected volatility	82.0%	85.8% – 86.5%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2023:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	121,438	$5.09
Released	(22,111)	$5.39
Balance as of March 31, 2023	99,327	$5.02

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$129	$107
General and administrative	490	310
Total stock-based compensation expense	$619	$417

6. Subsequent Events

From April 1, 2023 through May 5, 2023, we sold an aggregate of 916,143 shares of common stock at a weighted-average price of $2.07 through the Jefferies ATM Offering Program for net proceeds of $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report), our audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 14, 2023 (2022 Annual Report).

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

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept study of efzofitimod in patients with SSc-ILD and we have received FDA clearance for this study. In February 2023, we announced that we plan to initiate this Phase 2 study of efzofitimod in patients with SSc-ILD in 2023. This planned Phase 2 study is expected to be a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is expected to be a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. It is expected the study to enroll 25 patients at multiple centers in the United States. The primary objective of the study will be to evaluate the efficacy of multiple doses of intravenous efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. Secondary objectives will include safety and tolerability. The study is expected to initiate in the third quarter of 2023.

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

Impact of Geopolitical and Macroeconomic Conditions

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

In addition to the COVID-19 pandemic and the ongoing Ukraine-Russia conflict, global economic and business activities continue to face widespread macroeconomic uncertainties, including recent and potential future bank failures, labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2023, we had an accumulated deficit of $429.6 million and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2023, we had cash, cash equivalents, restricted cash and available-for-sale investments of $117.6 million. During the quarter ended March 31, 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the Kyorin Agreement during the quarter ended March 31, 2023. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents, restricted cash and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through March 31, 2023, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

Public Offerings

In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, before deducting underwriting discounts, commissions and offering expenses payable by us.

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the three months ended March 31, 2023, we sold an aggregate of 694,012 shares of common stock at a weighted-average price of $2.30 per share for net proceeds of approximately $1.5 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(590)	$(10,119)
Investing activities	(38,172)	14,626
Financing activities	49,496	1,481
Net change in cash, cash equivalents and restricted cash	$10,734	$5,988

Operating activities. Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $0.6 million and $10.1 million, respectively. The net cash used in operating activities in each of these periods was primarily due to cash used for our research and development expenses. The decrease in net cash used during the three months ended March 31, 2023 is primarily due to the receipt of a $10.0 million milestone from the Kyorin Agreement.

Investing activities. Net cash (used in) provided by investing activities for the three months ended March 31, 2023 and 2022 was $(38.2) million and $14.6 million, respectively. The fluctuation in net cash (used in) provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $49.5 million and $1.5 million, respectively. Net cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of $48.1 million in net proceeds from our underwritten follow-on public offering and $1.5 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs. Net cash provided by financing activities for the three months ended March 31, 2022 consisted primarily of $1.5 million in proceeds from the issuance of common stock through our prior ATM Offering Program, net of offering costs.

Material Cash Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance efzofitimod in clinical development, manufacturing and technology transfer activities, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future, including changes in our clinical research organizations (CROs);
•
the costs, timing and outcome of regulatory review of our product candidates;
•
potential delays of our planned clinical trials of efzofitimod;
•
any resulting cost increases as a result of geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, recent and potential future bank failures, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO), and any delays in the manufacturing of study drug as a result of geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, recent and potential future bank failures, labor shortages, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
•
our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval.

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

As of March 31, 2023, our material cash requirements from known contractual and other obligations consisted primarily of (i) the lease that we entered into in May 2022 for our new corporate headquarters, and (ii) our master financing lease agreement that we entered into in April 2022 for various research and development and informational technology equipment.

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months. We have an option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be

$5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. As of March 31, 2023, we have incurred $4.8 million in tenant improvement costs, and these costs are included in property and equipment, net on our condensed consolidated balance sheet. We are entitled to an allowance of up to $5.5 million for tenant improvements of which as of March 31, 2023, we received $4.5 million from the Landlord. The Lease also includes an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of March 31, 2023.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $2.0 million as of March 31, 2023. Additionally, we provided $2.4 million in cash collateral for the financing lease, and this amount is included in restricted cash as of March 31, 2023.

We did not have any off-balance sheet arrangements as of March 31, 2023.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of March 31, 2023. All intercompany transactions and balances are eliminated in consolidation.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of, and clinical trials for, our product candidates, and to research efforts for potential therapeutics based on tRNA synthetase biology and NRP2 biology. These expenses consist primarily of:

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that the levels of our research and development expenses will continue to increase in future years and will consist primarily of costs related to our clinical development and manufacturing of efzofitimod for patients with pulmonary sarcoidosis and SSc-ILD, and other potential therapeutics based on tRNA synthetase biology.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2022 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2022 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase/
	2023	2022	Decrease
Research and development expenses	$9,379	$8,896	$483
General and administrative expenses	3,408	3,482	(74)
Other income (expense), net	835	224	611

Research and development expenses. Research and development expenses were $9.4 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.5 million was due primarily to an increase of $1.9 million in clinical trial costs for the EFZO-FIT study offset by reductions of $0.8 million in manufacturing costs due to the timing of manufacturing campaign work completed and ongoing and $0.7 million research and development costs as efzofitimod has advanced into a late stage clinical trial.

General and administrative expenses. General and administrative expenses were consistent at $3.4 million for each the three months ended March 31, 2023 and 2022.

Other income, net. Other income, net was $0.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily a result of higher cash, cash equivalents, restricted cash and available-for-sale investments balances at March 31, 2023 as compared to the same period in the prior year, which resulted from the underwritten follow-on public offering in February 2023 and increased interest rates.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report and in our other public filings with the SEC. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our other public filings when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which was filed with the SEC on March 14, 2023.

Risks related to the discovery, development and regulation of our product candidates

We may encounter substantial delays and other challenges in our planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that future trials we may plan to conduct, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, in our completed Phase 1b/2a clinical trial of efzofitimod in patients with pulmonary sarcoidosis, a form of interstitial lung disease (ILD), FDG-PET/CT was not evaluable due to incomplete data primarily caused by operational issues related to the COVID-19 pandemic. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

Any delay in or inability to successfully complete preclinical and clinical development (including any delays resulting from any changes in our CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our technology transfer to another contract development manufacturing organization (CDMO) for bulk drug substance and production capacity changes for efzofitimod), we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

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

Further, if patients drop out of any future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the COVID-19 pandemic and the ongoing Ukraine-Russia conflict or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic and the ongoing Ukraine-Russia conflict have impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed to September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our EFZO-FIT study or future trials due to the COVID-19 pandemic, including the emergence of new variants of COVID-19, as well as the ongoing Ukraine-Russia conflict.

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed.*

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family, including conducting preclinical studies and clinical trials. We have not yet completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including our planned Phase 2 study in systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) and larger, pivotal trials like the EFZO-FIT study), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

We have encountered and may continue to encounter delays and difficulties enrolling patients in our clinical trials for a variety of reasons, including the limited number of patients who have the diseases for which certain of our product candidates are being studied, which could delay or halt the clinical development of our product candidates.*

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Certain of the conditions for which we may elect to evaluate our product candidates may be rare diseases with limited patient pools from which to draw for clinical trials.

For example, we are conducting the EFZO-FIT study in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for any of our future clinical trials may further limit the pool of available participants in our trials. For example, if patients have been previously prescribed certain other medications to treat pulmonary sarcoidosis, they may not be eligible to participate in the EFZO-FIT study, thus further reducing our patient pool. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons. Additionally, we plan to conduct a Phase 2 study in patients with SSc-ILD. It is estimated that approximately 100,000 people in the United States are affected by SSc and up to 80% may develop ILD.

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

Our current product candidates and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.*

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for efzofitimod and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on these new areas of biology, including efzofitimod, and additional product candidates arising from proteins derived from tRNA synthetases, including AARS and DARS. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from HARS, AARS or DARS families and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immunomodulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

We have previously conducted and we or our third party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and is participating in the EZFO-FIT™ study. We will seek to enroll subjects in the EZFO-FIT™ study in centers in United States and Europe, and Kyorin will seek to enroll subjects in the EZFO-FIT™ study in centers in Japan.

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

Further, the integrity of data from any clinical trials conducted outside of the United States may not be acceptable to the FDA.

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

We may not be successful in our efforts to identify or discover additional product candidates.*

A key element of our strategy is to expand applications of efzofitimod to additional immune-mediated diseases and leverage our discovery engine to identify the therapeutic potential of extracellular proteins derived from tRNA synthetases to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We may face manufacturing stoppages and other challenges associated with the clinical or commercial manufacture of our product candidates.*

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2023, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $117.6 million. In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the collaboration and license agreement (Kyorin Agreement) with Kyorin in February 2023. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future, including any changes in our CROs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
potential delays of our planned clinical trials of efzofitimod;
•
any resulting cost increases as a result of geopolitical and macroeconomic conditions including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, recent and potential future bank failures, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional CDMOs, and any delays in the manufacturing of study drug as a result of geopolitical and macroeconomic conditions including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, recent and potential future bank failures, labor shortages, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
•
our ability to maintain existing and enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval.

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and recent bank failures, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing Ukraine-Russian conflict, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Ukraine-Russia conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of efzofitimod. As a result, our business and results of operations may be adversely affected by the ongoing Ukraine-Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We are conducting the EFZO-FIT study and intend to enroll 264 subjects at multiple centers in United States, Europe and Japan and in the third quarter of 2023, we plan to initiate a Phase 2 study of efzofitimod in patients with SSc-ILD with the intent to enroll 25 patients at multiple centers in the United States.

In addition, global economic and business activities continue to face widespread macroeconomic uncertainties, including recent and potential future bank failures, labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $12.0 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $429.6 million.

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

We are in the process of transitioning our CRO to support our ongoing EFZO-FIT study. Although we are carefully managing the transition of responsibilities, delays in the transition could occur or the transition could not be successful, which could compromise our ability to meet our desired development timelines, cause the transition to become more costly, and divert management’s time and attention, all of which could harm our business, financial condition and prospects.*

We are currently in the process of transitioning our CRO to support our ongoing EFZO-FIT study. We expect the transition to be substantially completed in the second quarter of 2023. Switching CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work, which could adversely impact trial conduct and monitoring. Although we are carefully managing the transition of responsibilities, delays in the transition could occur or the transition could not be successful, which could compromise our ability to meet our desired development timelines, cause the transition to become more costly, and divert management’s time and attention, all of which could harm our business, financial condition and prospects. In addition, forces beyond our control, including the impacts of the COVID-19 pandemic and other geopolitical and macroeconomic conditions, could disrupt the transition, ultimately impacting the new CRO’s ability to timely and adequately support the EFZO-FIT study.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.*

We rely on third parties to manufacture our product candidates, and we collaborate with both industry and various academic institutions in the development of our discovery engine for therapeutic applications based on tRNA synthetase biology. In connection with these activities, we are required, at times, to share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risks related to our business operations

We may use our financial and human resources to pursue a particular business strategy, research program or product candidate and fail to capitalize on strategies, programs or product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. For example, in the third quarter of 2022, we announced that we intend to focus our resources on the efzofitimod program, and we made the strategic decision not to use internal resources to initiate a Phase 1 study of ATYR2810. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based on analysis from an independent consultant that we engaged during 2022, we estimate that there is a $2-3 billion dollar market opportunity in ILD, including pulmonary sarcoidosis and SSc-ILD and excluding idiopathic pulmonary fibrosis. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.*

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and has joined the EFZO-FIT study, a global Phase 3 clinical trial designed to enroll 264 subjects at multiple centers in United States, Europe and

Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: impacts from recent and political future bank failures, different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, or political instability in particular foreign economies and markets, including as a result of the ongoing Ukraine-Russia conflict; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of the COVID-19 pandemic.

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

In addition, we may become subject to an increasing number of foreign privacy laws, particularly as we have begun to sponsor clinical trials in foreign jurisdictions, including in Europe. The EU's General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR), regulate the collection and use of personal data in the European Economic Area (EEA) and the United Kingdom respectively. The EU and UK GDPR impose strict requirements on controllers and processors of personal data, including special protections for “special categories of personal data”, which includes health and genetic information of individuals residing in the EA or in the United Kingdom (UK). Failure to comply with the requirements of the EU and UK GDPR may result in warning letters, litigation, orders banning the processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of the total worldwide annual turnover, or €20,000,000 (17,500,000 British Pounds under the UK GDPR), whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We have also enrolled clinical trial patients in Japan and may be subject to local laws and regulations regarding data privacy, including the Act on the Protection of Personal Information.

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

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, and recent and potential future bank failures, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.*

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the

FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of March 31, 2023, we held a minimal balance in our current cash, cash equivalents, restricted cash and available-for-sale investments with SVB.

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

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.*

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and internationally, including major multi-national pharmaceutical companies, biotechnology companies and universities and other research institutions. Although we believe we are the only company engaged in the discovery and development of therapeutics based on novel functions of tRNA synthetases, we are aware of other companies that could compete with our product candidates in their target therapeutic indications, such as our lead candidate, efzofitimod, for the treatment of pulmonary sarcoidosis, SSc-ILD and other ILD.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.*

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Although we do not currently have any products on the market, our current and future operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various federal and state healthcare laws and regulations. The laws that may affect our ability to operate include:

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
•
the federal Health Insurance Portability and Accountability Act (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates and covered subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
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

Risks related to the ownership of our common stock

The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.*

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, recent and potential future bank failures, and other geopolitical and macroeconomic conditions including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through May 5, 2023 the closing price of our common stock has ranged between $1.72 and $7.54 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of May 5, 2023, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 51.2% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Future sales and issuances of equity securities could result in dilution to our stockholders, impose restrictions or limitations on our business and could cause our stock price to fall.*

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt, grant funding, collaborations, strategic partnerships and/or licensing arrangements.

In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing an "at-the-market" offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the three months ended March 31, 2023, we sold an aggregate of 694,012 shares of common stock at a weighted-average price of $2.30 per share for net proceeds of approximately $1.5 million under the Jefferies ATM Offering Program.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.*

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss carryforwards (NOLs) that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income.

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

If our information technology systems or data, or those maintained on our behalf, are or were compromised, this could result in a Material Adverse Impact.*

In the ordinary course of our business, we and the third-parties upon which we rely Process (as defined above) proprietary, confidential and sensitive information, including personal data (including key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties (collectively, Sensitive Information).

We and our third-party service providers utilize information technology systems to process Sensitive Information in connection with our business activities, and we face a variety of evolving threats that could cause security incidents.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our Sensitive Information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to conduct our business.

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

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and will continue to incur legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

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

aTyr Pharma, Inc.

Date: May 9, 2023	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)