Form 10-Q
period 2023-06-30
aTYR PHARMA INC
filed 2023-08-09
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, there were 57,046,172 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,313	$9,981
Available-for-sale investments	96,268	56,165
Other receivables	1,287	11,775
Prepaid expenses	4,563	2,950
Total current assets	114,431	80,871
Restricted cash	3,419	3,165
Property and equipment, net	5,812	3,059
Operating lease, right-of-use assets	7,119	7,250
Financing lease, right-of-use assets	1,894	1,248
Other assets	72	193
Total assets	$132,747	$95,786
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$516	$3,106
Accrued expenses	10,788	9,862
Current portion of operating lease liability	621	630
Current portion of financing lease liability	443	264
Total current liabilities	12,368	13,862
Long-term operating lease liability, net of current portion	12,802	9,633
Long-term financing lease liability, net of current portion	1,525	1,007
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of June 30, 2023 (unaudited) and December 31, 2022; no shares issued or outstanding as of June 30, 2023 (unaudited) and December 31, 2022	—	—
Common stock, $0.001 par value per share; 170,000,000 and 85,000,000 authorized shares as of June 30, 2023 (unaudited) and December 31, 2022, respectively; issued and outstanding shares – 57,046,172 as of June 30, 2023 (unaudited) and 29,498,488 as of December 31, 2022	57	29
Additional paid-in capital	548,436	489,502
Accumulated other comprehensive loss	(333)	(433)
Accumulated deficit	(441,923)	(417,634)
Total aTyr Pharma, Inc. stockholders’ equity	106,237	71,464
Noncontrolling interest in Pangu BioPharma Limited	(185)	(180)
Total stockholders’ equity	106,052	71,284
Total liabilities and stockholders’ equity	$132,747	$95,786

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)
Operating expenses:
Research and development	$9,840	$9,135	$19,219	$18,031
General and administrative	3,718	3,449	7,126	6,931
Total operating expenses	13,558	12,584	26,345	24,962
Loss from operations	(13,558)	(12,584)	(26,345)	(24,962)
Total other income (expense), net	1,216	163	2,051	387
Consolidated net loss	(12,342)	(12,421)	(24,294)	(24,575)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	4	1	5	2
Net loss attributable to aTyr Pharma, Inc.	$(12,338)	$(12,420)	$(24,289)	$(24,573)
Net loss per share, basic and diluted	$(0.22)	$(0.44)	$(0.50)	$(0.88)
Shares used in computing net loss per share, basic and diluted	55,143,805	28,063,387	48,557,347	27,941,560

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)
Consolidated net loss	$(12,342)	$(12,421)	$(24,294)	$(24,575)
Other comprehensive loss:
Change in unrealized (loss) gain on available-for-sale investments, net of tax	(85)	(51)	100	(547)
Comprehensive loss	(12,427)	(12,472)	$(24,194)	$(25,122)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	4	1	5	2
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(12,423)	$(12,471)	$(24,189)	$(25,120)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Six Months Ended June 30, 2023 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2022	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	694,012	1	1,488	—	—	—	1,489
Issuance of common stock from underwritten follow-on public offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	619	—	—	—	619
Net unrealized gain on investments, net of tax	—	—	—	185	—	—	185
Net loss	—	—	—	—	(11,951)	(1)	(11,952)
Balance as of March 31, 2023	53,339,611	53	539,659	(248)	(429,585)	(181)	109,698
Issuance of common stock pursuant to employee stock purchase plan	32,363	—	65	—	—	—	65
Issuance of common stock upon release of restricted stock units	36,000	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	3,638,198	4	8,054	—	—	—	8,058
Stock-based compensation	—	—	658	—	—	—	658
Net unrealized loss on investments, net of tax	—	—	—	(85)	—	—	(85)
Net loss	—	—	—	—	(12,338)	(4)	(12,342)
Balance as of June 30, 2023	57,046,172	$57	$548,436	$(333)	$(441,923)	$(185)	$106,052
	Three and Six Months Ended June 30, 2022 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2021	27,793,035	$28	$481,832	$(263)	$(372,296)	$(175)	$109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock from at-the-market offerings, net of offering costs	260,455	—	1,480	—	—	—	1,480
Stock-based compensation	—	—	417	—	—	—	417
Net unrealized loss on investments, net of tax	—	—	—	(496)	—	—	(496)
Net loss	—	—	—	—	(12,153)	(1)	(12,154)
Balance as of March 31, 2022	28,056,249	28	483,730	(759)	(384,449)	(176)	98,374
Issuance of common stock pursuant to employee stock purchase plan	1,958	—	5	—	—	—	5
Issuance of common stock from at-the-market offerings, net of offering costs	69,251	—	34	—	—	—	34
Stock-based compensation	—	—	517	—	—	—	517
Net unrealized loss on investments, net of tax	—	—	—	(51)	—	—	(51)
Net loss	—	—	—	—	(12,420)	(1)	(12,421)
Balance as of June 30, 2022	28,127,458	$28	$484,286	$(810)	$(396,869)	$(177)	$86,458

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(24,294)	$(24,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241	144
Stock-based compensation	1,277	934
(Accretion) amortization of (discount) premium of available-for-sale investment securities	(1,301)	434
Amortization of right-of-use assets	1,100	440
Gain on disposal of property and equipment	(13)	(89)
Changes in operating assets and liabilities:
Other receivables	10,554	9
Prepaid expenses and other assets	(1,492)	831
Accounts payable and accrued expenses	(1,019)	3,108
Operating lease liability	2,347	(472)
Net cash used in operating activities	(12,600)	(19,236)
Cash flows from investing activities:
Purchases of property and equipment	(3,641)	(96)
Purchases of available-for-sale investment securities	(68,702)	(11,176)
Maturities of available-for-sale investment securities	30,000	35,700
Proceeds from sale of property and equipment	15	169
Net cash (used in) provided by investing activities	(42,328)	24,597
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	1
Proceeds from issuance of common stock through employee stock purchase plan	65	5
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	9,547	1,514
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	48,073	—
Principal paid on finance lease liabilities	(171)	—
Net cash provided by financing activities	57,514	1,520
Net change in cash, cash equivalents and restricted cash	2,586	6,881
Cash, cash equivalents and restricted cash at beginning of period	13,146	2,336
Cash, cash equivalents and restricted cash at the end of period	$15,732	$9,217

Cash and cash equivalents at the end of period	$12,313	$8,484
Restricted cash at the end of period	3,419	733
Cash, cash equivalents and restricted cash at the end of period	$15,732	$9,217

Supplemental disclosure of cash flow information:
Interest paid	$94	$—
Purchases of property and equipment in accounts payable	$548	$143
Right-of-use assets obtained in exchange for lease obligation	$1,938	$368

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including related to the ongoing Ukraine-Russia conflict, labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of these evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a consolidated net loss of $12.3 million and $24.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $441.9 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $112.0 million as of June 30, 2023 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Restricted Cash

As of June 30, 2023, restricted cash was approximately $3.4 million, which was held as a security deposit in conjunction with our new facility lease and financing leases as discussed further below in Note 4 – Commitments and Contingencies.

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

Our ROU assets consist of operating leases and financing leases. Operating leases include a lease for our new corporate headquarters and laboratory space. Our prior corporate headquarters lease expired in May 2023. Financing leases include leases for various research and development and information technology equipment.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2023	2022
Common stock warrants	13,760	13,760
Common stock options and restricted stock units	4,033,293	3,048,636
Employee stock purchase plan	31,155	19,062
Total	4,078,208	3,081,458

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted Topic 326 on January 1, 2023. The adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023
Assets:
Current:
Cash equivalents	$9,121	$9,121	$—	$—
Available-for-sale investments:
Commercial paper	49,993	—	49,993	—
Corporate debt securities	23,890	—	23,890	—
Municipal bonds	1,000	—	1,000	—
U.S. government agencies	21,385	—	21,385	—
Total available-for-sale investments	96,268	—	96,268	—
Total assets measured at fair value	$105,389	$9,121	$96,268	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Current:
Cash equivalents	$8,585	$8,585	$—	$—
Available-for-sale investments:
Commercial paper	28,074	—	28,074	—
Corporate debt securities	26,094	—	26,094	—
Municipal bonds	1,997	—	1,997	—
Total available-for-sale investments	56,165	—	56,165	—
Total assets measured at fair value	$64,750	$8,585	$56,165	$—

As of June 30, 2023 and December 31, 2022, available-for-sale investments are detailed as follows (in thousands):

		June 30, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$50,069	$—	$(76)	$49,993
Corporate debt securities	1 to 2 years	24,042	1	(153)	23,890
Municipal bonds	Within 1 year	1,000	—	—	1,000
U.S. government agencies	Within 1 year	21,440	—	(55)	21,385
		$96,551	$1	$(284)	$96,268

		December 31, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$28,121	$—	$(47)	$28,074
Corporate debt securities	1 to 2 years	26,401	—	(307)	26,094
Municipal bonds	Within 1 year	2,026	—	(29)	1,997
		$56,548	$—	$(383)	$56,165

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2023.

As of June 30, 2023, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of June 30, 2023, $88.5 million of our short-term investments had maturities less than one year and $7.7 million had maturities greater than one year. As of June 30. 2023, 29 out of 32 available-for-sale investments were in a gross unrealized loss position of which 3 available-for-sale investments with a market value of $6.0 million were at such position for greater than 12 months.

As of June 30, 2023 and December 31, 2022, accrued interest receivable on available-for-sale securities for each of the period-ended was $0.2 million.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 31, 2022, as we determined the milestone became probable of achievement as of December 31, 2022, with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment during the three months ended March 31, 2023. For each of the six months ended June 30, 2023 and 2022, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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

4. Commitments and Contingencies

Operating Leases

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months. We have an option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. As of June 30, 2023, we have incurred $5.6 million in tenant improvement costs, and these costs are included in property and equipment, net on our unaudited condensed consolidated balance sheets. We are entitled to an allowance of up to $5.5 million for tenant improvements of which as of June 30, 2023, we received $4.8 million from the Landlord. The Lease also includes an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash on our unaudited condensed consolidated balance sheet as of June 30, 2023. During the three months ended June 30, 2023, additional common area amenities were completed by the Landlord which provided us with access to approximately 1,500 additional rentable square feet. Our base rent will be increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Previous Corporate Headquarters Facility Lease

Our operating lease for our previous corporate headquarters was subject to base lease payments, additional charges for common area maintenance and other costs and it expired in May 2023.

Future minimum payments under the facility leases and reconciliation to the operating lease liability as of June 30, 2023 were as follows (in thousands):

Operating Leases
2023	$644
2024	1,915
2025	1,975
2026	1,923
2027	1,942
2028 and thereafter	12,071
Less: Amount representing interest	(6,398)
Present value of lease payments	14,072
Less: Current portion of operating lease liability	(621)
Less: Tenant improvement allowance not yet received	(649)
Long-term operating lease liability, net of current portion	$12,802

For the three months ended June 30, 2023 and 2022, we recorded an operating lease expense of $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2023 and 2022, we recorded an operating lease expense of $1.1 million and $0.5 million, respectively. As of June 30, 2023, the weighted-average remaining lease term was 9.9 years and the weighted-average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over 48-month terms. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of June 30, 2023 were as follows (in thousands):

Financing Leases
2023	$292
2024	585
2025	585
2026	628
2027	203
Less: Amount representing interest	(325)
Present value of lease payments	1,968
Less: Current portion of financing lease liability	(443)
Long-term financing lease liability, net of current portion	$1,525

As of June 30, 2023, the weighted-average remaining lease term was 3.5 years and the weighted-average discount rate was 8.2%. We provided a $2.7 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash on our unaudited condensed consolidated balance sheet as of June 30, 2023.

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

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2023, we sold an aggregate of 4,332,210 shares of common stock at a weighted-average price of $2.29 per share for net proceeds of approximately $9.5 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

June 30, 2023
Common stock warrants	13,760
Common stock options and restricted stock units	4,033,293
Shares available under the 2015 equity incentive plan	3,958,183
Shares available under the 2022 inducement plan	88,600
Shares available under the employee stock purchase plan	768,958
8,862,794

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2023:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	2,956,170	$7.45
Granted	1,110,085	$2.21
Canceled/forfeited/expired	(96,289)	$6.62
Outstanding as of June 30, 2023	3,969,966	$6.00

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.51 – 6.09	6.02 – 6.06	5.51 – 6.09	6.02 – 6.08
Risk-free interest rate	3.58% – 3.84%	2.8% – 3.0%	3.58% – 4.02%	1.7% – 3.0%
Expected volatility	81.8% – 83.0%	84.7% – 84.9%	81.8% – 83.0%	84.7% – 86.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2023:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	121,438	$5.09
Released	(58,111)	$4.69
Balance as of June 30, 2023	63,327	$5.45

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$152	$131	$281	$238
General and administrative	506	386	996	696
Total stock-based compensation expense	$658	$517	$1,277	$934

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

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under the heading “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report. Except as required by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

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

Efzofitimod

Our primary focus is efzofitimod, a clinical-stage product candidate which targets NRP2 to resolve chronic inflammation that can lead to fibrosis. Efzofitimod has a novel mechanism of action for potentially treating lung inflammation and fibrosis. We believe by targeting NRP2 on myeloid cells during active inflammation, efzofitimod works upstream of currently available immunomodulators to restore immune homeostasis, thereby resolving chronic inflammation and preventing the progression of fibrosis. We are developing efzofitimod as a potential disease-modifying therapy for patients with interstitial lung disease (ILD). ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. During 2022, the U.S. Food and Drug Administration (FDA) granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission (EC) granted efzofitimod an orphan drug designation for the treatment of sarcoidosis in January 2023 and for the treatment of SSc in June 2023, based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP).

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

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan. The trial design incorporates a forced steroid taper. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function and sarcoidosis symptoms. In September 2022, we dosed the first patient in this study.

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept study of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This will be a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll 25 patients at multiple centers in the United States. The primary objective of the study will be to evaluate the efficacy of multiple doses of intravenous efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. Secondary objectives will include safety and tolerability. The study is expected to initiate in the third quarter of 2023.

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

Impact of Geopolitical and Macroeconomic Conditions

Global economic and business activities continue to face widespread macroeconomic uncertainties, including related to the ongoing Ukraine-Russia conflict, labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of these evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2023, we had an accumulated deficit of $441.9 million and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2023, we had cash, cash equivalents, restricted cash and available-for-sale investments of $112.0 million. During the quarter ended March 31, 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the Kyorin Agreement during the quarter ended March 31, 2023. In addition, during the six months ended June 30, 2023, we sold an aggregate of 4,332,210 shares of common stock at a weighted-average price of $2.29 per share for net proceeds of approximately $9.5 million under the Jefferies ATM Offering Program as described below. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents, restricted cash and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through June 30, 2023, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2023, we sold an aggregate of 4,332,210 shares of common stock at a weighted-average price of $2.29 per share for net proceeds of approximately $9.5 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(12,600)	$(19,236)
Investing activities	(42,328)	24,597
Financing activities	57,514	1,520
Net change in cash, cash equivalents and restricted cash	$2,586	$6,881

Operating activities. Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $12.6 million and $19.2 million, respectively. The net cash used in operating activities in each of these periods primarily consisted of cash used to support our EFZO-FIT study and research and development expenses. The fluctuation in net cash used in operating activities resulted primarily from our receipt of the $10.0 million Kyorin milestone payment during the six months ended June 30, 2023. No milestone payments were received during the six months ended June 30, 2022.

Investing activities. Net cash (used in) provided by investing activities for the six months ended June 30, 2023 and 2022 was $(42.3) million and $24.6 million, respectively. The fluctuation in net cash (used in) provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years. Net cash used in investing activities for the six months ended June 30, 2023 included $3.6 million of tenant improvement costs for our new corporate headquarters facility pursuant to a lease agreement we entered into in May 2022.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $57.5 million and $1.5 million, respectively. Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of $48.1 million in net proceeds from our underwritten follow-on public offering and $9.5 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program. Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of $1.5 million in net proceeds from the issuance of common stock through a prior “at-the-market” offering program that we terminated in April 2022.

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
•
any resulting cost increases as a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO), and any delays in the manufacturing of study drug as a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
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

As of June 30, 2023, our material cash requirements from known contractual and other obligations consisted primarily of (i) the Lease (as defined below), and (ii) our master financing lease agreement that we entered into in April 2022 for various research and development and informational technology equipment.

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months. We have an option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. As of June 30, 2023, we have incurred $5.6 million in tenant improvement costs, and these costs are included in property and equipment, net on our unaudited condensed consolidated balance sheet. We are entitled to an allowance of up to $5.5 million for tenant improvements of which as of June 30, 2023, we received $4.8 million from the Landlord. The Lease also includes an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash on our unaudited condensed consolidated sheet as of June 30, 2023. During the three months ended June 30, 2023, additional common area amenities were completed by the Landlord which provided us with access to approximately 1,500 additional rentable square feet. Our base rent will be increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $2.0 million as of June 30, 2023. Additionally, we provided $2.7 million in cash collateral for the financing lease, and this amount is included in restricted cash on our unaudited condensed consolidated sheet as of June 30, 2023.

We did not have any off-balance sheet arrangements as of June 30, 2023.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of June 30, 2023. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study. This achievement triggered a $10.0 million milestone payment by Kyorin to us pursuant to the Kyorin Agreement. Under the Kyorin Agreement, we have generated $20.0 million in upfront and milestone payments to date and are eligible to receive up to an additional $155.0 million in the aggregate upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase/
	2023	2022	Decrease
Research and development expenses	$9,840	$9,135	$705
General and administrative expenses	3,718	3,449	269
Other income (expense), net	1,216	163	1,053

Research and development expenses. Research and development expenses were $9.8 million and $9.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.7 million was due primarily to an increase of $2.5 million in clinical trial costs for the EFZO-FIT study offset by reductions of $1.0 million in manufacturing costs due to the timing of manufacturing activities and $0.7 million in earlier stage discovery research and development costs.

General and administrative expenses. General and administrative expenses were $3.7 million and $3.4 million for the three months ended June 30, 2023 and 2022 respectively. The increase of $0.3 million was due primarily to an increase of $0.3 million in compensation related expense.

Other income (expense), net. Other income (expense), net was $1.2 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily a result of higher cash, cash equivalents, restricted cash and available-for-sale investments balances at June 30, 2023 as compared to the same period in the prior year, which resulted from the underwritten follow-on public offering we completed in February 2023, sales under the Jefferies ATM Offering Program and increased interest rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase /
	2023	2022	(Decrease)
Research and development expenses	$19,219	$18,031	$1,188
General and administrative expenses	7,126	6,931	195
Other income (expense), net	2,051	387	1,664

Research and development expenses. Research and development expenses were $19.2 million and $18.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $1.2 million was due primarily to an increase of $4.4 million in clinical trial costs for the EFZO-FIT study offset by reductions of $1.9 million in manufacturing activities and ongoing and $1.5 million in earlier stage discovery research and development costs.

General and administrative expenses. General and administrative expenses were $7.1 million and $6.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.2 million was due primarily to an increase of $0.2 million in compensation related expense.

Other income (expense), net. Other income (expense), net was $2.0 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily a result of higher cash, cash equivalents, restricted cash and available-for-sale investments balances at June 30, 2023 as compared to the same period in the prior year, which resulted from the underwritten follow-on public offering in February 2023, sales under the Jefferies ATM Offering Program and increased interest rates.

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements, refer to Note 1 – Recent Accounting Pronouncements in Part I, Item 1, Notes to Condensed Consolidated Financial Statements (Unaudited) – included elsewhere in this Quarterly Report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to arny claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial condition. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Risks Factors Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found following this summary and should be carefully considered, together with other information in this Quarterly Report and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our securities.

Investing in our securities involves substantial risk. The risks described under the heading “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

•
We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
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
•
Our business could continue to be adversely affected by the effects of the ongoing Ukraine-Russia conflict and other geopolitical and macroeconomic conditions;
•
Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel; and
•
The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report and in our other public filings with the SEC. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our other public filings when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 14, 2023.

Risks related to the discovery, development and regulation of our product candidates

We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing or planned trials will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, in our completed Phase 1b/2a clinical trial of efzofitimod in patients with pulmonary sarcoidosis, a form of interstitial lung disease (ILD), FDG-PET/CT was not evaluable due to incomplete data primarily caused by operational issues related to the COVID-19 pandemic. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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
•
failure to perform in accordance with the good clinical practices (GCPs) of the FDA or applicable regulatory requirements in other countries;
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

Any delay in or inability to successfully complete preclinical and clinical development (including any delays resulting from any changes in a future CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our technology transfer to another contract development manufacturing organization (CDMO) for bulk drug substance and production capacity changes for efzofitimod), we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

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

Further, if patients drop out of our ongoing or future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the ongoing Ukraine-Russia conflict, outbreaks of contagious diseases (such as the COVID-19 pandemic) or other adverse macroeconomic or geopolitical events, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic previously impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed until September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our EFZO-FIT study, our EFZO-CONNECT study or future trials due to the ongoing Ukraine-Russia conflict, outbreaks of contagious diseases (such as the COVID-19 pandemic) or other adverse macroeconomic or geopolitical events.

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed.*

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family, including conducting preclinical studies and clinical trials. We have not yet completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including our Phase 2 study in systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) (the EFZO-CONNECT study) and larger, pivotal trials like the EFZO-FIT study), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

For example, we are conducting the EFZO-FIT study in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 30% experience progressive disease such that our targeted population is significantly smaller. The eligibility criteria for any of our clinical trials may further limit the pool of available participants in our trials. For example, if patients have been previously prescribed certain other medications to treat pulmonary sarcoidosis, they may not be eligible to participate in the EFZO-FIT study, thus further reducing our patient pool. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons. Additionally, we are conducting the EFZO-CONNECT study in patients with SSc-ILD. It is estimated that approximately 100,000 people in the United States are affected by SSc and up to 80% may develop ILD.

Our ability to identify, recruit, enroll and maintain a sufficient number of patients, or those with required or desired characteristics to achieve diversity in our clinical trials in a timely manner may also be affected by other factors, including, but not limited to:

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

Our current product candidates and any other product candidates that we may develop from our discovery engine represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.*

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified neuropilin-2 (NRP2) as a receptor for efzofitimod and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on these new areas of biology, including efzofitimod, and additional product candidates arising from proteins derived from tRNA synthetases, including aminoacyl-tRNA synthetase (AARS) and aspartyl-tRNA synthetase (DARS). Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from HARS, AARS or DARS families and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases and their role in immunomodulation and tissue regeneration have not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery engine will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work represents a new therapeutic approach, developing and commercializing our product candidates, including efzofitimod, subjects us to a number of challenges, including:

•
defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval, including with respect to the EFZO-FIT study and the EFZO-CONNECT study, and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
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

We have previously conducted and we or our third party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and is participating in the EZFO-FIT study. We will seek to enroll subjects in the EZFO-FIT study in centers in United States, Europe and Brazil and Kyorin will seek to enroll subjects in the EZFO-FIT study in centers in Japan.

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

Although we have obtained orphan drug designation for efzofitimod for the treatment of sarcoidosis and systemic sclerosis in the United States and for the treatment of sarcoidosis in the European Union (EU) we may not receive orphan drug designation for efzofitimod in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.*

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2022 and SSc in April 2022. The European Commission, on the basis of the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2023 and for the treatment of SSc in June 2023. We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States and the EU.

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

A breakthrough therapy or Fast Track designation by the FDA, including the Fast Track designation we received for efzofitimod, may not lead to expedited development or regulatory review or approval.*

In 2022, the FDA granted Fast Track designation to efzofitimod for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. We may seek, from time to time, breakthrough therapy or Fast Track designation for our product candidates. A breakthrough therapy designation is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A Fast Track designation is for a product candidate that treats a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or Fast Track designation, we cannot assure you that the FDA would decide to grant it. Even if we receive breakthrough therapy or Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or Fast Track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2023, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $112.0 million. In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the collaboration and license agreement (Kyorin Agreement) with Kyorin in February 2023. In addition, during the six months ended June 30, 2023, we sold an aggregate of 4,332,210 shares of common stock at a weighted-average price of $2.29 per share for net proceeds of approximately $9.5 million under the Jefferies ATM Offering Program. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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
•
any resulting cost increases as a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional CDMOs, and any delays in the manufacturing of study drug as a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets;
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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing

Ukraine-Russian conflict, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Ukraine-Russia conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of efzofitimod. As a result, our business and results of operations may be adversely affected by the ongoing Ukraine-Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We are conducting the EFZO-FIT study and intend to enroll 264 subjects at multiple centers in United States, Europe, Brazil and Japan and we are conducting the EFZO-CONNECT and intend to enroll 25 patients at multiple centers in the United States.

In addition, global economic and business activities continue to face widespread macroeconomic uncertainties, including liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the ongoing Ukraine-Russia conflict and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

We may decide to enter into additional strategic partnerships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates, such as ATYR2810, a product candidate from our NRP2 antibody program. We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish any new strategic partnership or other collaborative arrangement for any of our product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk. We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all. We are unable to predict when, if ever, we will enter into any new strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expectations.

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $24.3 million for the six months ended June 30 2023. As of June 30, 2023, we had an accumulated deficit of $441.9 million.

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

Risks related to our reliance on third parties

We depend on our existing collaborations and may depend on collaborations with additional third parties for the development and commercialization of certain of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.*

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. For example, while we are eligible to receive up to an additional $155.0 million in milestone payments under the Kyorin Agreement, as well as tiered royalties ranging from the mid-single digits to mid-teens on any net sales in Japan, whether and when we receive these payments will depend on Kyorin’s development and commercialization of efzofitimod in Japan, over which we have limited control. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. For example, while we have received $20.0 million in upfront and milestone payments from Kyorin to date, if Kyorin’s operations are limited as a result of geopolitical and macroeconomic conditions or other reasons, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

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

We rely, and expect to continue to rely, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.*

We have relied, and expect to continue to rely, on third-party CROs, clinical investigators and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we have and will continue to enter into agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Risks related to our intellectual property

If we are unable to obtain, maintain or protect intellectual property rights related to our product candidates, or if the scope of such intellectual property protection is not sufficiently broad, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our and our licensors’ abilities to obtain and maintain patent and other intellectual property protection in the United States and in other countries for our proprietary technology and product candidates.

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

If due to the effects on our operations of general political and economic conditions, including the ongoing Ukraine-Russia conflict, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause, we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.*

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

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.*

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and has joined the EFZO-FIT study, a global Phase 3 clinical trial designed to enroll 264 subjects at multiple centers in United States, Europe, Brazil and Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, or political instability in particular foreign economies and markets, including as a result of the ongoing Ukraine-Russia conflict; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of contagious disease outbreaks.

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

We are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition including, a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.*

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (Process or Processing) personal data and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

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

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could bring a variety of claims (including class claims and mass arbitration demands) against us for our actual or perceived failure to comply with the Data Protection Requirements. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; require us to revise or restructure our operations; or otherwise materially adversely affect our operations (each, a Material Adverse Impact).

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). and other similar laws (e.g. wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal information of California consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the CPRA expanded the CCPA’s requirements and established a regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data. We may become subject to an increasing number of foreign privacy laws, particularly as we have begun to sponsor clinical trials in foreign jurisdictions, including in Europe. The EU's General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR), regulate the collection and use of personal data in the European Economic Area (EEA) and the United Kingdom respectively. The EU and UK GDPR impose strict requirements on controllers and processors of personal data, including special protections for “special categories of personal data”, which includes health and genetic information of individuals residing in the EA or in the United Kingdom (UK). Failure to comply with the requirements of the EU and UK GDPR may result in warning letters, litigation, orders banning the processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of the total worldwide annual turnover, or €20,000,000 (17,500,000 British Pounds under the UK GDPR), in either case, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Kyorin has also enrolled clinical trial patients in Japan and may be subject to local laws and regulations regarding data privacy, including the Act on the Protection of Personal Information. As another example, the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU and UK GDPR’s cross-border data transfer limitations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU and UK GDPR and the CCPA, may require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including the ongoing Ukraine-Russia conflict, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, and other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through August 4, 2023 the closing price of our common stock has ranged between $1.72 and $7.54 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of August 4, 2023, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 50.1% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the six months ended June, 2023, we sold an aggregate of 4,332,210 shares of common stock at a weighted-average price of $2.29 per share for net proceeds of approximately $9.5 million under the Jefferies ATM Offering Program.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks (such as credential stuffing); credential harvesting; advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); server malfunction; software or hardware failures; supply-chain attacks; loss of data or other computer assets; and other similar issues. Particularly, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts (as defined above). To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

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

If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s), it may result in a Material Adverse Impact. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. Theft of our Sensitive Information could require substantial expenditures to remedy. If we or the third parties upon which we rely experience a security incident, we could suffer reputational harm or face litigation or adverse regulatory action, fines, other penalties, business interruption, and diversion of funds. As a result, we could experience Material Adverse Impacts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on November 18, 2016	10-K	001-37378	4.5	March 16, 2017
4.3	Warrant to Purchase Stock issued to Solar Capital Ltd. on November 18, 2016	10-K	001-37378	4.6	March 16, 2017
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd. on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.6	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.7	Warrant to Purchase Stock issued to Solar Capital Ltd. on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 19, 2023
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: August 9, 2023	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)