Form 10-Q
period 2023-09-30
aTYR PHARMA INC
filed 2023-11-09
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were 58,560,061 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,787	$9,981
Available-for-sale investments	92,344	56,165
Other receivables	2,087	11,775
Prepaid expenses	3,080	2,950
Total current assets	107,298	80,871
Restricted cash	3,451	3,165
Property and equipment, net	5,644	3,059
Operating lease, right-of-use assets	6,812	7,250
Financing lease, right-of-use assets	1,791	1,248
Other assets	73	193
Total assets	$125,069	$95,786
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,043	$3,106
Accrued expenses	9,605	9,862
Current portion of operating lease liability	774	630
Current portion of financing lease liability	459	264
Total current liabilities	12,881	13,862
Long-term operating lease liability, net of current portion	12,548	9,633
Long-term financing lease liability, net of current portion	1,437	1,007
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of September 30, 2023 (unaudited) and December 31, 2022; no shares issued or outstanding as of September 30, 2023 (unaudited) and December 31, 2022	—	—
Common stock, $0.001 par value per share; 170,000,000 and 85,000,000 authorized shares as of September 30, 2023 (unaudited) and December 31, 2022, respectively; issued and outstanding shares – 58,560,061 as of September 30, 2023 (unaudited) and 29,498,488 as of December 31, 2022	59	29
Additional paid-in capital	551,888	489,502
Accumulated other comprehensive loss	(294)	(433)
Accumulated deficit	(453,263)	(417,634)
Total aTyr Pharma, Inc. stockholders’ equity	98,390	71,464
Noncontrolling interest in Pangu BioPharma Limited	(187)	(180)
Total stockholders’ equity	98,203	71,284
Total liabilities and stockholders’ equity	$125,069	$95,786

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Revenues:
License and collaboration agreement revenues	$353	$—	$353	$—
Total revenues	353	—	353	—
Operating expenses:
Research and development	10,319	9,867	29,538	27,898
General and administrative	2,649	3,625	9,775	10,556
Total operating expenses	12,968	13,492	39,313	38,454
Loss from operations	(12,615)	(13,492)	(38,960)	(38,454)
Total other income (expense), net	1,273	247	3,324	634
Consolidated net loss	(11,342)	(13,245)	(35,636)	(37,820)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	2	1	7	3
Net loss attributable to aTyr Pharma, Inc.	$(11,340)	$(13,244)	$(35,629)	$(37,817)
Net loss per share, basic and diluted	$(0.20)	$(0.46)	$(0.69)	$(1.34)
Shares used in computing net loss per share, basic and diluted	57,885,393	28,663,047	51,700,864	28,184,698

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Consolidated net loss	$(11,342)	$(13,245)	$(35,636)	$(37,820)
Other comprehensive loss:
Change in unrealized (loss) gain on available-for-sale investments, net of tax	39	141	139	(406)
Comprehensive loss	(11,303)	(13,104)	$(35,497)	$(38,226)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	2	1	7	3
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(11,301)	$(13,103)	$(35,490)	$(38,223)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Nine Months Ended September 30, 2023 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2022	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	694,012	1	1,488	—	—	—	1,489
Issuance of common stock from underwritten follow-on public offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	619	—	—	—	619
Net unrealized gain on investments, net of tax	—	—	—	185	—	—	185
Net loss	—	—	—	—	(11,951)	(1)	(11,952)
Balance as of March 31, 2023	53,339,611	53	539,659	(248)	(429,585)	(181)	109,698
Issuance of common stock pursuant to employee stock purchase plan	32,363	—	65	—	—	—	65
Issuance of common stock upon release of restricted stock units	36,000	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	3,638,198	4	8,054	—	—	—	8,058
Stock-based compensation	—	—	658	—	—	—	658
Net unrealized loss on investments, net of tax	—	—	—	(85)	—	—	(85)
Net loss	—	—	—	—	(12,338)	(4)	(12,342)
Balance as of June 30, 2023	57,046,172	57	548,436	(333)	(441,923)	(185)	106,052
Issuance of common stock from at-the-market offerings, net of offering costs	1,513,889	2	2,788	—	—	—	2,790
Stock-based compensation	—	—	664	—	—	—	664
Net unrealized gain on investments, net of tax	—	—	—	39	—	—	39
Net loss	—	—	—	—	(11,340)	(2)	(11,342)
Balance as of September 30, 2023	58,560,061	$59	$551,888	$(294)	$(453,263)	$(187)	$98,203

	Three and Nine Months Ended September 30, 2022 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2021	27,793,035	$28	$481,832	$(263)	$(372,296)	$(175)	$109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock from at-the-market offerings, net of offering costs	260,455	—	1,480	—	—	—	1,480
Stock-based compensation	—	—	417	—	—	—	417
Net unrealized loss on investments, net of tax	—	—	—	(496)	—	—	(496)
Net loss	—	—	—	—	(12,153)	(1)	(12,154)
Balance as of March 31, 2022	28,056,249	28	483,730	(759)	(384,449)	(176)	98,374
Issuance of common stock pursuant to employee stock purchase plan	1,958	—	5	—	—	—	5
Issuance of common stock from at-the-market offerings, net of offering costs	69,251	—	34	—	—	—	34
Stock-based compensation	—	—	517	—	—	—	517
Net unrealized loss on investments, net of tax	—	—	—	(51)	—	—	(51)
Net loss	—	—	—	—	(12,420)	(1)	(12,421)
Balance as of June 30, 2022	28,127,458	28	484,286	(810)	(396,869)	(177)	86,458
Issuance of common stock from at-the-market offerings, net of offering costs	881,924	1	3,036	—	—	—	3,037
Stock-based compensation	—	—	615	—	—	—	615
Net unrealized gain on investments, net of tax	—	—	—	141	—	—	141
Net loss	—	—	—	—	(13,244)	(1)	(13,245)
Balance as of September 30, 2022	29,009,382	$29	$487,937	$(669)	$(410,113)	$(178)	$77,006

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(35,636)	$(37,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417	193
Stock-based compensation	1,941	1,549
(Accretion) amortization of (discount) premium of available-for-sale investment securities	(2,278)	565
Amortization of right-of-use assets	1,917	805
Gain on disposal of property and equipment	(13)	(95)
Changes in operating assets and liabilities:
Other receivables	9,512	70
Prepaid expenses and other assets	(10)	(1,174)
Accounts payable and accrued expenses	(126)	4,878
Operating lease liability	2,117	(488)
Net cash used in operating activities	(22,159)	(31,517)
Cash flows from investing activities:
Purchases of property and equipment	(4,198)	(522)
Purchases of available-for-sale investment securities	(97,312)	(17,124)
Maturities of available-for-sale investment securities	63,550	62,713
Proceeds from sale of property and equipment	15	179
Net cash (used in) provided by investing activities	(37,945)	45,246
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	1
Proceeds from issuance of common stock through employee stock purchase plan	65	5
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	12,337	4,551
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	48,073	(24)
Principal paid on finance lease liabilities	(279)	—
Net cash provided by financing activities	60,196	4,533
Net change in cash, cash equivalents and restricted cash	92	18,262
Cash, cash equivalents and restricted cash at beginning of period	13,146	2,336
Cash, cash equivalents and restricted cash at the end of period	$13,238	$20,598

Cash and cash equivalents at the end of period	$9,787	$18,359
Restricted cash at the end of period	3,451	2,239
Cash, cash equivalents and restricted cash at the end of period	$13,238	$20,598

Supplemental disclosure of cash flow information:
Interest paid	$133	$—
Purchases of property and equipment in accounts payable	$—	$487
Right-of-use assets obtained in exchange for lease obligation	$1,974	$800

See accompanying notes.

aTyr Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

aTyr Pharma, Inc. (we, us, and our) was incorporated in the State of Delaware on September 8, 2005. We are a clinical stage biotechnology company leveraging evolutionary intelligence to translate tRNA synthetase biology into new therapies for fibrosis and inflammation.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including related to the ongoing Ukraine-Russia conflict, the conflict in the Middle East, labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of these evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Financial Condition

We have incurred net losses in each year since our inception in 2005, including a consolidated net loss of $11.3 million and $35.6 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $453.3 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $105.6 million as of September 30, 2023 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and, when we are closer to commercialization of our product candidates potentially through debt financings. However, we may be unable to raise additional capital or enter into such arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Restricted Cash

As of September 30, 2023, restricted cash was approximately $3.5 million, which was held as a security deposit in conjunction with our new facility lease and financing leases as discussed further below in Note 4 – Commitments and Contingencies.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law providing numerous tax incentives and other stimulus measures, including an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

As a result of the foregoing legislation, we determined that we are eligible to claim an ERC benefit equal to 50% of qualified wages that we paid to our employees between March 17, 2020 and December 31, 2020, and 70% of the qualified wages that we paid to our employees between January 1, 2021 and September 30, 2021. Qualified wages are limited to $10,000 per employee for March 17, 2020 through December 31, 2020, and $10,000 per employee per calendar quarter from January 1, 2021 through September 30, 2021. Our credit was primarily derived from qualified wages during January 1, 2021 through September 30, 2021. To determine eligibility for January 1, 2021 through September 30, 2021, we compared gross receipts for each calendar quarter in 2021 to the corresponding calendar quarter in 2019 and determined that we had met the requirement for a decline in gross receipts.

Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles describes the decision-making framework when no guidance exists in U.S. GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within U.S. GAAP and apply that guidance by analogy. We accounted for the ERC by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS). Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the ERC is intended to compensate when there is reasonable assurance that the entity will comply with any conditions attached to the ERC and the ERC will be received.

During the three months ended September 30, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our unaudited condensed consolidated balance sheet at September 30, 2023, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Nine Months Ended September 30,
	2023	2022
Common stock warrants	12,694	13,760
Common stock options and restricted stock units	4,035,635	3,082,068
Employee stock purchase plan	31,155	19,062
Total	4,079,484	3,114,890

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023
Assets:
Current:
Cash equivalents	$8,085	$8,085	$—	$—
Available-for-sale investments:
Commercial paper	37,895	—	37,895	—

Corporate debt securities	24,892	—	24,892	—
U.S. treasury bill	2,995	—	2,995	—
U.S. government agencies	26,562	—	26,562	—
Total available-for-sale investments	92,344	—	92,344	—
Total assets measured at fair value	$100,429	$8,085	$92,344	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Current:
Cash equivalents	$8,585	$8,585	$—	$—
Available-for-sale investments:
Commercial paper	28,074	—	28,074	—
Corporate debt securities	26,094	—	26,094	—
Municipal bonds	1,997	—	1,997	—
Total available-for-sale investments	56,165	—	56,165	—
Total assets measured at fair value	$64,750	$8,585	$56,165	$—

As of September 30, 2023 and December 31, 2022, available-for-sale investments are detailed as follows (in thousands):

		September 30, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$37,955	$—	$(60)	$37,895
Corporate debt securities	1 to 2 years	25,023	—	(131)	24,892
U.S. treasury bill	Within 1 year	2,994	1	—	2,995
U.S. government agencies	1 to 2 years	26,615	—	(53)	26,562
		$92,587	$1	$(244)	$92,344

		December 31, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$28,121	$—	$(47)	$28,074
Corporate debt securities	1 to 2 years	26,401	—	(307)	26,094
Municipal bonds	Within 1 year	2,026	—	(29)	1,997
		$56,548	$—	$(383)	$56,165

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2023.

As of September 30, 2023, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of September 30, 2023, $82.6 million of our short-term investments had maturities less than one year and $9.7 million had maturities greater than one year. As of September 30, 2023, 28 out of 29 available-for-sale investments were in a gross unrealized loss position of which one available-for-sale investment with a market value of $2.0 million were at such position for greater than 12 months.

As of September 30, 2023 and December 31, 2022, accrued interest receivable on available-for-sale securities for each of the period-ended was $0.2 million.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: i) the license of efzofitimod for ILD in Japan; and ii) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 31, 2022, as we determined the milestone became probable of achievement as of December 31, 2022, with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment during the three months ended March 31, 2023. During the three months and nine months ended September 30, 2023, we recognized $0.4 million in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study. For the three months and nine months ended September 30, 2022, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

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

4. Commitments and Contingencies

Operating Leases

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months. We have an option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. As of September 30, 2023, we have incurred $5.6 million in tenant improvement costs, and these costs are included in property and equipment, net on our unaudited condensed consolidated balance sheets. We are entitled to an allowance of up to $5.5 million for tenant improvements of which as of September 30, 2023, we received $5.0 million from the Landlord. The Lease also includes an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash on our unaudited condensed consolidated balance sheet as of September 30, 2023. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to approximately 1,500 additional rentable square feet. As a result, our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Previous Corporate Headquarters Facility Lease

Our operating lease for our previous corporate headquarters was subject to base lease payments, additional charges for common area maintenance and other costs and it expired in May 2023.

Future minimum payments under the facility leases and reconciliation to the operating lease liability as of September 30, 2023 were as follows (in thousands):

Operating Leases
2023	$476
2024	1,915
2025	1,975
2026	1,923
2027	1,942
2028 and thereafter	11,968
Less: Amount representing interest	(6,470)
Present value of lease payments	13,729
Less: Current portion of operating lease liability	(774)
Less: Tenant improvement allowance not yet received	(407)
Long-term operating lease liability, net of current portion	$12,548

For each of the three months ended September 30, 2023 and 2022, we recorded an operating lease expense of $0.3 million. For the nine months ended September 30, 2023 and 2022, we recorded an operating lease expense of $1.4 million and $0.8 million, respectively. As of September 30, 2023, the weighted-average remaining lease term was 9.6 years and the weighted-average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over 48-month terms. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of September 30, 2023 were as follows (in thousands):

Financing Leases
2023	$148
2024	595
2025	595
2026	638
2027	213
Less: Amount representing interest	(293)
Present value of lease payments	1,896
Less: Current portion of financing lease liability	(459)
Long-term financing lease liability, net of current portion	$1,437

As of September 30, 2023, the weighted-average remaining lease term was 3.2 years and the weighted-average discount rate was 8.3%. We provided a $2.7 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash on our unaudited condensed consolidated balance sheet as of September 30, 2023.

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

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2023, we sold an aggregate of 5,846,099 shares of common stock at a weighted-average price of $2.19 per share for net proceeds of approximately $12.3 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

September 30, 2023
Common stock warrants	12,694
Common stock options and restricted stock units	4,035,635
Shares available under the 2015 equity incentive plan	3,955,841
Shares available under the 2022 inducement plan	88,600
Shares available under the employee stock purchase plan	768,958
8,861,728

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2023:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	2,956,170	$7.45
Granted	1,112,885	$2.21
Canceled/forfeited/expired	(96,747)	$6.85
Outstanding as of September 30, 2023	3,972,308	$6.00

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.08	5.98 – 6.06	5.51 – 6.09	5.98 – 6.08
Risk-free interest rate	4.5%	2.7% – 2.9%	3.58% – 4.5%	1.7% – 3.0%
Expected volatility	81.5%	84.5% – 84.6%	81.5% – 83.0%	84.5% – 86.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2023:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	121,438	$5.09
Released	(58,111)	$4.69
Balance as of September 30, 2023	63,327	$5.45

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$173	$150	$454	$388
General and administrative	491	465	1,487	1,161
Total stock-based compensation expense	$664	$615	$1,941	$1,549

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

Overview

We are a clinical stage biotechnology company leveraging evolutionary intelligence to translate tRNA synthetase biology into new therapies for fibrosis and inflammation. tRNA synthetases are ancient, essential proteins that have evolved novel domains that regulate diverse pathways extracellularly in humans. Our discovery platform is focused on unlocking hidden therapeutic intervention points by uncovering signaling pathways driven by its proprietary library of domains derived from all 20 tRNA synthetases.

Efzofitimod

Efzofitimod is a first-in-class biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. During 2022, the U.S. Food and Drug Administration (FDA) granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission (EC) granted efzofitimod an orphan drug designation for the treatment of sarcoidosis in January 2023 and for the treatment of SSc in June 2023, based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP).

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

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan. The trial design incorporates a forced steroid taper. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function and sarcoidosis symptoms. In September 2022, we dosed the first patient in this study. Based on current enrollment projections, we expect to complete enrollment in the study early in the second quarter of 2024.

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept study of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll 25 patients at multiple centers in the United States. The primary objective of the study is to evaluate the efficacy of multiple doses of intravenous efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. Secondary objectives will include safety and tolerability. The study was initiated in the third quarter of 2023, and in October 2023, we dosed the first patient in this study.

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

Impact of Geopolitical and Macroeconomic Conditions

Global economic and business activities continue to face widespread macroeconomic uncertainties, including related to the ongoing Ukraine-Russia conflict, the conflict in the Middle East, labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of these evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law providing numerous tax incentives and other stimulus measures, including an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

During the three months ended September 30, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our unaudited condensed consolidated balance sheet at September 30, 2023, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2023, we had an accumulated deficit of $453.3 million and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2023, we had cash, cash equivalents, restricted cash and available-for-sale investments of $105.6 million. During the quarter ended March 31, 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the Kyorin Agreement during the quarter ended March 31, 2023. In addition, during the nine months ended September 30, 2023, we sold an aggregate of 5,846,099 shares of common stock at a weighted-average price of $2.19 per share for net proceeds of approximately $12.3 million under the Jefferies ATM Offering Program as described below. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. We believe we will meet longer-term material cash requirements from known contractual and other obligations through a combination of cash, cash equivalents, restricted cash and available-for-sale investments. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through September 30, 2023, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2023, we sold an aggregate of 5,846,099 shares of common stock at a weighted-average price of $2.19 per share for net proceeds of approximately $12.3 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(22,159)	$(31,517)
Investing activities	(37,945)	45,246
Financing activities	60,196	4,533
Net change in cash, cash equivalents and restricted cash	$92	$18,262

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $22.2 million and $31.5 million, respectively. The net cash used in operating activities in each of these periods primarily consisted of cash used to support our EFZO-FIT and EFZO-CONNECT studies and research and development expenses. The fluctuation in net cash used in operating activities resulted primarily from our receipt of the $10.0 million Kyorin milestone payment during the nine months ended September 30, 2023. No milestone payments were received during the nine months ended September 30, 2022.

Investing activities. Net cash (used in) provided by investing activities for the nine months ended September 30, 2023 and 2022 was $(37.9) million and $45.2 million, respectively. The fluctuation in net cash (used in) provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years. Net cash used in investing activities for the nine months ended September 30, 2023 included $4.1 million of tenant improvement costs for our new corporate headquarters facility pursuant to a lease agreement we entered into in May 2022.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $60.2 million and $4.5 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of $48.1 million in net proceeds from our underwritten follow-on public offering and $12.3 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of $4.6 million in net proceeds from the issuance of common stock through a prior at-the-market offering program that we terminated in April 2022.

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
•
any resulting cost increases as a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional contract development and manufacturing organizations (CDMO), and any delays in the manufacturing of study drug as a result of the geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
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

As of September 30, 2023, our material cash requirements from known contractual and other obligations consisted primarily of (i) the Lease (as defined below), and (ii) our master financing lease agreement that we entered into in April 2022 for various research and development and information technology equipment.

New Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months. We have an option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the premises. Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. As of September 30, 2023, we have incurred $5.6 million in tenant improvement costs, and these costs are included in property and equipment, net on our unaudited condensed consolidated balance sheet. We are entitled to an allowance of up to $5.5 million for tenant improvements of which as of September 30, 2023, we received $5.0 million from the Landlord. The Lease also includes an option to utilize an additional allowance of up to $0.6 million, which, if used by us, would be repaid by us as additional monthly base rent, amortized at eight percent (8.0%) per annum during the Lease Term. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash on our unaudited condensed consolidated sheet as of September 30, 2023. In June 2023, additional common area amenities were completed by the Landlord which provided us with access to approximately 1,500 additional rentable square feet. As a result, our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $1.9 million as of September 30, 2023. Additionally, we provided $2.7 million in cash collateral for the financing lease, and this amount is included in restricted cash on our unaudited condensed consolidated sheet as of September 30, 2023.

We did not have any off-balance sheet arrangements as of September 30, 2023.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of September 30, 2023. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study. This achievement triggered a $10.0 million milestone payment by Kyorin to us pursuant to the Kyorin Agreement. Under the Kyorin Agreement, we have generated $20.0 million in upfront and milestone payments to date and are eligible to receive up to an additional $155.0 million in the aggregate upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. During the three months ended September 30, 2023, we recognized $0.4 million in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting, legal services, expenses associated with applying for and maintaining patents, cost of insurance, cost of various consultants, occupancy costs, information technology costs and depreciation.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase/
	2023	2022	Decrease
License and collaboration agreement revenues	$353	$—	$353
Research and development expenses	10,319	9,867	452
General and administrative expenses	2,649	3,625	(976)
Other income (expense), net	1,273	247	1,026

License and collaboration agreement revenues. Revenues of $0.4 million for the three months ended September 30, 2023 consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $10.3 million and $9.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.5 million was due primarily to an increase of $1.1 million in manufacturing costs due to the timing of the associated manufacturing activities conducted and an increase of $0.6 million in clinical trial costs for the EFZO-FIT and EFZO-CONNECT studies offset by a reduction of $0.6 million in earlier stage discovery research and development costs and a reduction of $0.7 million in personnel related expenses. The reduction in personnel related expenses was primarily due to the recognition of the ERC benefit made available under the CARES Act as discussed under Item 1. Financial Statements, Note 1 - “Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies.”

General and administrative expenses. General and administrative expenses were $2.6 million and $3.6 million for the three months ended September 30, 2023 and 2022 respectively. The decrease of $1.0 million was due primarily to a decrease of $0.7 million in personnel related expenses. The reduction in personnel related expenses was primarily due to the recognition of the ERC benefit made available under the CARES Act as discussed under Item 1. Financial Statements, Note 1 - “Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies.”

Other income (expense), net. Other income (expense), net was $1.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily a result of higher cash, cash equivalents, restricted cash and available-for-sale investments balances during the three months ended September 30, 2023 as compared to the same period in the prior year and increased interest rates.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase /
	2023	2022	(Decrease)
License and collaboration agreement revenues	$353	$—	$353
Research and development expenses	29,538	27,898	1,640
General and administrative expenses	9,775	10,556	(781)
Other income (expense), net	3,324	634	2,690

License and collaboration agreement revenues. Revenues of $0.4 million for the nine months ended September 30, 2023 consisted of product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $29.5 million and $27.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $1.6 million was due primarily to an increase of $5.0 million in clinical trial costs for the EFZO-FIT and EFZO-CONNECT studies offset by reductions of $2.0 million in earlier stage discovery research and development costs, $0.8 million in manufacturing costs due to the timing of the associated manufacturing activities conducted, and $0.4 million in personnel related expenses. The reduction in personnel related expenses was primarily due to the recognition of the ERC benefit made available under the CARES Act as discussed under Item 1. Financial Statements, Note 1 - “Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies.”

General and administrative expenses. General and administrative expenses were $9.8 million and $10.6 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $0.8 million was due primarily to a decrease of $0.8 million in personnel related expense. The reduction in personnel related expenses was primarily due to the recognition of the ERC benefit made available under the CARES Act as discussed under Item 1. Financial Statements, Note 1 - “Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies.”

Other income (expense), net. Other income (expense), net was $3.3 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily a result of higher cash, cash equivalents, restricted cash and available-for-sale investments balances during the nine months ended September 30, 2023 as compared to the same period in the prior year and increased interest rates.

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
•
Our business could continue to be adversely affected by the effects of the ongoing Ukraine-Russia conflict, the conflict in the Middle East, and other geopolitical and macroeconomic conditions;
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

Further, if patients drop out of our ongoing or future trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to the ongoing Ukraine-Russia conflict, the conflict in the Middle East,, outbreaks of contagious diseases (such as the COVID-19 pandemic) or other adverse macroeconomic or geopolitical events, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic previously impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed until September 2021. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our EFZO-FIT study, our EFZO-CONNECT study or future trials due to the ongoing Ukraine-Russia conflict, the conflict in the Middle East, outbreaks of contagious diseases (such as the COVID-19 pandemic) or other adverse macroeconomic or geopolitical events.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2023, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $105.6 million. In February 2023, we completed an underwritten follow-on public offering of 23,125,000 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $2.25 per share. The total net proceeds from the offering were approximately $48.1 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We also received a $10.0 million milestone payment from the collaboration and license agreement (Kyorin Agreement) with Kyorin in February 2023. In addition, during the nine months ended September 30, 2023, we sold an aggregate of 5,846,099 shares of common stock at a weighted-average price of $2.19 per share for net proceeds of approximately $12.3 million under the Jefferies ATM Offering Program. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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
•
any resulting cost increases as a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
•
the number and characteristics of product candidates that we pursue;
•
the scope, progress, results and costs of preclinical development, and clinical trials for other product candidates;
•
the manufacturing of preclinical study and clinical trial materials, including technology transfers to additional CDMOs, and any delays in the manufacturing of study drug as a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets;
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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of geopolitical and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

In addition, global economic and business activities continue to face widespread macroeconomic uncertainties, including liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the ongoing Ukraine-Russia conflict, the conflict in the Middle East, and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $35.6 million for the nine months ended September 30 2023. As of September 30, 2023, we had an accumulated deficit of $453.3 million.

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

If due to the effects on our operations of general political and economic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause, we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

We are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition, including a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.*

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share (Process or Processing) personal data and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

Therefore, our data processing activities subject us to numerous data privacy and security laws, regulations, rules, guidance, and industry standards as well as external and internal privacy and security policies, contractual requirements and other obligations that apply to the Processing of personal (and other sensitive) data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. New Data Protection Requirements may be proposed or enacted. Additionally, given the breadth and evolving nature of Data Protection Requirements (and consumers’ data privacy expectations), preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf. We may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could bring a variety of claims (including class claims and mass arbitration demands) against us for our actual or perceived failure to comply with the Data Protection Requirements. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop our clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; require us to revise or restructure our operations; or otherwise materially adversely affect our operations (each, a Material Adverse Impact).

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). and other similar laws (e.g. wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the CPRA expanded the CCPA’s requirements and established a regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data. We may become subject to an increasing number of foreign privacy laws, particularly as we have begun to sponsor clinical trials in foreign jurisdictions, including in Europe. For example, failure to comply with the requirements of the EU and UK GDPR may result in warning letters, litigation, orders banning the processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of the total worldwide annual turnover, or €20,000,000 under the EU GDPR (17,500,000 British Pounds under the UK GDPR), in either case, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Kyorin has also enrolled clinical trial patients in Japan and may be subject to local laws and regulations regarding data privacy, including Japan’s Act on the Protection of Personal Information. As another example, the LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU and UK GDPR’s cross-border data transfer limitations.

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

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, rising interest rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including the ongoing Ukraine-Russia conflict, the conflict in the Middle East, outbreaks of contagious diseases (such as the COVID-19 pandemic), liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, and other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through November 3, 2023 the closing price of our common stock has ranged between $1.20 and $7.54 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of November 3, 2023, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 48.8% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2023, we sold an aggregate of 5,846,099 shares of common stock at a weighted-average price of $2.19 per share for net proceeds of approximately $12.3 million under the Jefferies ATM Offering Program.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks; credential stuffing; credential harvesting; malware (including as a result of advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); server malfunctions; software or hardware failures; supply-chain attacks; loss of data or other computer assets; attacks enhanced or facilitated by AI; and other similar issues. Particularly, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts (as defined above). To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

Additionally, remote work has become more common and has increased the risk to our information technology assets and data, as more of our employees utilize network connections, computers and devices outside of our premises and networks, including working at home, while in transit and public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that we, or any third-party partner, will be successful in preventing a security incident or mitigating their effects. We take steps to detect and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risk to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Furthermore, applicable Data Protection Requirements may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts.

If we or the third parties upon which we rely experience or in the future experience (or are perceived to have experienced) any security incident(s), we could suffer reputational harm, face litigation or adverse regulatory actions, fines, other penalties, audits, inspections, additional reporting requirements and/or oversight, restrictions on Processing Sensitive Information, indemnification obligations, negative publicity, business interruptions, and diversion of funds. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. As a result, we could experience Material Adverse Impacts.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Furthermore, we cannot be sure that our insurance coverage, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, privacy and security practices, or security incidents we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact.

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

aTyr Pharma, Inc.

Date: November 9, 2023	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)