Form 10-K
period 2023-12-31
aTYR PHARMA INC
filed 2024-03-14
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $120,774,416 based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $2.16 per share on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 13, 2024 was 67,750,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Forward-Looking Statements

In addition to historical information, this Annual Report and the information incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the timing of clinical trial activities and other statements describing our goals, expectations, intentions or beliefs. These statements include but are not limited to statements under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other sections in this Annual Report. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A “Risk Factors”, as well as those discussed in our other filings with the Securities and Exchange Commission (SEC). As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made, except at required by law.

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

Investing in our securities involves substantial risk. The risks described under Part I, Item 1A “Risk Factors” of this Annual Report may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

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
•
There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. As a result, our Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study), even if successful, may not be sufficient to support FDA approval, which would materially and adversely harm our business;
•
Our current product candidates and any other product candidates that we may develop from our discovery platform represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs;
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
•
Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations; and
•
The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.

PART I

Item 1. Business.

We are a clinical stage biotechnology company leveraging evolutionary intelligence to translate tRNA synthetase biology into new therapies for fibrosis and inflammation. tRNA synthetases are ancient, essential proteins that have evolved novel domains that regulate diverse pathways extracellularly in humans. Our discovery platform is focused on unlocking hidden therapeutic intervention points by uncovering signaling pathways driven by our proprietary library of domains derived from all 20 tRNA synthetases.

Efzofitimod

Our lead therapeutic candidate is efzofitimod, a first-in-class biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve aberrant inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. The U.S. Food and Drug Administration (FDA) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission (EC) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP).

In September 2021, we announced positive results and clinical proof-of-concept from a double-blind, placebo-controlled Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. The study was designed to evaluate the safety, tolerability, immunogenicity and preliminary efficacy of three doses of intravenous (IV) efzofitimod, 1.0, 3.0 and 5.0 mg/kg, in the context of a forced steroid taper. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. These data were subsequently presented at the American Thoracic Society (ATS) International Conference and published in the peer-reviewed journal CHEST during 2022.

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll up to 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan. The study design incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by forced vital capacity (FVC) and health-related quality of life assessments and questionnaires (KSQ lung score). In September 2022, we dosed the first patient in this study. Additionally, during 2023, we had a data and safety monitoring board

(DSMB) review of our EFZO-FIT study. The DSMB concluded that the study could continue unmodified. We expect to complete enrollment in the study in the second quarter of 2024.

In February 2024, we announced an Individual Patient Expanded Access Program (EAP). The Individual Patient EAP has been initiated based on blinded EFZO-FIT study investigator and patient participant feedback. The program is designed to allow access for patients who complete the Phase 3 EFZO-FIT study and wish to receive treatment with efzofitimod outside of the clinical trial. The administration of efzofitimod as part of the Individual Patient EAP will occur independent of the EFZO-FIT study protocol, and we, principal investigators and patients will remain blinded to the treatment that occurred as part of the EFZO-FIT study. As this Individual Patient EAP will occur independent of the EFZO-FIT study, this program is not an open-label extension (OLE) and no long-term data will be collected by us.

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. The study was initiated in the third quarter of 2023, and in October 2023, we dosed the first patient in this study.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Discovery Platform

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and external collaboration efforts.

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Advance efzofitimod toward regulatory approval in pulmonary sarcoidosis. Based on the positive results and clinical proof-of-concept from our efzofitimod Phase 1b/2a clinical trial in September 2021, we believe we can expedite development of efzofitimod for pulmonary sarcoidosis toward regulatory approval. During the third quarter of 2022, we initiated the EFZO-FIT study, a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. Our strategy for the advancement of efzofitimod includes completing the EFZO-FIT study which we expect will serve as the basis for regulatory approval.

Develop efzofitimod to address unmet medical needs in other ILDs. In addition, we believe the positive results from our efzofitimod Phase 1b/2a clinical trial, as well as data from numerous preclinical studies we have conducted to date, will give us the opportunity to potentially launch additional Phase 2 clinical trials of efzofitimod in other forms of ILD. As part of this strategy, we initiated the EFZO-CONNECT study of efzofitimod in patients with SSc-ILD and dosed the first patient in this study in October 2023.

Build a diverse pipeline of biologics product candidates based on our understanding of extracellular tRNA synthetase biology. Utilizing our unique drug discovery approach through internal research efforts and external collaboration efforts, we intend to continue to advance novel tRNA synthetase domains from concept to product candidates in the areas of fibrosis and inflammation. We have advanced two additional tRNA synthetase programs, ATYR0101 and ATYR0750, into preclinical development. We plan to further elucidate the therapeutic potential of these candidates through mechanistic investigations, including in vitro and in vivo preclinical studies.

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

The gene for HARS gives rise to a number of splice variants, and though most of these have lost their catalytic activity, they all retain the N-terminal domain (HARS amino acids 1-60). This N-terminal domain, non-essential for the enzyme’s protein synthesis activity that is required in all living organisms, was appended to HARS during the evolutionary development of multicellular organisms and retained with high sequence identity across mammalian species, but is not found in lower organisms. One splice variant (SV9), which encodes only the N-terminal domain of the protein, is enriched in human lung tissue. Expression of this HARS splice variant is increased following inflammatory cytokine stimulation (interferon gamma (IFN-g) and TNF alpha (TNF-a), two key players in the initiation of lung inflammation and fibrosis) followed by subsequent secretion, indicating it is being regulated in response to local inflammation. Furthermore, HARS, specifically the N-terminal domain, is targeted by autoantibodies in a rare autoimmune disorder (known as anti-Jo-1 syndrome). Anti-Jo-1 syndrome is characterized by extensive activation and migration of immune cells into lung and muscle and is classically associated with the triad of ILD, myositis, and arthritis. It is hypothesized that the sequestration of HARS may play a causal role through disruption of its homeostatic immune-regulatory effects.

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

The immunopathogenesis of sarcoidosis is not yet well understood, but a hallmark of the disease is the presence of granulomas, or clumps of immune cells. Granulomas consist of epithelioid cells, lymphocytes (both T and B cells) and myeloid cells, with macrophages and multinucleated giant cells (formed by fusion of macrophages), both of myeloid origin, playing a central role in their formation and persistence. A leading hypothesis is that granuloma formation involves the interplay between antigen, human leukocyte antigen class II molecules, and T-cell receptors: a presumptive sarcoid antigen is engulfed by circulating antigen-presenting cells (APCs; macrophages, dendritic cells) and the subsequent interplay between APCs and CD4+ T-cells initiates granuloma formation. This process is accompanied by the release of inflammatory cytokines such as IFN-g and TNF-a from myeloid cells.

For patients with pulmonary sarcoidosis, the primary goal of treatment is to improve quality of life and avoid damage to organs. Efzofitimod may provide a therapeutic benefit in pulmonary sarcoidosis by resolving chronic inflammation, alleviating symptoms such as cough and shortness of breath and preventing disease progression towards fibrosis and permanent organ damage. Efzofitimod may also improve patient quality of life by allowing patients to reduce or completely avoid the need for oral corticosteroids (OCS), which are associated with debilitating side effects when used chronically. Efzofitimod targets the immune cells, primarily of myeloid lineage (monocytes, macrophages and dendritic cells), that drive the cellular pathology observed in pulmonary sarcoidosis. In preclinical studies, efzofitimod has been observed to inhibit cytokines involved in regulation of inflammatory and immune responses, modulating the reaction of myeloid cells at the sites of inflammation and attenuating T-cell activation. We have also discovered that efzofitimod’s receptor target NRP2 is up-regulated during differentiation and activation of myeloid cells including macrophages, dendritic cells and neutrophils. Furthermore, efzofitimod has been observed to significantly reduce lung inflammation and fibrosis and improve respiratory function parameters in bleomycin-induced animal models of ILD. We believe that by inhibiting the chronic inflammatory response in these patients, efzofitimod may be able to restore immune balance and prevent progressive fibrosis, without toxicity associated with current treatment options, thereby providing a safer, potentially more effective alternative to OCS and other immunosuppressive therapies that currently comprise the standard of care for patients with symptomatic pulmonary sarcoidosis.

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

Efzofitimod has been shown to reduce lung and skin fibrosis in an animal model of SSc. Certain cytokines central to the immune pathology of SSc-ILD, including IL-6, were also downregulated in both animal models of ILD and in humans in an adjacent ILD, pulmonary sarcoidosis, in our Phase 1b/2a study. Furthermore, NRP2 is expressed in the skin of patients with SSc. This data in both animal and human systems, along with our current understanding of the role of efzofitimod’s target receptor NRP2 and the manner with which this novel ligand can modulate the immune response at the sites of inflammation, suggest it is a promising therapeutic candidate for SSc-ILD.

Clinical Development

Efzofitimod Phase 3 Clinical Trial – Pulmonary Sarcoidosis

We are conducting the EFZO-FIT study, which is a global Phase 3, multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of IV efzofitimod 3.0 mg/kg and 5.0 mg/kg versus placebo in patients with symptomatic pulmonary sarcoidosis. It is a 52-week study with patients receiving either efzofitimod or placebo once a month for a total of 12 doses. The study is currently enrolling and intends to enroll adults with histologically confirmed pulmonary sarcoidosis receiving stable treatment with OCS, with or without immunosuppressant therapy. The study intends to enroll up to 264 patients at centers throughout the United States, Europe, Brazil and Japan. The study incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by FVC and health-related quality of life assessments and questionnaires (KSQ lung score).

This study consists of three periods: a screening period, a 48-week placebo-controlled treatment period with the primary endpoint being measured at week 48, and a four-week follow-up period. Within the study, up to 264 patients will be randomized 1:1:1 to efzofitimod 3.0 mg/kg (N=88), efzofitimod 5.0 mg/kg (N=88) or placebo (N=88). Study drug is administered via IV infusion every four weeks for a total of 12 doses (48 weeks of treatment). Starting on Day 15 patients begin a taper (reduction) in OCS according to specific guidelines from their starting dose of 7.5-25 mg/day of prednisone (or equivalent) to a target dose of 0.0 mg/day. Patients will be followed for the remainder of the study to determine their ability to remain off of OCS. Patients who require an increase in OCS dose at any time in the study will continue to receive blinded study drug and be followed through to the end of the study.

In September 2022, we dosed the first patient in this study. Additionally, during 2023, we had a DSMB review of our EFZO-FIT study. The DSMB concluded that the study could continue unmodified. We expect to complete enrollment in the study in the second quarter of 2024.

In February 2024, we announced an Individual Patient EAP. The Individual Patient EAP has been initiated based on blinded EFZO-FIT study investigator and patient participant feedback. The program is designed to allow access for patients who complete the Phase 3 EFZO-FIT study and wish to receive treatment with efzofitimod outside of the clinical trial. The administration of efzofitimod as part of the Individual Patient EAP will occur independent of the EFZO-FIT study protocol, and we, principal investigators and patients will remain blinded to the treatment that occurred as part of the EFZO-FIT study. As this Individual Patient EAP will occur independent of the EFZO-FIT study, this program is not an open-label extension (OLE) and no long-term data will be collected by us.

Efzofitimod Phase 1b/2a Clinical Trial –Pulmonary Sarcoidosis

We designed a proof-of-concept Phase 1b/2a clinical trial for efzofitimod in patients with pulmonary sarcoidosis. The Phase 1b/2a clinical trial was a randomized, double-blind, placebo-controlled multiple-ascending dose, first-in-patient study with IV efzofitimod in 37 patients. The study was conducted in patients with pulmonary sarcoidosis undergoing an OCS tapering regimen, in three cohorts of 12 patients each, at dose levels of 1.0 mg/kg, 3.0 mg/kg and 5.0 mg/kg.

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
•
Absolute improvement in FVC as a measure of lung function at week 24 of 3.3% in the 5.0 mg/kg treatment group compared to placebo, with an improvement in FVC of > 2.5%, considered clinically meaningful;
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

In 2023, we published additional analyses of data from this study. This included a positive exposure response demonstrated for efzofitimod across multiple clinically relevant endpoints published in the peer-reviewed journal Frontiers in Pharmacology and a post-hoc analysis demonstrating statistically significant improvement in time to relapse, FVC and patient reported outcomes for efzofitimod presented at the European Respiratory Society (ERS) International Congress.

Efzofitimod Phase 2 Clinical Trial – SSc-ILD

During 2023, we initiated the EFZO-CONNECT study, a Phase 2 study of efzofitimod in patients with SSc-ILD. The EFZO-CONNECT study is a Phase 2 randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. The study is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed IV monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction of FVC. Secondary endpoints include certain measures regarding safety and tolerability. The study was initiated in the third quarter of 2023, and in October 2023, we dosed the first patient in this study.

Efzofitimod Phase 2 Clinical Trial – COVID-19 with Severe Respiratory Complications

In response to the COVID-19 pandemic, we conducted a Phase 2 clinical trial of efzofitimod in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety and preliminary efficacy of efzofitimod compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, IV dose of efzofitimod was observed to be generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with efzofitimod demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo. We are leveraging these data for our mechanistic understanding of efzofitimod and for its application in ILD.

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

Kyorin Agreement

In January 2020, we entered into the Kyorin Agreement for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 trial was a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Unless earlier terminated, the term of the Kyorin Agreement continues until the expiration of the royalty obligations. Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

Our Discovery Platform

tRNA Synthetase Biology

Extracellular tRNA synthetase biology represents a novel set of potential physiological modulators and therapeutic targets.

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and other external collaboration efforts, including our collaboration with Dualsystems Biotech AG (Dualsystems). Dualsystems has agreed to utilize their proprietary receptor screening technology and research expertise to attempt to identify and validate new target receptors for tRNA synthetases. Through our internal research efforts, the Dualsystems collaboration and other external collaboration efforts, we intend to continue to advance our product development efforts within our tRNA synthetase biology platform.

tRNA Synthetase Candidates

Utilizing our novel approach, we have identified target receptors for domains of two additional tRNA synthetases, gaining insights into their potential biological activity in immunology and fibrosis. These fragments form the basis of our additional pipeline candidates. We plan to further elucidate the therapeutic potential of these candidates through mechanistic investigations, including in vitro and in vivo preclinical studies.

ATYR0101

ATYR0101 is a fusion protein derived from a domain of aspartyl-tRNA synthetase (DARS). ATYR0101 binds directly to latent-transforming growth factor beta-binding protein 1 (LTBP1), which regulates transforming growth factor beta (TGFβ), which is at the apex of fibrotic signaling. Derived from a naturally occurring tRNA synthetase, ATYR0101 interacts with LTBP1 in a unique way that presents a differentiated approach to targeting fibrosis. Early data suggest ATYR0101 exerts its antifibrotic effects by inducing apoptosis of myofibroblasts in a TGFβ dependent manner. We believe ATYR0101 may have broad therapeutic applications in multiple fibrotic diseases, such as pulmonary fibrosis, SSc, liver fibrosis and kidney fibrosis.

ATYR0750

ATYR0750 is a fusion protein derived from a domain of alanyl-tRNA synthetase (AARS). ATYR0750 is a novel ligand to fibroblast growth factor receptor 4 (FGFR4), which is involved in many cellular processes, including cell proliferation, differentiation, and tissue repair. FGFR4 is known to play a role in diseases related to inflammation and fibrosis, particularly in the liver. As a novel ligand, ATYR0750 interacts with FGFR4 in a differentiated way to other approaches targeting the receptor, which may lead to improved therapeutic benefit.

Impact of Geopolitical and Macroeconomic Conditions

Global economic and business activities continue to face widespread macroeconomic uncertainties, including global geopolitical tension, armed conflicts, potential future health pandemics, labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and recession risks, disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of these evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

Efzofitimod

Our lead indication for efzofitimod is pulmonary sarcoidosis. For patients with pulmonary sarcoidosis, the primary goal of treatment is to improve the patient’s quality of life and avoid danger to organs, such as development of scarring or fibrosis caused by chronic inflammation. Currently, the only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids approved by FDA in the 1950s, prior to current regulatory standards. The consensus standard of care for pulmonary sarcoidosis is immunomodulatory therapy. First line treatment is typically with OCS that act mainly by suppressing inflammatory genes. OCS therapy has been shown to stabilize or improve disease symptoms in some patients, although relapse commonly occurs once OCS therapy is tapered or discontinued. Long-term OCS use is associated with significant side effects including substantial weight gain, development of insulin resistance, osteoporosis, and risk of infection. Alternatives, such as cytotoxic immunosuppressive agents (e.g., methotrexate) have been used as steroid-sparing agents, however, these therapies can also have significant side effects and toxicities, including serious infections and liver toxicity. Patients who have progressive disease despite OCS or other immunosuppressive therapy are sometimes given biologic immunomodulators, such as the tumor necrosis factor (TNF) inhibitors infliximab or adalimumab. These therapies are not approved by the FDA or other regulatory agencies for the treatment of sarcoidosis, and are also associated with serious potential side effects, including malignancy. The efficacy of these agents has not been well established clinically. Given the known toxicities of long-term OCS, immunosuppressive and immunomodulatory biologic therapeutic regimens, treatment of patients with sarcoidosis is limited to those who are symptomatic and whose disease is considered active. The presence of granulomas from sarcoidosis define the disease as active, and granulomatous inflammation is the major cause of fibrosis in pulmonary sarcoidosis. Studies to date have not clearly demonstrated that OCS or other immunomodulatory therapies prevent disease progression or formation of fibrosis. We believe there remains a substantial unmet need for safer, more effective therapies for sarcoidosis that could reduce or replace the requirement for long-term OCS or other immunosuppressive therapy. To our knowledge, efzofitimod is the most advanced drug candidate currently in development for the treatment pulmonary sarcoidosis.

Our second indication for efzofitimod is SSc-ILD. SSc-ILD is very difficult to treat, with limited options. Few randomized studies have been conducted, and first line standard of care remains off-label immunosuppressive agents, whose impact is modest and associated with significant side effects including malignancies. Despite not being approved for SSc-ILD, the immunosuppressants mycophenolate mofetil and cyclophosphamide are typically used as first-line treatment. Two products were recently approved for the treatment of SSc-ILD. Ofev® (nintedanib) marketed globally by Boehringer Ingelheim International GmbH, received FDA approval in 2019 for slowing the rate of decline in pulmonary function in patients with SSc-ILD. In 2020, the approval was further expanded to include patients with chronic fibrosing ILD with a progressive phenotype. Actemra® (tocilizumab) marketed globally by F. Hoffmann-La Roche Ltd. and Chugai Pharmaceutical Co Ltd., was approved by the FDA in 2021 for slowing the rate of decline in pulmonary function in adult patients with SSc-ILD. These therapies have demonstrated the ability to slow decline in lung function as measured by FVC in controlled clinical studies but are associated with significant side effects, continued symptoms, and progressive disease in the majority of patients. Rituximab, a biologic immunosuppressant targeting B-cells, is also used, but there is little clinical evidence supporting its efficacy in this indication.

If efzofitimod is successful for the treatment of pulmonary sarcoidosis and SSc-ILD, we believe it may have applications in other ILD indications and potentially in other severe immune disorders. Based on an analysis from an independent consultant that we engaged during 2022, we estimate that there is a $2-3 billion dollar global market opportunity in pulmonary sarcoidosis and Ssc-ILD and our own modeling.

There are a number of companies engaged in the clinical development of potential new treatments for ILD, including Boehringer Ingelheim International GmbH, F. Hoffman-La Roche Ltd., Merck & Co., Sanofi-Aventis LLC, Amgen Inc., GSK plc, and Kinevant Sciences GmbH, among others.

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

To date, our CDMOs have met our manufacturing and testing requirements for clinical development and we expect that our current supply chain is capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs. Currently we have sufficient efzofitimod on hand to meet our projected needs for the EFZO-FIT (and related Individual Patient EAP) and EFZO-CONNECT studies. Additionally, during 2023, the CDMO that we engaged during late 2021 completed its first and second full, commercial-scale bulk drug substance GMP runs. Quality release testing has been completed and all release specifications were met, supporting the CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. We will need to demonstrate that the drug substance manufactured by this CDMO is comparable in quality, safety and potency to the drug substance manufactured by our previous CDMO, which is currently being used in the EFZO-FIT and EFZO-CONNECT studies.

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

Efzofitimod

Our efzofitimod patent portfolio is comprised of a number of patent families related to derivatives of HARS, including the HARS amino 1-60, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. Our efzofitimod patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu BioPharma, and includes issued patents in the United States, Australia, Canada, China, Europe, Hong Kong and Japan, and pending patent applications in the United States. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension.

The efzofitimod patent portfolio includes another patent family jointly owned by us and Pangu BioPharma, which includes patent applications directed to related splice variants of HARS. This patent family includes issued patents in the United States, Australia, Canada, China, Europe, Hong Kong, Japan and New Zealand. The issued patents are expected to expire in 2031, absent any patent term extension.

Also included within the efzofitimod patent portfolio are issued patents and pending patent applications directed to specific product forms of efzofitimod, and other HARS splice variants, including patent families directed to Fc fusion proteins, and combinations for treating lung inflammation, among other indications. One family directed to specific Fc fusion proteins includes issued or allowed patents in the United States, Australia, Canada, Europe, Hong Kong, India and Japan, and pending patent applications in the United States and Japan. A patent family directed to combination therapies includes an issued patent in the United States, and pending patent applications in the United States, Australia, Canada, China, Europe, Hong Kong and Japan. If issued, the patents that derive from the patent applications are predicted to expire between 2034 and 2038, absent any patent term extensions.

tRNA Synthetases

Our pipeline of extracellular tRNA synthetase proteins is covered by a series of patent families, which are directed to all 20 human cytosolic tRNA synthetases. Numerous patents are issued in the United States and elsewhere, including issued U.S. patents directed to specific therapeutic protein compositions, the corresponding protein polynucleotide sequences, and certain antibody compositions to specific splice variants. These cases are jointly owned by us and Pangu BioPharma, and include issued patents and/or pending applications in the United States, Australia, Canada, Europe, China and Japan. Patents that issue from these applications, if any, would be expected to expire in 2031, absent any patent term extension. Additional patent applications have also been separately filed (or are in preparation) on the splice variants, and optimized sequences derived from GARS (Glycyl-tRNA synthetase), DARS, YARS (tyrosyl-tRNA synthetase), and other tRNA synthetases, and any patents issuing from these patent applications are expected to expire between 2026 and 2030, absent any patent term extension.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCPs which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the clinical trials may be initiated, and the IRB must monitor the trial until it is completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future.

In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly higher barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 59 employees, 56 of which were full-time employees. Of our full-time employees, 36 serve in roles related to research and development, clinical, manufacturing and regulatory affairs, and 20 serve in general and administrative capacities. As of December 31, 2023, all of our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are “at–will,” which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her, at any time. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing or planned clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, we may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study) and our Phase 2 study in systemic sclerosis (SSc also known as scleroderma) associated-ILD (SSc-ILD) (the EFZO-CONNECT study) or future clinical trials. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•
our inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical trials, including clinical trials of certain dosages;
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
•
failure to perform in accordance with the good clinical practices (GCPs) of the U.S. Food and Drug Administration (FDA) or applicable regulatory requirements in other countries;
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

Any delay in or inability to successfully complete preclinical and clinical development (including any delays resulting from any changes in a CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our technology transfer to another contract development manufacturing organization (CDMO) for bulk drug substance and production capacity changes for efzofitimod), we will need to conduct additional comparability studies to bridge our modified product candidates to earlier versions, and the data generated from these comparability studies will need to be reviewed and accepted by the FDA or other regulatory authorities.

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

Further, if patients drop out of our ongoing or future clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our clinical trials are otherwise disrupted due to global geopolitical tension, armed conflicts, potential future health pandemics or other adverse macroeconomic and geopolitical events, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic previously impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed until September 2021.

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed.

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family, including conducting preclinical studies and clinical trials. We have not yet completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials (including our EFZO-CONNECT study) and larger, pivotal trials (like the EFZO-FIT study), manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. As a result, the EFZO-FIT study, even if successful, may not be sufficient to support FDA approval, which would materially and adversely harm our business.

During the third quarter of 2022, we initiated the EFZO-FIT study. The only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids which were approved by the FDA in the 1950s, prior to current regulatory standards. As such, the most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. In this instance, without regulatory precedent for established endpoints, the FDA has not endorsed a specific means for measurement of steroid reduction. Therefore, we are measuring steroid reduction in multiple ways in an effort to support an approval. Our rationale for selecting endpoints for the EFZO-FIT study is based on the anticipated effects of efzofitimod in pulmonary sarcoidosis consistent with the results of our completed Phase 1b/2a study in patients with pulmonary sarcoidosis. The FDA has highlighted the risk of proceeding with a larger study of longer duration based on our limited Phase 1b/2a data, and our inability to replicate the findings in our Phase 1b/2a study would not support FDA approval and will adversely affect our business, prospects, financial condition and results of operations.

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

For example, we are conducting the EFZO-FIT study in patients with pulmonary sarcoidosis. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 200,000 patients in the United States. Of that population, however, we estimate that approximately 70% experience symptomatic disease such that our targeted population is smaller. The eligibility criteria for any of our clinical trials may further limit the pool of available participants in our clinical trials. For example, if patients have been previously prescribed certain other medications to treat pulmonary sarcoidosis or if they have not been on steroids for a certain period of time, they may not be eligible to participate in the EFZO-FIT study, thus further reducing our patient pool. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons. Additionally, we are conducting the EFZO-CONNECT study in patients with SSc-ILD. It is estimated that approximately 100,000 people in the United States are affected by SSc and up to 80% may develop interstitial lung disease (ILD).

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

Our current product candidates and any other product candidates that we may develop from our discovery platform represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. Our future success is highly dependent on the successful development of product candidates based on this new area of biology, including efzofitimod, and additional product candidates arising from proteins derived from tRNA synthetases, including aspartyl-tRNA synthetase (DARS) and aminoacyl-tRNA synthetase (AARS). ATYR0101, a fusion protein derived from a domain of DARS, and ATYR0750, a fusion protein derived from a domain of AARS, are product candidates from our tRNA synthetase biology program that we are continuing to advance in preclinical studies. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from HARS, AARS or DARS families and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases has not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery platform will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and is participating in the EZFO-FIT study. We are enrolling subjects in the EZFO-FIT study in centers in the United States, Europe and Brazil and Kyorin is enrolling subjects in the EZFO-FIT study in centers in Japan.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data is generally subject to certain conditions. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable in the U.S. population and U.S. medical practice; and (ii) the clinical trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials, in which case our development plans will be delayed, which could materially harm our business.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
evolving global geopolitical tension, armed conflicts and macroeconomic developments, ; and
•
diminished protection of intellectual property in some countries.

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

Generalized infusion related reactions (IRRs) and other complications or side effects could harm further development and/or commercialization of our product candidates, including efzofitimod. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure you that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A key element of our strategy is to expand applications of efzofitimod to additional immune-mediated diseases and leverage our discovery platform to identify the therapeutic potential of extracellular proteins derived from tRNA synthetases to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biologics license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If anything were to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we engaged an additional CDMO to manufacture efzofitimod and completed a technology transfer and validation process before the new CDMO was able to produce additional bulk drug substance. Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2023, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $101.7 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Annual Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future, including changes in our CROs or CDMOs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
potential delays of our planned clinical trials of efzofitimod;
•
cost increases related to the manufacturing of preclinical study and clinical trial materials, including cost increases related to technology transfers to additional CDMOs and any delays in the manufacturing of study drug;
•
cost increases as a result of global geopolitical tension, armed conflicts, potential future health pandemics, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts and tightening of credit markets;
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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of global geopolitical and macroeconomic conditions, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation, higher interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing Ukraine-Russian conflict, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Ukraine-Russia conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Similarly, the conflict in the Middle East has resulted, and may continue to result, in disruptions to trade and supply chain continuity, and has increased supply chain costs, the full effects of which remains uncertain. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of efzofitimod. As a result, our business and results of operations may be adversely affected by the ongoing Ukraine-Russia conflict, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

In addition, global economic and business activities continue to face widespread macroeconomic uncertainties, including liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the ongoing Ukraine-Russia conflict, the conflict in the Middle East, and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $50.4 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $468.0 million.

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

Some collaborators may not succeed in their product development efforts. It is possible that our collaborators may be unable to obtain regulatory approval of our product candidates or successfully market and commercialize any such products for which regulatory approval is obtained. For example, while we have received $20.0 million in upfront and milestone payments from Kyorin to date, if Kyorin’s operations are limited as a result of global geopolitical and macroeconomic conditions or other reasons, the development of efzofitimod in Japan may be significantly delayed and adversely affected, which may in turn delay or limit our receipt of any additional payments under the Kyorin Agreement. Other collaborators may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our product candidates, or force us to curtail or cease our development efforts in these areas.

Our collaborators may breach or terminate their agreements with us, including termination without cause, subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development of product candidates. For example, Kyorin has the right to terminate the agreement for any reason upon 90 days advance written notice to us. In addition, if we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be adversely affected by earthquakes and other natural disasters, labor shortages, power failures, economic slowdowns, higher interest rates, inflation and monetary supply shifts, evolving global geopolitical tension and numerous other factors. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

We previously relied on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for planned clinical trials. We have entered into an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance. If we want to eventually utilize product manufactured by the new CDMO for commercial purposes, the FDA will require us to demonstrate that the product manufactured by the new CDMO is comparable in quality, safety and efficacy to the product that is being used in the EFZO-FIT and EFZO-CONNECT studies.

The current supply of efzofitimod being used in the EFZO-FIT and EFZO-CONNECT studies was produced by a prior CDMO. We have transitioned to a new CDMO that completed its first two commercial-scale cGMP runs during 2023. Full quality release testing has been completed and all release specifications were met, supporting the new CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. Because the change in CDMO has been introduced at an advanced stage of development of efzofitimod, the FDA will require a comparability assessment, including additional nonclinical or clinical studies utilizing the product manufactured by the new CDMO. These requirements could result in substantial delays and additional costs for clinical development, and commercialization of efzofitimod, or our inability to obtain approval for efzofitimod.

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

We rely on third parties to manufacture our product candidates, and we collaborate with both industry and various academic institutions in the development of our discovery platform for therapeutic applications based on tRNA synthetase biology. In connection with these activities, we are required, at times, to share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If due to the effects on our operations of general political and economic conditions, including global geopolitical tension, armed conflicts, potential future health pandemics, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, higher interest rates and tightening of credit markets, or another cause, we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the formulations for, or the manufacturing process or methods of use of, any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to develop and commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. In either case, such a license may not be available on commercially reasonable terms or at all.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based on analysis from an independent consultant that we engaged during 2022, we estimate that there is a $2-3 billion dollar market opportunity in pulmonary sarcoidosis and SSc-ILD in our own modeling. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

In response to competition, higher rates of inflation and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, the available pool of skilled employees may be further reduced if immigration laws change in a manner that increases restrictions on immigration. Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

We currently conduct research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted and funded an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and has joined the EFZO-FIT study, a global Phase 3 clinical trial designed to enroll up to 264 subjects at multiple centers in United States, Europe, Brazil and Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, higher interest rates and tightening of credit markets, or political instability in particular foreign economies and markets, including global geopolitical tension and armed conflicts; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues, and other obligations incident to doing business in another country; and the global impacts of potential future health pandemics.

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

We are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations, industry standards, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition, including a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (Process or Processing) personal data and other sensitive information, including information we or our third party partners (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

Therefore, our data Processing activities subject us to numerous data privacy and security laws, regulations, rules, guidance, and industry standards as well as external and internal data privacy and security policies, contractual requirements and other obligations that apply to the Processing of personal (and other sensitive) data both by us and on our behalf (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, becoming increasingly stringent, creating uncertainty, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. These Data Protection Requirements may require us to change our business model. New Data Protection Requirements may be proposed or enacted. Additionally, given the breadth and evolving nature of Data Protection Requirements (and consumers’ data privacy expectations), preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our Data Protection Requirements. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could bring a variety of claims (including class claims and mass arbitration demands) against us for our actual or perceived failure to comply with the Data Protection Requirements. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop our clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; require us to revise, restructure or substantially change our operations; or otherwise materially adversely affect our operations (each, a Material Adverse Impact).

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). and other similar laws (e.g. wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data Processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the CPRA expanded the CCPA’s requirements and established a regulatory agency to implement and enforce the law. Other states have also passed or are considering comprehensive privacy laws, with actions also being considered at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data Processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data Processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) and China's Personal Information Protection Law (“PIPL”) impose strict requirements for Processing personal data. We may become subject to an increasing number of foreign privacy laws, particularly as we have begun to sponsor clinical trials in foreign jurisdictions, including in Europe. For example, failure to comply with the requirements of the EU and UK GDPR may result in warning letters, litigation, orders banning the Processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of the total worldwide annual turnover, or €20,000,000 under the EU GDPR (17,500,000 British Pounds under the UK GDPR), in either case, whichever is greater; or private litigation related to Processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Kyorin has also enrolled clinical trial patients in Japan and may be subject to local laws and regulations regarding data privacy, including Japan’s Act on the Protection of Personal Information. As another example, the LGPD broadly regulates Processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR.

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

Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU and UK GDPR and the CCPA, may require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including global geopolitical tension, armed conflicts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, we engaged an additional CDMO to manufacture efzofitimod bulk drug substance. If the new CDMO experiences delays in validating the manufacturing process, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we intend to use in the EFZO-FIT study, have been produced by our existing CDMO, we will be required to complete comparability studies prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modified certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly higher barriers are being erected to the entry of new products.

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
•
any delay in filing an investigational new drug application (IND) or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including global geopolitical tension, armed conflicts, potential future health pandemics, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets, and other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through March 8, 2024 the closing price of our common stock has ranged between $1.11 and $2.57 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 8, 2024, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 38.5% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (Securities Act) or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that we, or any third-party partner, will be successful in preventing a security incident or mitigating their effects. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risk to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Furthermore, we cannot be sure that our insurance coverage, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, data privacy and security practices, or security incidents we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact.

In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, Sensitive Information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

As a public company, we have incurred and will continue to incur legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, data associated with our clinical trials or manufacturing campaigns, and other confidential information that is proprietary, strategic or competitive in nature. We perform periodic assessments of our information security processes, and the results of these assessments are reported to the audit committee of the board of directors (Audit Committee) as part of a cybersecurity update report conducted at least annually.

We also engage vendors from time to time to assist with enterprise managed detection and response, security information and event management, and enterprise vulnerability management. These vendors also assist us from time to time in identifying, assessing and managing material risks from cybersecurity threats. The vendors include threat intelligence service providers, cybersecurity software providers and managed cybersecurity service providers.

We have adopted an Incident Response Management Procedure (Procedure) designed to help us respond to cybersecurity incidents and mitigate our risks and impacts. An incident response team is responsible for carrying out the Procedure and is led by our Information & Technology (IT) department, and includes members from our legal and compliance, finance, and human resource departments (Security Management Team). We also manage and maintain business continuity and disaster recovery capabilities to help ensure the availability of business-critical technology resources during adverse conditions.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management process. In addition, we have implemented a cybersecurity third party risk management process designed to assess the cybersecurity practices and monitor certain critical third parties, and to assist the business in making risk-informed technology services decisions. Our practice is to perform due diligence on certain third parties who maintain Sensitive Information, including CROs that manage and administer our clinical trials, and our CDMOs that manufacture our drug product to be used in clinical trials. Additionally, we monitor these third parties through frequent program management meetings as well as joint steering committee meetings in certain cases.

For a description of the risks from cybersecurity threats that may materially affect us and how those threats may do so, see our risk factors under Part 1. Item 1A. “Risk Factors - If our information technology systems or data, or those maintained on our behalf, are or were compromised, this could result in a Material Adverse Impact.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for reviewing, assessing and considering the overall risk management policies and procedures, including our cybersecurity risk management processes, and oversight of mitigation of risks from cybersecurity threats.

Our Security Management Team is responsible for day-to-day management of cybersecurity risk, including hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our cybersecurity risk assessment and management processes are implemented and maintained by the Security Management Team. Our Security Management Team includes our CFO who has more than 15 years of experience in managing IT departments, and certain members of our IT department who have over 25 years of experience in cybersecurity, information security, data protection, privacy, regulatory compliance and risk management.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO, CEO and other members of our executive leadership team (ELT). Our CFO, CEO and ELT work with our Security Management Team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management policies include reporting to the Audit Committee for certain cybersecurity incidents.

The Audit Committee receives annual reports from the Security Management Team concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space located at 10240 Sorrento Valley Road, Suite #300, San Diego, California. The Lease expires in July 2033 (subject to extension pursuant to the terms of the Lease). This facility serves as our corporate headquarters. We believe that this facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of March 8, 2024, there were approximately 31 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended December 31, 2023.

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

Overview

We are a clinical stage biotechnology company leveraging evolutionary intelligence to translate tRNA synthetase biology into new therapies for fibrosis and inflammation. tRNA synthetases are ancient, essential proteins that have evolved novel domains that regulate diverse pathways extracellularly in humans. Our discovery platform is focused on unlocking hidden therapeutic intervention points by uncovering signaling pathways driven by our proprietary library of domains derived from all 20 tRNA synthetases.

Efzofitimod

Our lead therapeutic candidate is efzofitimod, a first-in-class biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve aberrant inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. The U.S. Food and Drug Administration (FDA) has

granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission (EC) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP).

In September 2021, we announced positive results and clinical proof-of-concept from a double-blind, placebo-controlled Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. The study was designed to evaluate the safety, tolerability, immunogenicity and preliminary efficacy of three doses of intravenous (IV) efzofitimod, 1.0, 3.0 and 5.0 mg/kg, in the context of a forced steroid taper. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. These data were subsequently presented at the American Thoracic Society (ATS) International Conference and published in the peer-reviewed journal CHEST during 2022.

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll up to 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan. The study design incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by forced vital capacity (FVC) and health-related quality of life assessments and questionnaires (KSQ lung score). In September 2022, we dosed the first patient in this study. Additionally, during 2023, we had a data and safety monitoring board (DSMB) review of our EFZO-FIT study. The DSMB concluded that the study could continue unmodified. We expect to complete enrollment in the study in the second quarter of 2024.

In February 2024, we announced an Individual Patient Expanded Access Program (EAP). The Individual Patient EAP has been initiated based on blinded EFZO-FIT™ study investigator and patient participant feedback. The program is designed to allow access for patients who complete the Phase 3 EFZO-FIT™ study and wish to receive treatment with efzofitimod outside of the clinical trial. The administration of efzofitimod as part of the Individual Patient EAP will occur independent of the EFZO-FIT study protocol, and we, principal investigators and patients will remain blinded to the treatment that occurred as part of the EFZO-FIT study. As this Individual Patient EAP will occur independent of the EFZO-FIT study, this program is not an open-label extension (OLE) and no long-term data will be collected by us.

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. The study was initiated in the third quarter of 2023, and in October 2023, we dosed the first patient in this study.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Discovery Platform

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and external collaboration efforts.

Impact of Geopolitical and Macroeconomic Conditions

Global economic and business activities continue to face widespread macroeconomic uncertainties, including global geopolitical tension, armed conflicts, labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of these evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2023, we had an accumulated deficit of $468.0 million, and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2023, we had cash, cash equivalents, restricted cash and available-for-sale investments of $101.7 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Annual Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part I, Item 1A. “Risk Factors - Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through December 31, 2023, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. Additionally, from January 1, 2024 through March 13, 2024, we sold an aggregate of 4,441,509 shares of common stock at a weighted-average price of $1.75 per share for net proceeds of approximately $7.6 million under the Jefferies ATM Offering Program.

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

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. In 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. There were no issuances or sales under the Purchase Agreement during the years ended December 31, 2023 and December 31, 2022, respectively, and this agreement was terminated on March 11, 2023.

Kyorin Agreement Milestone Payments

On February 6, 2023, we announced that our partner Kyorin dosed the first patient in Japan in the EFZO-FIT study, which triggered a $10.0 million milestone payment by Kyorin to us pursuant to the Kyorin Agreement. We recorded this $10.0 million milestone as revenue in December 2022 and received the cash in February 2023. Kyorin is our partner for the development and commercialization of efzofitimod for ILD in Japan. Under the Kyorin Agreement, we have generated $20.0 million in upfront and milestone payments to date and are eligible to receive up to an additional $155.0 million in the aggregate upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Kyorin has the exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$(33,221)	$(41,886)	$(33,075)
Investing activities	(20,127)	47,245	(91,566)
Financing activities	66,230	5,451	110,025
Net change in cash, cash equivalents and restricted cash	$12,882	$10,810	$(14,616)

Operating activities. Net cash used in operating activities was $33.2 million, $41.9 million and $33.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The net cash used in each period is primarily due to the advancement of efzofitimod into later stage clinical trials and additional manufacturing campaigns to support those trials and potential future clinical trials. Net cash used in operating activities decreased during the year ended December 31, 2023 as we received a $10.0 million milestone payment from the Kyorin Agreement. We expect cash used in operating activities to increase as we advance our clinical and manufacturing efforts toward possible commercialization of efzofitimod.

Investing activities. Net cash (used in) provided by investing activities for the years ended December 31, 2023, 2022 and 2021 was $(20.1) million, $47.2 million and $(91.6) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio as of December 31, 2023 was less than two years. Net cash used for December 31, 2023 included $4.2 million purchases of property and equipment primarily for tenant improvements associated with our corporate headquarters facility lease.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2023 was $66.2 million and consisted primarily of $48.1 million in proceeds from an underwritten follow-on public offering, net of offering costs, and $18.4 million proceeds from our Jefferies ATM Offering Program, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2022 was primarily due to cash proceeds from our ATM offering programs, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2021 was $110.0 million and consisted primarily of $80.6 million in proceeds from an underwritten follow-on public offering, net of offering costs, $15.2 million in proceeds from the issuance of common stock through a common stock purchase agreement, net of offering costs, and $14.1 million proceeds from our ATM offering programs, net of issuance costs.

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

Our future capital requirements are difficult to forecast and will depend on many factors. Refer to Part I, Item 1A, "Risk Factors - Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.” for a discussion of these factors.

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

As of December 31, 2023, our material cash requirements from known contractual and other obligations consisted primarily of (i) operating leases for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of up to $5.3 million for tenant improvements of which as of December 31, 2023, we received $5.0 million from the Landlord, and we received the remaining $0.3 million in February 2024. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2023. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to approximately 1,500 additional rentable square feet. As a result, our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $1.9 million as of December 31, 2023. Additionally, we provided $2.7 million in cash collateral for the financing lease, and this amount is included in restricted cash as of December 31, 2023.

We did not have any off-balance sheet arrangements as of December 31, 2023.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of December 31, 2023. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study. This achievement triggered a $10.0 million milestone payment by Kyorin to us pursuant to the Kyorin Agreement. This milestone was recorded as revenue during the year ended December 31, 2022, and the payment was received during the year ended December 31, 2023. Under the Kyorin Agreement, we have generated $20.0 million in upfront and milestone payments to date and are eligible to receive up to an additional $155.0 million in the aggregate upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. During the year ended December 31, 2023, we recognized $0.4 million in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and Development Expenses

To date, our research and development expenses have been related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immunomodulators. These expenses consist primarily of:

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

In this section, we discuss the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2023.

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,		Increase /
	2023	2022	(Decrease)
License and collaboration agreement revenues	$353	$10,386	$(10,033)
Research and development expenses	42,293	42,808	(515)
General and administrative expenses	12,979	13,982	(1,003)
Other income (expense), net	4,522	1,061	3,461

License and collaboration agreement revenues. Revenues of $0.4 million for the year ended December 31, 2023 consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study while revenues of $10.4 million for the year ended December 31, 2022 consisted primarily of the $10.0 million development milestone earned under the Kyorin Agreement as Kyorin dosed the first patient in the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $42.3 million and $42.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $0.5 million was due primarily to a decrease of $3.8 million in manufacturing costs due to the timing of the associated manufacturing activities conducted, a reduction of $1.9 million in earlier stage discovery research and development costs as well a reduction of $0.7 million in personnel costs. The reduction in personnel related expenses was primarily due to the recognition of the ERC benefit made available under the CARES Act as discussed under Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements included in this Annual Report. These decreases were partially offset by an increase of $5.9 million in clinical trial costs for the EFZO-FIT and EFZO-CONNECT studies as those studies progressed during the year ended December 31, 2023. We expect research and development expenses to increase as we advance our clinical and manufacturing efforts toward possible commercialization of efzofitimod.

General and administrative expenses. General and administrative expenses were $13.0 million and $14.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $1.0 million was due primarily to a decrease of $0.8 million in personnel related expense. The reduction in personnel related expenses was primarily due to the recognition of the ERC benefit made available under the CARES Act as discussed under Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements included in this Annual Report.

Other income (expense), net. Other income (expense), net was $4.5 million and $1.1 million for years ended December 31, 2023 and 2022, respectively. The increase was primarily a result of interest earned on higher cash, cash equivalents, restricted cash and available-for-sale investments balances during the year ended December 31, 2023 as compared to the prior year, and increased interest rates.

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

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of aTyr Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2023, the Company had $7.8 million of clinical and manufacturing costs recorded as an accrual. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations and contracted development and manufacturing organizations. As described in Note 2 to the consolidated financial statements, external costs for clinical and manufacturing to be paid are accrued and expensed based upon work completed in accordance with contractual arrangements.

Auditing management’s accounting for accrued clinical and manufacturing costs is especially challenging because it is dependent on data from third parties and involves judgments applied by management to determine the commencement and completion date of vendor tasks as well as the extent of work performed during the reporting period, which may not match the pattern of bills received or payments made to third-party service providers. The testing of accrued clinical and manufacturing costs is dependent upon a high-volume of data and input exchanged between clinical personnel and third-party service providers, which includes the total clinical trial management costs, number of sites activated, number of patients enrolled, and number of patient visits, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

Our substantive testing procedures over the completeness of the Company’s accrued clinical and manufacturing costs include obtaining from third-parties confirmation of total costs billed and work completed as of December 31, 2023, for significant clinical trial and manufacturing activities. We obtained an understanding of the status of significant clinical trial and manufacturing activities from accounting personnel and the clinical project managers to understand the status of significant clinical trial and manufacturing activities. To assess the appropriate measurement of accrued clinical and manufacturing costs, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also inspected a sample of subsequent payments, obtained invoice support and tested the expense was recorded to the appropriate period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Diego, California

March 14, 2024

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$22,544	$9,981
Available-for-sale investments	75,622	56,165
Other receivables	2,436	11,775
Prepaid expenses	2,390	2,950
Total current assets	102,992	80,871
Restricted cash	3,484	3,165
Property and equipment, net	5,531	3,059
Operating lease, right-of-use assets	6,727	7,250
Financing lease, right-of-use assets	1,788	1,248
Other assets	131	193
Total assets	$120,653	$95,786
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,529	$3,106
Accrued expenses	11,559	9,862
Current portion of operating lease liability	831	630
Current portion of financing lease liability	497	264
Total current liabilities	16,416	13,862
Long-term operating lease liability, net of current portion	12,339	9,633
Long-term financing lease liability, net of current portion	1,428	1,007
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of December 31, 2023 and 2022, respectively; no shares issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value per share; 170,000,000 and 85,000,000 authorized shares as of December 31, 2023 and 2022, respectively; issued and outstanding shares – 63,286,404 and 29,498,488 as of December 31, 2023 and 2022, respectively	63	29
Additional paid-in capital	558,692	489,502
Accumulated other comprehensive loss	(74)	(433)
Accumulated deficit	(468,023)	(417,634)
Total aTyr Pharma, Inc. stockholders’ equity	90,658	71,464
Noncontrolling interest in Pangu BioPharma Limited	(188)	(180)
Total stockholders’ equity	90,470	71,284
Total liabilities and stockholders’ equity	$120,653	$95,786

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021

Revenues:
License and collaboration agreement revenues	$353	$10,386	$—
Total revenues	353	10,386	—
Operating expenses:
Research and development	42,293	42,808	23,264
General and administrative	12,979	13,982	10,751
Total operating expenses	55,272	56,790	34,015
Loss from operations	(54,919)	(46,404)	(34,015)
Total other income (expense), net	4,522	1,061	238
Consolidated net loss	(50,397)	(45,343)	(33,777)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	8	5	9
Net loss attributable to aTyr Pharma, Inc.	$(50,389)	$(45,338)	$(33,768)
Net loss per share, basic and diluted	$(0.94)	$(1.60)	$(1.77)
Shares used in computing net loss per share, basic and diluted	53,606,488	28,419,569	19,080,878

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2023	2022	2021

Consolidated net loss	$(50,397)	$(45,343)	$(33,777)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	359	(170)	(220)
Comprehensive loss	(50,038)	(45,513)	(33,997)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	8	5	9
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(50,030)	$(45,508)	$(33,988)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	11,018,954	$11	$370,210	$(43)	$(338,528)	$(166)	$31,484
Issuance of common stock upon release of restricted stock units	4,177	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	10,751	—	62	—	—	—	62
Issuance of common stock pursuant to employee stock purchase plan	3,382	—	11	—	—	—	11
Issuance of common stock from at-the-market offerings, net of offering costs	2,974,521	3	14,067	—	—	—	14,070
Issuance of common stock from committed purchase agreement, net of offering costs	3,000,000	3	15,233	—	—	—	15,236
Issuance of common stock from underwritten follow-on offering, net of offering costs	10,781,250	11	80,635	—	—	—	80,646
Stock-based compensation	—	—	1,614	—	—	—	1,614
Net unrealized loss on investments, net of tax	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	(33,768)	(9)	(33,777)
Balance as of December 31, 2021	27,793,035	28	481,832	(263)	(372,296)	(175)	109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	20,612	—	44	—	—	—	44
Issuance of common stock from at-the-market offerings, net of offering costs	1,682,082	1	5,471	—	—	—	5,472
Stock-based compensation	—	—	2,154	—	—	—	2,154
Net unrealized loss on investments, net of tax	—	—	—	(170)	—	—	(170)
Net loss	—	—	—	—	(45,338)	(5)	(45,343)
Balance as of December 31, 2022	29,498,488	29	489,502	(433)	(417,634)	(180)	71,284
Issuance of common stock upon release of restricted stock units	58,111	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	74,010	—	105	—	—	—	105
Issuance of common stock from at-the-market offerings, net of offering costs	10,530,795	11	18,435	—	—	—	18,446
Issuance of common stock from underwritten follow-on offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	2,600	—	—	—	2,600
Net unrealized gain on investments, net of tax	—	—	—	359	—	—	359
Net loss	—	—	—	—	(50,389)	(8)	(50,397)
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(50,397)	$(45,343)	$(33,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592	232	475
Stock-based compensation	2,600	2,154	1,614
(Accretion) amortization of (discount) premium of available-for-sale investment securities	(3,171)	533	366
Amortization of right-of-use assets	2,149	1,463	829
(Gain) loss on disposal of property and equipment	(6)	(92)	6
Changes in operating assets and liabilities:
Other receivables	9,054	(11,923)	1,604
Prepaid expenses and other assets	622	2,238	(3,378)
Accounts payable and accrued expenses	3,262	6,741	47
Operating lease liability	2,074	2,111	(861)
Net cash used in operating activities	(33,221)	(41,886)	(33,075)
Cash flows from investing activities:
Purchases of property and equipment	(4,215)	(1,641)	(192)
Purchases of available-for-sale investment securities	(106,977)	(42,118)	(126,506)
Maturities of available-for-sale investment securities	91,050	90,825	35,082
Proceeds from sale of property and equipment	15	179	50
Net cash (used in) provided by investing activities	(20,127)	47,245	(91,566)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	1	62
Proceeds from issuance of common stock through employee stock purchase plan	105	44	11
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	18,446	5,472	14,070
Proceeds from issuance of common stock from committed purchase agreement, net of offering costs	—	—	15,236
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	48,073	—	80,646
Principal paid on finance lease liabilities	(394)	(66)	—
Net cash provided by financing activities	66,230	5,451	110,025
Net change in cash, cash equivalents and restricted cash	12,882	10,810	(14,616)
Cash, cash equivalents and restricted cash at beginning of period	13,146	2,336	16,952
Cash, cash equivalents and restricted cash at the end of period	$26,028	$13,146	$2,336

Cash and cash equivalents at the end of period	$22,544	$9,981	$2,336
Restricted cash at the end of period	3,484	3,165	—
Cash, cash equivalents and restricted cash at the end of period	$26,028	$13,146	$2,336

Supplemental disclosure of cash flow information:
Interest paid	$172	$54	$—
Purchases of property and equipment in accounts payable	$51	$1,194	$—
Right-of-use assets obtained in exchange for lease obligation	$1,854	$8,695	$—

See accompanying notes.

aTyr Pharma, Inc.

Notes to Consolidated Financial Statements

1. Organization, Business and Basis of Presentation

Organization and Business

We were incorporated in the state of Delaware on September 8, 2005. We are a clinical stage biotechnology company leveraging evolutionary intelligence to translate tRNA synthetase biology into new therapies for fibrosis and inflammation. tRNA synthetases are ancient, essential proteins that have evolved novel domains that regulate diverse pathways extracellularly in humans. Our discovery platform is focused on unlocking hidden therapeutic intervention points by uncovering signaling pathways driven by our proprietary library of domains derived from all 20 tRNA synthetases.

Principles of Consolidation

Our consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2023, we had an accumulated deficit of $468.0 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2023, our cash, cash equivalents, available-for-sale investments and restricted cash were $101.7 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. Additionally, from January 1, 2024 through March 13, 2024, we sold an aggregate of 4,441,509 shares of common stock at a weighted-average price of $1.75 per share for net proceeds of approximately $7.6 million under the Jefferies ATM Offering Program. We believe that our current cash, cash equivalents, available-for-sale investments and restricted cash, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date of this Annual Report.

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

Restricted Cash

As of December 31, 2023, restricted cash was approximately $3.5 million, which was held as a security deposit in conjunction with our corporate headquarter facility lease and financing leases as discussed further in Note 6 - Commitments and Contingencies.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business in one operating segment

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of checking, money market and highly liquid investments that are readily convertible to cash and that have an original maturity of three months or less from date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

During the year ended December 31, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our consolidated balance sheet, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2023.

Allowance of Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within other receivables on our consolidated balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Our ROU assets consist of non-cancelable operating leases and financing leases. Non-cancelable operating leases consist of leases for our corporate headquarters and additional laboratory space. Financing leases consist of leases for various research and development and information technology equipment.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, options and restricted stock units outstanding under our stock option plans and inducement grants and estimated shares to be purchased under our 2015 Employee Stock Purchase Plan (the 2015 ESPP). For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Years Ended December 31,
	2023	2022	2021
Common stock warrants	5,864	13,760	13,760
Common stock options and restricted stock units	4,020,154	3,077,608	1,420,050
Employee stock purchase plan	41,862	34,588	2,045
Total	4,067,880	3,125,956	1,435,855

The following table summarizes our net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to aTyr Pharma, Inc.	$(50,389)	$(45,338)	$(33,768)

Denominator:
Shares used in computing net loss per share, basic and diluted	53,606,488	28,419,569	19,080,878

Net loss per share - basic and diluted	$(0.94)	$(1.60)	$(1.77)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We adopted Topic 326 on January 1, 2023. The adoption did not have a material impact on our consolidated financial statements.

In December 2023, the FASB, issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in commercial paper, corporate debt securities and U.S. government agencies. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Assets:
Current:
Cash equivalents	$21,626	$21,626	$—	$—
Available-for-sale investments:
Commercial paper	31,198	—	31,198	—
Corporate debt securities	27,578	—	27,578	—
U.S. government agencies	16,846	—	16,846	—
Total available-for-sale investments	75,622	—	75,622	—
Total assets measured at fair value	$97,248	$21,626	$75,622	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Current:
Cash equivalents	$8,585	$8,585	$—	$—
Available-for-sale investments:
Commercial paper	28,074	—	28,074	—
Corporate debt securities	26,094	—	26,094	—
Municipal bonds	1,997	—	1,997	—
Total available-for-sale investments	56,165	—	56,165	—
Total assets measured at fair value	$64,750	$8,585	$56,165	$—

As of December 31, 2023 and 2022, available-for-sale investments are detailed as follows (in thousands):

		December 31, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$31,198	$14	$(14)	$31,198
Corporate debt securities	Within 2 years	27,607	12	(41)	27,578
U.S. government agencies	Within 1 year	16,841	26	(21)	16,846
		$75,646	$52	$(76)	$75,622

		December 31, 2022
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$28,121	$—	$(47)	$28,074
Corporate debt securities	Within 2 years	26,401	—	(307)	26,094
Municipal bonds	Within 1 year	2,026	—	(29)	1,997
		$56,548	$—	$(383)	$56,165

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our evaluation, we did not record allowance for credit losses in the consolidated statement of operations during the year ended December 31, 2023.

As of December 31, 2023, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of December 31, 2023, $74.6 million of our short-term investments had maturities less than one year and $1.0 million had maturities greater than one year. As of December 31, 2023, 19 out of 25 available-for-sale investments were in a gross unrealized loss position of which one available-for-sale investment with a market value of $2.0 million was in such position for greater than 12 months.

As of December 31, 2023 and 2022, accrued interest receivable on available-for-sale securities was $0.3 million and $0.2 million, respectively.

4. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 2022, as we determined the milestone became probable of achievement with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment in February 2023. During the year ended December 31, 2023, we recognized $0.4 million in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

The remaining milestones and royalty payments under the Kyorin Agreement are variable consideration. Since the milestone payments are binary in nature, we will use the “most-likely” method to evaluate whether the milestones should be included as revenue. We will constrain these amounts until they become probable of being achieved. The royalties are dependent on future sales by Kyorin which are at the full discretion of Kyorin. Accordingly, we will apply a constraint to these amounts until the future sale sales have occurred.

5. Balance Sheet Details

Prepaid expenses consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid clinical and research expense	$1,475	$334
Prepaid manufacturing expenses	125	2,049
Other prepaid expenses	790	567
	$2,390	$2,950

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Computer and office equipment	$448	$620
Scientific and laboratory equipment	4,051	4,379
Tenant improvements	5,653	4,414
	10,152	9,413
Less accumulated depreciation and amortization	(4,621)	(6,354)
	$5,531	$3,059

During the years ended December 31, 2023, 2022 and 2021, depreciation expense was $0.6 million, $0.2 million and $0.5 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued salaries, wages and benefits	$2,706	$2,781
Accrued clinical and manufacturing	7,753	5,151
Other accrued expenses	1,100	1,930
	$11,559	$9,862

6. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term will be $5.75 per square foot of rentable area per month, subject to certain upward adjustments of approximately 3.0% annually. We are entitled to an allowance of up to $5.3 million for tenant improvements of which as of December 31, 2023 we had received $5.0 million, and we received the remaining $0.3 million in February 2024. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2023. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to approximately 1,500 additional rentable square feet. As a result, our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Previous Corporate Headquarters Facility Lease

Our operating lease for our previous corporate headquarters was subject to base lease payments, additional charges for common area maintenance and other costs and it expired in May 2023.

Future minimum payments under the facility lease and reconciliation to the operating lease liability as of December 31, 2023 were as follows (in thousands):

Operating Leases
2024	$1,949
2025	1,975
2026	1,923
2027	1,942
2028 and thereafter	11,968
Less: Amount representing interest	(6,289)
Present value of lease payments	13,468
Less: Current portion of operating lease liability	(831)
Less: Tenant improvement allowance not yet received	(298)
Long-term operating lease liability, net of current portion	$12,339

Operating lease expense was $1.9 million, $1.5 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the weighted average remaining lease term was 9.4 years and 9.9 years, respectively. As of December 31, 2023 and 2022, the weighted average discount rate for each period was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of December 31, 2023 were as follows (in thousands):

Financing Leases
2024	$634
2025	634
2026	676
2027	264
Less: Amount representing interest	(283)
Present value of lease payments	1,925
Less: Current portion of financing lease liability	(497)
Long-term financing lease liability, net of current portion	$1,428

As of December 31, 2023 and 2022, the weighted-average remaining lease term was 3.0 years and 3.7 years, respectively and the weighted-average discount rate was 8.3% and 7.9%, respectively. We provided a $2.7 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash as of December 31, 2023.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program, pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2022, we sold an aggregate of 1,421,627 shares of common stock at a weighted-average price of $3.09 per share for net proceeds of approximately $4.0 million under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program.

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

Purchase Agreement

In September 2020, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30 month term of the Purchase Agreement. In 2021, we sold an aggregate of 3,000,000 shares of common stock at a weighted-average price of $5.09 per share for net proceeds of $15.2 million under the Purchase Agreement. There were no issuances or sales under the Purchase Agreement during the years ended December 31, 2023 and December 31, 2022, respectively, and this agreement was terminated on March 11, 2023.

2014 Stock Plan

We adopted a stock option plan in 2007 (the 2007 Plan), which was subsequently amended, restated and renamed in July 2014 (the 2014 Plan) to provide for the incentive stock options, nonstatutory stock options, stock and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options are eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options under the 2014 Plan is ten years. Options granted generally vest over four years. We ceased granting under the 2014 Plan after our IPO in May 2015. Shares underlying any awards under the 2014 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under our 2015 Stock Option and Incentive Plan (the 2015 Stock Plan), which became effective in May 2015.

2015 Stock Plan

Total shares available for issuance under the 2015 Stock Plan as of December 31, 2023 were 3,964,555. Shares underlying any awards under the 2015 Stock Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Stock Plan.

The maximum term of options granted under 2015 Stock Plan is ten years. For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term.

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

During the year ended December 31, 2023, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 23,400 shares of our common stock, with a weighted-average exercise price of $2.26 per share as inducement awards to new employees.

2015 Employee Stock Purchase Plan

As of December 31, 2023, total shares reserved for issuance under the 2015 ESPP were 727,311.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,956,170	$7.45
Granted	1,112,885	$2.21
Canceled/forfeited/expired	(112,228)	$6.42
Outstanding as of December 31, 2023	3,956,827	$6.00	7.94	$—

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	5.51 – 6.09	5.98 – 6.08	5.50 – 6.08
Risk-free interest rate	3.58% – 4.5%	1.7% – 4.2%	0.6% – 1.3%
Expected volatility	81.5% – 83.0%	84.2% – 86.5%	86.3% – 104.8%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	4.54% – 5.38%	0.06% – 4.54%	0.04% – 0.12%
Expected volatility	40.9% – 58.5%	51.9% – 95.9%	89.7% – 108.12%
Expected dividend yield	0.0%	0.0%	0.0%

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

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. The fair value of restricted stock is determined by the closing price of our common stock reported on the Nasdaq Capital Market on the date of grant. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	121,438	$5.09
Released	(58,111)	$4.69
Balance as of December 31, 2023	63,327	$5.45

The allocation of stock-based compensation for all options, including performance options with market condition and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$600	$528	$295
General and administrative	2,000	1,626	1,319
Total stock-based compensation expense	$2,600	$2,154	$1,614

The weighted-average grant date fair value per share of stock options granted by us, during the years ended December 31, 2023, 2022 and 2021 was $1.59, $2.49 and $3.82, respectively. The total grant date fair value of restricted stock units granted by us during the years ended December 31, 2023, 2022, and 2021 was approximately $0, $597,000 and $16,000, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $0, $1,000 and $80,000, respectively. The fair value of restricted stock units released during the years ended December 31, 2023, 2022 and 2021 was approximately $123,875, $6,000 and $31,000, respectively. As of December 31, 2023, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $4.6 million and $0.2 million, respectively. As of December 31, 2023, these unrecognized costs for options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 2.3 years and 2.0 years, respectively.

Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2023 were as follows:

Number	Exercise Price	Expiration
Outstanding	Per Share	Date
2,978	$50.37	June 2024
2,886	$51.98	December 2024
5,864

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

December 31, 2023
Common stock warrants	5,864
Common stock options and restricted stock units	4,020,154
Shares available under the 2015 equity incentive plan	3,964,555
Shares available under the 2022 inducement plan	95,367
Shares available under the employee stock purchase plan	727,311
8,813,251

8. Income Tax

Pretax losses were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$(49,967)	$(45,086)	$(33,316)
Foreign	(428)	(254)	(458)
Worldwide pre-tax loss	$(50,395)	$(45,340)	$(33,774)

For the years ended December 31, 2023, 2022, and 2021, we did not record a provision for income taxes due to a full valuation allowance against our deferred taxes. A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Expected income taxes benefit at federal statutory rate	$(10,583)	$(9,521)	$(7,093)
State income taxes, net of federal benefit	(2,171)	(380)	(2,313)
Permanent items and other	172	438	592
Stock compensation	91	44	90
Research credits	(5,336)	(4,415)	(1,253)
Unrecognized tax benefits	5,209	2,454	500
Foreign rate differential	19	11	21
Change in tax rate	(5)	34	52
Change in valuation allowance	12,604	11,335	9,404
Income tax (benefit) expense	$—	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $108.0 million and $95.5 million as of December 31, 2023 and 2022, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$60,090	$52,752
Capitalized research and development expenses	25,922	22,576
Research credits and other state credits	18,246	16,021
Intangible assets	1,093	1,278
Reserve and accruals	522	596
Share-based compensation expense	1,821	1,628
Lease liability	1,709	2,157
Total tax assets	109,403	97,008
Valuation allowance	(107,989)	(95,484)
Total deferred tax assets	$1,414	$1,524
Deferred tax liabilities:
Right of use lease assets	(1,414)	(1,524)
Total deferred tax liabilities	(1,414)	(1,524)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule was effective at the beginning of 2022 which resulted in a capitalization of R&D costs of approximately $44.2 million and $38.8 million during the years ended December 31, 2023 and 2022, respectively. We will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

As of December 31, 2023, we had federal NOL carryforwards of approximately $257.4 million, with $144.9 million of NOLs generated after December 31, 2017 carrying forward indefinitely and $112.5 million of NOLs that will begin to expire in 2025. NOL carryforwards generated after January 1, 2018 are subject to an 80% of taxable income limitation in accordance with the Tax Cuts and Jobs Act of 2017. We had state net operating loss carryforwards of approximately $225.3 million, and foreign net operating loss carryforwards of $9.4 million. The state net operating losses began to expire in 2025. The foreign net operating losses carry over indefinitely.

As of December 31, 2023, we had federal and state research and development credit carryforwards of approximately $9.3 million and $5.8 million, respectively, which begin to expire in 2026 for both federal and state purposes. We had $18.4 million of federal Orphan Drug Credits as of December 31, 2023, which will begin to expire in 2035.

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

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2023	2022	2021
Balance as of beginning of year	$25,145	$22,232	$21,707
Increase (decrease) related to prior year tax positions	(483)	(48)	(9)
Increase related to current year tax positions	5,416	2,961	534
Balance as of end of year	$30,078	$25,145	$22,232

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2023 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and various state authorities due to carry forward of unutilized NOLs and research and development credits.

9. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our board of directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million during each of the years ended December 31, 2023, 2022 and 2021.

10. Subsequent Events

Sales of Common Stock through the Jefferies ATM Offering Program

From January 1, 2024 through March 13, 2024, we sold an aggregate of 4,441,509 shares of common stock at a weighted-average price of $1.75 per share through the Jefferies ATM Offering Program for net proceeds of $7.6 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)).

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023, under the sections headed “Proposal 1 – Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports,” if any, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.atyrpharma.com under the Corporate Governance section of our Investors and Media page. If we make any amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we intend to satisfy our disclosure obligations, if any, with respect to such amendment or waiver by posting such information on our website or in a Current Report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item will be contained in our Definitive Proxy Statement under the section headed “Executive Officers,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Definitive Proxy Statement, under the sections headed “Equity Compensation Plan Information and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Definitive Proxy Statement, under the sections headed “Proposal 1 – Election of Directors” and “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our Definitive Proxy Statement, under the section headed “Proposal 2 – Ratification of the Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report.

1. Index list to Financial Statements:

2. Financial Statement Schedules.

Schedules have been omitted as all required information has been disclosed in the consolidated financial statements and related footnotes.

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.3	Warrant to Purchase Stock issued to Solar Capital Ltd on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
4.6	Description of Common Stock of the Registrant	—	—	—	Filed herewith
10.1*	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2*	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 19, 2023
10.3*	Forms of agreement under 2015 Stock Option and Incentive Plan	S-1/A	333-203272	10.2	April 27, 2015
10.4	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.5	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.6*	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.7*	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016
10.8*	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.9*	Employment Agreement, dated November 1, 2017, by and between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.10*	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.11*	Employment Offer Letter by and between the Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	10-Q	001-37378	10.2	May 14, 2019
10.12†	Collaboration and License Agreement by and between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
10.13*	First Amendment to Employment Agreement dated February 5, 2021, by and the between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-K	001-37378	10.19	March 24, 2021
10.14*	aTyr Pharma, Inc. 2015 Employee Stock Purchase Plan, as amended	8-K	001-37378	10.2	April 29, 2022
10.15*	aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.3	May 10, 2022
10.16*	Forms of Grant Notice and Stock Option Agreement under aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.4	May 10, 2022
10.17	Open Market Sale AgreementSM dated April 22, 2022 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	April 22, 2022
10.18	Lease dated May 12, 2022, by and between the Registrant and San Diego Creekside, LLC	8-K	001-37378	10.1	May 16, 2022
10.19*	Non-Employee Director Compensation Policy	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
97.1	aTyr Pharma, Inc. Incentive Compensation Recoupment Policy	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibits 101)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: March 14, 2024	By	/s/ Sanjay S. Shukla
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

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 14, 2024
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 14, 2024
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ Timothy P. Coughlin	Chairman of the Board	March 14, 2024
Timothy P. Coughlin

	Director	March 14, 2024
John K. Clarke

/s/ Jane A. Gross	Director	March 14, 2024
Jane A. Gross, Ph.D.

/s/ Svetlana Lucas	Director	March 14, 2024
Svetlana Lucas, Ph.D.

/s/ Paul Schimmel	Director	March 14, 2024
Paul Schimmel, Ph.D.

/s/ Sara L. Zaknoen	Director	March 14, 2024
Sara L. Zaknoen