Form 10-Q
period 2024-03-31
aTYR PHARMA INC
filed 2024-05-02
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 69,010,940 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,808	$22,544
Available-for-sale investments	77,688	75,622
Other receivables	2,476	2,436
Prepaid expenses	9,944	2,390
Total current assets	96,916	102,992
Restricted cash	3,214	3,484
Property and equipment, net	5,353	5,531
Operating lease, right-of-use assets	5,999	6,727
Financing lease, right-of-use assets	1,639	1,788
Other assets	130	131
Total assets	$113,251	$120,653
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,893	$3,529
Accrued expenses	9,950	11,559
Current portion of operating lease liability	629	831
Current portion of financing lease liability	507	497
Total current liabilities	15,979	16,416
Long-term operating lease liability, net of current portion	11,693	12,339
Long-term financing lease liability, net of current portion	1,297	1,428
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of March 31, 2024 (unaudited) and December 31, 2023; no shares issued or outstanding as of March 31, 2024 (unaudited) and December 31, 2023	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of March 31, 2024 (unaudited) and December 31, 2023; issued and outstanding shares – 68,354,033 as of March 31, 2024 (unaudited) and 63,286,404 as of December 31, 2023	68	63
Additional paid-in capital	568,070	558,692
Accumulated other comprehensive loss	(158)	(74)
Accumulated deficit	(483,514)	(468,023)
Total aTyr Pharma, Inc. stockholders’ equity	84,466	90,658
Noncontrolling interest in Pangu BioPharma Limited	(184)	(188)
Total stockholders’ equity	84,282	90,470
Total liabilities and stockholders’ equity	$113,251	$120,653

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Revenues:
License and collaboration agreement revenues	$235	$—
Total revenues	235	—
Operating expenses:
Research and development	13,364	9,379
General and administrative	3,507	3,408
Total operating expenses	16,871	12,787
Loss from operations	(16,636)	(12,787)
Total other income (expense), net	1,149	835
Consolidated net loss	(15,487)	(11,952)
Net (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	(4)	1
Net loss attributable to aTyr Pharma, Inc.	$(15,491)	$(11,951)
Net loss per share, basic and diluted	$(0.23)	$(0.29)
Shares used in computing net loss per share, basic and diluted	66,080,593	41,897,706

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Consolidated net loss	$(15,487)	$(11,952)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(84)	185
Comprehensive loss	(15,571)	(11,767)
Comprehensive (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	(4)	1
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(15,575)	$(11,766)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three months ended March 31, 2024 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	5,045,518	5	8,638	—	—	—	8,643
Stock-based compensation	—	—	740	—	—	—	740
Net unrealized loss on investments, net of tax	—	—	—	(84)	—	—	(84)
Net gain (loss)	—	—	—	—	(15,491)	4	(15,487)
Balance as of March 31, 2024	68,354,033	$68	568,070	$(158)	$(483,514)	$(184)	$84,282

	Three Months Ended March 31, 2023 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2022	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	694,012	1	1,488	—	—	—	1,489
Issuance of common stock from underwritten follow-on public offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	619	—	—	—	619
Net unrealized gain on investments, net of tax	—	—	—	185	—	—	185
Net loss	—	—	—	—	(11,951)	(1)	(11,952)
Balance as of March 31, 2023	53,339,611	$53	$539,659	$(248)	$(429,585)	$(181)	$109,698

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(15,487)	$(11,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	80
Stock-based compensation	740	619
(Accretion) amortization of (discount) premium of available-for-sale investment securities	(811)	(419)
Amortization of right-of-use assets	592	675
Changes in operating assets and liabilities:
Other receivables	454	9,883
Prepaid expenses and other assets	(7,553)	(438)
Accounts payable and accrued expenses	(228)	(1,057)
Operating lease liability	(265)	2,019
Net cash used in operating activities	(22,380)	(590)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(1,246)
Purchases of available-for-sale investment securities	(21,339)	(46,226)
Maturities of available-for-sale investment securities	20,000	9,300
Net cash used in by investing activities	(1,356)	(38,172)
Cash flows from financing activities:
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	7,851	1,489
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	—	48,073
Principal paid on finance lease liabilities	(121)	(66)
Net cash provided by financing activities	7,730	49,496
Net change in cash, cash equivalents and restricted cash	(16,006)	10,734
Cash, cash equivalents and restricted cash at beginning of period	26,028	13,146
Cash, cash equivalents and restricted cash at the end of period	$10,022	$23,880

Cash and cash equivalents at the end of period	$6,808	$20,690
Restricted cash at the end of period	3,214	3,190
Cash, cash equivalents and restricted cash at the end of period	$10,022	$23,880

Supplemental disclosure of cash flow information:
Interest paid	$38	$46
Purchases of property and equipment in accounts payable	$34	$2,136
Right-of-use assets obtained in exchange for lease obligation	$—	$1,043

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In our opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2023, contained in our Annual Report on Form 10-K filed with the SEC on March 14, 2024. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including global geopolitical tension, armed conflicts, potential future health pandemics, labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of these evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $15.5 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $483.5 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $87.7 million as of March 31, 2024 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Restricted Cash

As of March 31, 2024, restricted cash was approximately $3.2 million, which was held as a security deposit in conjunction with our new facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

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

As a result of the foregoing legislation, we determined that we are eligible to claim an ERC benefit on qualified wages that we paid to our employees between March 2020 and September 2021. Our credit was primarily derived from qualified wages during January 2021 through September 2021 based on gross receipts for each calendar quarter in 2021 compared to the corresponding calendar quarter in 2019. We determined that we had met the requirement for a decline in gross receipts.

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

During the year ended December 31, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our consolidated balance sheets, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2023.

Allowance of Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on our balance sheet. For long-term leases with an initial term of greater than 12 months, we recognize a right-of-use asset (ROU) and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in our unaudited condensed consolidated statements of operations. For financing leases, interest expense and amortization of the ROU is included in operating expenses in our unaudited condensed consolidated statements of operations and variable lease payments are expensed as incurred.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional ROU that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional ROU. A lease modification that results in a separate contract will be accounted for in the same manner as a new lease. For a modification that is not a separate contract, we reassess the lease classification using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the lease liability for the modified lease as an adjustment to the corresponding ROU asset.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	March 31,
	2024	2023
Common stock warrants	5,864	13,760
Common stock options and restricted stock units	5,712,725	3,922,930
Employee stock purchase plan	41,862	34,588
Total	5,760,451	3,971,278

Recent Accounting Pronouncements

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024
Assets:
Current:
Cash equivalents	$3,459	$3,459	$—	$—
Available-for-sale investments:
Commercial paper	44,635	—	44,635	—
Corporate debt securities	26,142	—	26,142	—
U.S. government agencies	6,911	—	6,911	—
Total available-for-sale investments	77,688	—	77,688	—
Total assets measured at fair value	$81,147	$3,459	$77,688	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Assets:
Current:
Cash equivalents	$21,626	$21,626	$—	$—
Available-for-sale investments:
Commercial paper	31,198	—	31,198	—
Corporate debt securities	27,578	—	27,578	—
U.S. government agencies	16,846	—	16,846	—
Total available-for-sale investments	75,622	—	75,622	—
Total assets measured at fair value	$97,248	$21,626	$75,622	$—

As of March 31, 2024 and December 31, 2023, available-for-sale investments are detailed as follows (in thousands):

		March 31, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$44,708	$—	$(73)	$44,635
Corporate debt securities	Within 2 years	26,176	4	(38)	26,142
U.S. government agencies	Within 1 year	6,912	—	(1)	6,911
		$77,796	$4	$(112)	$77,688

		December 31, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$31,198	$14	$(14)	$31,198
Corporate debt securities	Within 2 years	27,607	12	(41)	27,578
U.S. government agencies	Within 1 year	16,841	26	(21)	16,846
		$75,646	$52	$(76)	$75,622

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024.

As of March 31, 2024, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of March 31, 2024, $76.7 million of our short-term investments had maturities less than one year and $1.0 million had maturities greater than one year. As of March 31, 2024, 24 out of 28 available-for-sale investments were in a gross unrealized loss position of which one available-for-sale investment with a market value of $2.0 million was in such position for greater than 12 months.

As of March 31, 2024 and December 31, 2023, accrued interest receivable on available-for-sale securities for each of the period-ended was $0.3 million.

3. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FITTM study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 2022, as we determined the milestone became probable of achievement as of December 31, 2022, with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment in February 2023. For the three months ended March 31, 2024 and 2023, we recognized $0.2 million and $0 in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. As of March 31, 2024, we received a $5.3 million allowance for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of March 31, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Future minimum payments under the facility leases and reconciliation to the operating lease liability as of March 31, 2024 were as follows (in thousands):

Operating Leases
2024	$1,263
2025	1,722
2026	1,780
2027	1,916
2028 and thereafter	11,812
Less: Amount representing interest	(6,171)
Present value of lease payments	12,322
Less: Current portion of operating lease liability	(629)
Long-term operating lease liability, net of current portion	$11,693

For each of the three months ended March 31, 2024 and 2023, we recorded an operating lease expense of $0.3 million and $0.7 million, respectively. As of March 31, 2024, the weighted-average remaining lease term was 9.3 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of March 31, 2024 were as follows (in thousands):

Financing Leases
2024	$475
2025	634
2026	676
2027	264
Less: Amount representing interest	(245)
Present value of lease payments	1,804
Less: Current portion of financing lease liability	(507)
Long-term financing lease liability, net of current portion	$1,297

As of March 31, 2024, the weighted-average remaining lease term was 2.8 years and the weighted-average discount rate was 8.3%. As of March 31, 2024, we have a $2.5 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

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

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the three months ended March 31, 2024, we sold an aggregate of 5,045,518 shares of common stock at a weighted-average price of $1.79 per share for net proceeds of approximately $8.6 million under the Jefferies ATM Offering Program of which $0.8 million was included in other receivables as of March 31, 2024.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

March 31, 2024
Common stock warrants	5,864
Common stock options and restricted stock units	5,712,725
Shares available under the 2015 equity incentive plan	2,238,757
Shares available under the 2022 inducement plan	106,483
Shares available under the employee stock purchase plan	727,311
8,791,140

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2024:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	3,956,827	$6.00
Granted	1,750,098	$1.50
Canceled/forfeited/expired	(35,416)	$4.64
Outstanding as of March 31, 2024	5,671,509	$4.62

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.94 – 6.02	$6.02
Risk-free interest rate	3.8% – 4.0%	4.0%
Expected volatility	80.3% – 80.5%	82.0%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2024:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	63,327	$5.45
Released	(22,111)	$5.39
Balance as of March 31, 2024	41,216	$5.48

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$169	$129
General and administrative	571	490
Total stock-based compensation expense	$740	$619

6. Subsequent Events

From April 1, 2024 through April 30, 2024, we sold an aggregate of 656,907 shares of common stock at a weighted-average price of $1.76 through the Jefferies ATM Offering Program for net proceeds of $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report), our audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 14, 2024 (2023 Annual Report).

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

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FITTM study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study is currently enrolling and intends to enroll up to 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan. The study design incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by forced vital capacity (FVC) and health-related quality of life assessments and questionnaires (KSQ lung score). In September 2022, we dosed the first patient in this study. Additionally, during 2023, we had a data and safety monitoring board (DSMB) review of our EFZO-FIT study. The DSMB concluded that the study could continue unmodified. We expect to complete enrollment in the study in the second quarter of 2024.

In February 2024, we announced an Individual Patient Expanded Access Program (Individual Patient EAP). The Individual Patient EAP has been initiated based on blinded EFZO-FIT study investigator and patient participant feedback. The program is designed to allow access for patients who complete the Phase 3 EFZO-FIT study and wish to receive treatment with efzofitimod outside of the clinical trial. The administration of efzofitimod as part of the Individual Patient EAP will occur independent of the EFZO-FIT study protocol, and we, principal investigators and patients will remain blinded to the treatment that occurred as part of the EFZO-FIT study. As this Individual Patient EAP will occur independent of the EFZO-FIT study, this program is not an open-label extension (OLE) and no long-term data will be collected by us.

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECTTM study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. The study was initiated in the third quarter of 2023, and in October 2023, we dosed the first patient in this study.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2024, we had an accumulated deficit of $483.5 million and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2024, we had cash, cash equivalents, restricted cash and available-for-sale investments of $87.7 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors – Risks related to our financial condition and need for additional capital – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through March 31, 2024, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the three months ended March 31, 2024, we sold an aggregate of 5,045,518 shares of common stock at a weighted-average price of $1.79 per share for net proceeds of approximately $8.6 million under the Jefferies ATM Offering Program of which $0.8 million was included in other receivables as of March 31, 2024.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(22,380)	$(590)
Investing activities	(1,356)	(38,172)
Financing activities	7,730	49,496
Net change in cash, cash equivalents and restricted cash	$(16,006)	$10,734

Operating activities. Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $22.4 million and $0.6 million, respectively. The net cash used during the three months ended March 31, 2024 was primarily due to increased costs for the on-going clinical trials for efzofitimod and upfront payments for manufacturing efforts and preparation toward a possible biologics license application (BLA) for efzofitimod. The net cash used during the three months ended March 31, 2023 was lower primarily due to the receipt of a $10.0 million milestone from the Kyorin Agreement and lower clinical trial costs for the EFZO-FIT and EFZO-CONNECT studies.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $1.4 million and $38.2 million, respectively. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than two years.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was $8.5 million and $49.5 million, respectively. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of $8.6 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs of which $0.8 million was included in accounts receivable as of March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of $48.1 million in net proceeds from the underwritten follow-on public offering and $1.5 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs.

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

Our future capital requirements are difficult to forecast and will depend on many factors. Refer to Part II, Item 1A, "Risk Factors - Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.” for a discussion of these factors.

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

As of March 31, 2024, our material cash requirements from known contractual and other obligations consisted primarily of (i) operating leases for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. As of March 31, 2024, we received a $5.3 million allowance for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of March 31, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $1.8 million as of March 31, 2024. Additionally, as of March 31, 2024, we have $2.5 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of March 31, 2024.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of March 31, 2024. All intercompany transactions and balances are eliminated in consolidation.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of, and clinical trials for, our product candidates, and to research efforts for potential therapeutics based on tRNA synthetase biology. These expenses consist primarily of:

•
salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and product development functions;
•
costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our scientific, therapeutic and clinical advisory board;
•
costs to acquire, develop and manufacture preclinical study and clinical trial materials with contracted development and manufacturing organizations (CDMOs);
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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2023 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2023 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Increase
License and collaboration agreement revenues	$235	$—	$235
Research and development expenses	13,364	9,379	3,985
General and administrative expenses	3,507	3,408	99
Other income (expense), net	1,149	835	314

License and collaboration agreement revenues. Revenues of $0.2 million for the three months ended March 31, 2024 consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study. There were no activities that triggered revenues during the same period in the prior year.

Research and development expenses. Research and development expenses were $13.4 million and $9.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $4.0 million was due primarily to an increase of $3.7 million in clinical trial costs for the EFZO-FIT and EFZO-CONNECT studies and an increase of $0.8 million in manufacturing costs due to preparation toward a possible BLA for efzofitimod. These increases were partially offset by a $0.4 million reduction in research and development costs.

General and administrative expenses. General and administrative expenses were consistent at $3.5 million and $3.4 million for each of the three months ended March 31, 2024 and 2023, respectively.

Other income, net. Other income, net was $1.1 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily a result of higher interest rates.

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements (Unaudited) – Note 1 – Recent Accounting Pronouncements of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we are required to file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report and in our other public filings with the SEC. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our other public filings when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), which was filed with the SEC on March 14, 2024.

Risks related to the discovery, development and regulation of our product candidates

We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing or planned clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, we may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our EFZO-FIT study and our Phase 2 study in systemic sclerosis (SSc also known as scleroderma) associated-interstitial lung disease (ILD) (SSc-ILD) (the EFZO-CONNECT study) or future clinical trials. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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
•
delays in reaching consensus with regulatory agencies on trial design, including the endpoints for our EFZO-FIT study, and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
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
•
evolving global geopolitical tension, armed conflicts and macroeconomic developments; and
•
diminished protection of intellectual property in some countries.

Further, the integrity of data from any clinical trials conducted outside of the United States may not be acceptable to the FDA.

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates, or safety, tolerability or toxicity issues that may occur in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Generalized infusion related reactions (IRRs) and other complications or side effects could harm further development and/or commercialization of our product candidates, including efzofitimod. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure you that these or other risks will not occur in any of our clinical trials our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations. If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or other safety concerns caused by such products, a number of potentially significant negative consequences could result. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2024, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $87.7 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing Ukraine-Russian conflict, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Ukraine-Russia conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Similarly, the conflict in the Middle East has resulted, and may continue to result, in disruptions to trade and supply chain continuity, and has increased supply chain costs, the full effects of which remains uncertain. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of efzofitimod. As a result, our business and results of operations may be adversely affected by the ongoing Ukraine-Russia conflict and the conflict in the Middle East, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

In addition, global economic and business activities continue to face widespread macroeconomic uncertainties, including global geopolitical tension, armed conflicts, potential future health pandemics, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, inflation and monetary supply shifts, and recession risks, which has resulted in further volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The ultimate long-term impact of the ongoing Ukraine-Russia conflict, the conflict in the Middle East, and other evolving geopolitical and macroeconomic conditions on our business is uncertain, although we continue to actively monitor the impact of these factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $15.5 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $483.5 million.

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

Risks related to our business operations

We may use our financial and human resources to pursue a particular business strategy, research program or product candidate and fail to capitalize on strategies, programs or product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based on analysis from an independent consultant that we engaged during 2022 and our own modeling, we estimate that there is a $2-3 billion dollar market opportunity in pulmonary sarcoidosis and SSc-ILD. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.*

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. Any such restructuring activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

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

We are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations, industry standards, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition, including a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.*

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (Process or Processing) personal data and other sensitive information, including information we or the third parties with whom we work (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

Therefore, our data Processing activities subject us to numerous data privacy and security laws, regulations, rules, guidance, and industry standards as well as external and internal data privacy and security policies, contractual requirements and other obligations that apply to the Processing of personal (and other sensitive) data both by us and the third parties with whom we work (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, becoming increasingly stringent, creating uncertainty, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. These Data Protection Requirements may require us to change our business model. New Data Protection Requirements may be proposed or enacted. Additionally, given the breadth and evolving nature of Data Protection Requirements (and consumers’ data privacy expectations), preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party with whom we work. We may at times fail (or be perceived to have failed) in our efforts to comply with our Data Protection Requirements. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could bring a variety of claims (including class claims and mass arbitration demands) against us for our actual or perceived failure to comply with the Data Protection Requirements. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, or third parties with whom we work; interrupt or stop our clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; require us to revise, restructure or substantially change our operations; or otherwise materially adversely affect our operations (each, a Material Adverse Impact).

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). and other similar laws (e.g. wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data Processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the CPRA expanded the CCPA’s requirements and established a regulatory agency to implement and enforce the law. Other states have also passed or are considering comprehensive privacy laws, with actions also being considered at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data Processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data Processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties with whom we work.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU and UK GDPR’s cross-border data transfer limitations.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modified certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through April 30, 2024 the closing price of our common stock has ranged between $1.11 and $2.57 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of April 30, 2024, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 37.7% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the three months ended March 31, 2024, we sold an aggregate of 5,045,518 shares of common stock at a weighted-average price of $1.79 per share for net proceeds of approximately $8.6 million under the Jefferies ATM Offering Program of which $0.8 million was included in accounts receivable as of March 31, 2024.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.*

We have incurred substantial losses during our history, we do not expect to become profitable in the near future and we may never achieve profitability. Net operating loss (NOL) carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We have experienced ownership changes in the past, and may experience future ownership changes, under Section 382 of the Code that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

If our information technology systems or data, or those maintained by the third parties with whom we work, are or were compromised, this could result in a Material Adverse Impact.*

In the ordinary course of our business, we and the third parties with whom we work Process (as defined above) proprietary, confidential and sensitive information, including personal data (including key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third party partners (collectively, Sensitive Information).

We and the third parties with whom we work utilize information technology systems to Process Sensitive Information in connection with our business activities, and we face a variety of evolving threats that could cause security incidents.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to conduct our business.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks; credential stuffing; credential harvesting; malware (including as a result of advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); server malfunctions; software or hardware failures; supply-chain attacks; loss of data or other computer assets; attacks enhanced or facilitated by AI; and other similar issues. Particularly, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts (as defined above). To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

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

We use third parties, including service providers and subprocessors, to help us operate our business and engage in Processing or otherwise share Sensitive Information with our partners or other third parties in conjunction with our business. These third parties and their technologies operate critical business systems to Process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience Material Adverse Impacts. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that we, or the third parties with whom we work, will be successful in preventing a security incident or mitigating their effects. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including that of third parties with whom we work, on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Furthermore, applicable Data Protection Requirements may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts.

If we or the third parties with whom we work experience or in the future experience (or are perceived to have experienced) any security incident(s), we could suffer reputational harm, face litigation or adverse regulatory actions, fines, other penalties, audits, inspections, additional reporting requirements and/or oversight, restrictions on Processing Sensitive Information, indemnification obligations, negative publicity, business interruptions, and diversion of funds. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. As a result, we could experience Material Adverse Impacts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on June 30, 2017	10-Q	001-37378	4.7	August 14, 2017
4.3	Warrant to Purchase Stock issued to Solar Capital Ltd. on June 30, 2017	10-Q	001-37378	4.8	August 14, 2017
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.5	Warrant to Purchase Stock issued to Solar Capital Ltd. on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	First Amendment to Lease by and between the Registrant and San Diego Creekside, LLC, dated April 8, 2024	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: May 2, 2024	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)