Form 10-Q
period 2024-06-30
aTYR PHARMA INC
filed 2024-08-13
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37378

ATYR PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3435077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10240 Sorrento Valley, Suite 300, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 731-8389

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ATYR	The Nasdaq Capital Market

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

As of August 9, 2024, there were 75,796,198 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,805	$22,544
Available-for-sale investments	71,677	75,622
Other receivables	1,628	2,436
Prepaid expenses	10,187	2,390
Total current assets	90,297	102,992
Restricted cash	2,896	3,484
Property and equipment, net	5,184	5,531
Operating lease, right-of-use assets	5,942	6,727
Financing lease, right-of-use assets	1,490	1,788
Other assets	130	131
Total assets	$105,939	$120,653
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,255	$3,529
Accrued expenses	9,409	11,559
Current portion of operating lease liability	656	831
Current portion of financing lease liability	517	497
Total current liabilities	11,837	16,416
Long-term operating lease liability, net of current portion	11,514	12,339
Long-term financing lease liability, net of current portion	1,164	1,428
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of June 30, 2024 (unaudited) and December 31, 2023; no shares issued or outstanding as of June 30, 2024 (unaudited) and December 31, 2023	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of June 30, 2024 (unaudited) and December 31, 2023; issued and outstanding shares – 75,796,198 as of June 30, 2024 (unaudited) and 63,286,404 as of December 31, 2023	76	63
Additional paid-in capital	581,520	558,692
Accumulated other comprehensive loss	(168)	(74)
Accumulated deficit	(499,820)	(468,023)
Total aTyr Pharma, Inc. stockholders’ equity	81,608	90,658
Noncontrolling interest in Pangu BioPharma Limited	(184)	(188)
Total stockholders’ equity	81,424	90,470
Total liabilities and stockholders’ equity	$105,939	$120,653

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$—	$235	$—
Total revenues	—	—	235	—
Operating expenses:
Research and development	13,973	9,840	27,337	19,219
General and administrative	3,342	3,718	6,849	7,126
Total operating expenses	17,315	13,558	34,186	26,345
Loss from operations	(17,315)	(13,558)	(33,951)	(26,345)
Total other income (expense), net	1,009	1,216	2,158	2,051
Consolidated net loss	(16,306)	(12,342)	(31,793)	(24,294)
Net (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	—	4	(4)	5
Net loss attributable to aTyr Pharma, Inc.	$(16,306)	$(12,338)	$(31,797)	$(24,289)
Net loss per share, basic and diluted	$(0.23)	$(0.22)	$(0.46)	$(0.50)
Shares used in computing net loss per share, basic and diluted	72,284,351	55,143,805	69,204,401	48,557,347

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Consolidated net loss	$(16,306)	$(12,342)	$(31,793)	$(24,294)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(10)	(85)	(94)	100
Comprehensive loss	(16,316)	(12,427)	$(31,887)	$(24,194)
Comprehensive (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	—	4	(4)	5
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(16,316)	$(12,423)	$(31,891)	$(24,189)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Six Months Ended June 30, 2024 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	5,045,518	5	8,638	—	—	—	8,643
Stock-based compensation	—	—	740	—	—	—	740
Net unrealized loss on investments, net of tax	—	—	—	(84)	—	—	(84)
Net gain (loss)	—	—	—	—	(15,491)	4	(15,487)
Balance as of March 31, 2024	68,354,033	68	568,070	(158)	(483,514)	(184)	84,282
Issuance of common stock pursuant to employee stock purchase plan	39,364	—	39	—	—	—	39
Issuance of common stock from at-the-market offerings, net of offering costs	7,402,801	8	12,684	—	—	—	12,692
Stock-based compensation	—	—	727	—	—	—	727
Net unrealized loss on investments, net of tax	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(16,306)	—	(16,306)
Balance as of June 30, 2024	75,796,198	$76	$581,520	$(168)	$(499,820)	$(184)	$81,424

	Three and Six Months Ended June 30, 2023 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2022	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	694,012	1	1,488	—	—	—	1,489
Issuance of common stock from underwritten follow-on public offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	619	—	—	—	619
Net unrealized gain on investments, net of tax	—	—	—	185	—	—	185
Net loss	—	—	—	—	(11,951)	(1)	(11,952)
Balance as of March 31, 2023	53,339,611	53	539,659	(248)	(429,585)	(181)	109,698
Issuance of common stock pursuant to employee stock purchase plan	32,363	—	65	—	—	—	65
Issuance of common stock upon release of restricted stock units	36,000	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	3,638,198	4	8,054	—	—	—	8,058
Stock-based compensation	—	—	658	—	—	—	658
Net unrealized loss on investments, net of tax	—	—	—	(85)	—	—	(85)
Net loss	—	—	—	—	(12,338)	(4)	(12,342)
Balance as of June 30, 2023	57,046,172	$57	$548,436	$(333)	$(441,923)	$(185)	$106,052

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(31,793)	$(24,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	241
Stock-based compensation	1,467	1,277
Accretion of available-for-sale investment securities	(1,546)	(1,301)
Amortization of right-of-use assets	798	1,100
Gain on disposal of property and equipment	—	(13)
Changes in operating assets and liabilities:
Other receivables	510	10,554
Prepaid expenses and other assets	(7,796)	(1,492)
Accounts payable and accrued expenses	(4,407)	(1,019)
Operating lease liability	(417)	2,347
Net cash used in operating activities	(42,829)	(12,600)
Cash flows from investing activities:
Purchases of property and equipment	(25)	(3,641)
Purchases of available-for-sale investment securities	(40,127)	(68,702)
Maturities of available-for-sale investment securities	45,524	30,000
Proceeds from sale of property and equipment	—	15
Net cash provided by (used in) by investing activities	5,372	(42,328)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	39	65
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	21,335	9,547
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	—	48,073
Principal paid on finance lease liabilities	(244)	(171)
Net cash provided by financing activities	21,130	57,514
Net change in cash, cash equivalents and restricted cash	(16,327)	2,586
Cash, cash equivalents and restricted cash at beginning of period	26,028	13,146
Cash, cash equivalents and restricted cash at the end of period	$9,701	$15,732

Cash and cash equivalents at the end of period	$6,805	$12,313
Restricted cash at the end of period	2,896	3,419
Cash, cash equivalents and restricted cash at the end of period	$9,701	$15,732

Supplemental disclosure of cash flow information:
Interest paid	$74	$94
Purchases of property and equipment in accounts payable	$34	$548
Right-of-use assets obtained in exchange for lease obligation	$—	$1,938

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

Principles of Consolidation

Our unaudited interim condensed consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma Limited (Pangu BioPharma). All intercompany transactions and balances are eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In our opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2023, contained in our Annual Report on Form 10-K filed with the SEC on March 14, 2024. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $16.3 million and $31.8 million for the three and six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $499.8 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $81.4 million as of June 30, 2024 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Restricted Cash

As of June 30, 2024, restricted cash was approximately $2.9 million, which was held as a security deposit in conjunction with our facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

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

As a result of the foregoing legislation, we determined that we were eligible to claim an ERC benefit on qualified wages that we paid to our employees between March 2020 and September 2021. Our credit was primarily derived from qualified wages during January 2021 through September 2021 based on gross receipts for each calendar quarter in 2021 compared to the corresponding calendar quarter in 2019. We determined that we had met the requirement for a decline in gross receipts.

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

Allowance of Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on our unaudited interim condensed consolidated balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

Use of Estimates

Our unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure for these items in our unaudited interim condensed consolidated financial statements and accompanying notes. The most significant estimates in our unaudited interim condensed consolidated financial statements relate to clinical trial and research and development expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ materially from these estimates and assumptions.

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

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on our balance sheet. For long-term leases with an initial term of greater than 12 months, we recognize a right-of-use asset (ROU) and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in our unaudited interim condensed consolidated statements of operations. For financing leases, interest expense and amortization of the ROU is included in operating expenses in our unaudited interim condensed consolidated statements of operations and variable lease payments are expensed as incurred.

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

Our ROU assets consist of a non-cancelable operating lease for our corporate headquarters and financing leases. Financing leases consist of leases for various research and development and information technology equipment.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2024	2023
Common stock warrants	2,886	13,760
Common stock options and restricted stock units	5,853,181	4,033,293
Employee stock purchase plan	37,023	31,155
Total	5,893,090	4,078,208

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024
Assets:
Current:
Cash equivalents	$5,083	$5,083	$—	$—
Available-for-sale investments:
Commercial paper	41,173	—	41,173	—
Corporate debt securities	23,562	—	23,562	—
U.S. government agencies	6,942	—	6,942	—
Total available-for-sale investments	71,677	—	71,677	—
Total assets measured at fair value	$76,760	$5,083	$71,677	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Assets:
Current:
Cash equivalents	$21,626	$21,626	$—	$—
Available-for-sale investments:
Commercial paper	31,198	—	31,198	—
Corporate debt securities	27,578	—	27,578	—
U.S. government agencies	16,846	—	16,846	—
Total available-for-sale investments	75,622	—	75,622	—
Total assets measured at fair value	$97,248	$21,626	$75,622	$—

As of June 30, 2024 and December 31, 2023, available-for-sale investments are detailed as follows (in thousands):

		June 30, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$41,245	$—	$(72)	$41,173
Corporate debt securities	Within 1 year	23,603	—	(41)	23,562
U.S. government agencies	Within 1 year	6,947	1	(6)	6,942
		$71,795	$1	$(119)	$71,677

		December 31, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$31,198	$14	$(14)	$31,198
Corporate debt securities	Within 2 years	27,607	12	(41)	27,578
U.S. government agencies	Within 1 year	16,841	26	(21)	16,846
		$75,646	$52	$(76)	$75,622

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited interim condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2024.

As of June 30, 2024, all available-for-sale investments had a variety of effective maturity dates of less than one year. As of June 30, 2024, 25 out of 27 available-for-sale investments were in a gross unrealized loss position of which four available-for-sale investments with a market value of $8.0 million were in such position for greater than 12 months.

As of June 30, 2024 and December 31, 2023, accrued interest receivable on available-for-sale securities for each of the period-ended was $0.3 million.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 31, 2022, as we determined the milestone became probable of achievement as of December 31, 2022, with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment in February 2023. For the three and six months ended June 30, 2024, we recognized $0 and $0.2 million in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study. We did not recognize any revenue from Kyorin during the three and six months ended June 30, 2023.

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

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. As of June 30, 2024, we received $5.3 million in allowance payments for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Future minimum payments under the facility leases and reconciliation to the operating lease liability as of June 30, 2024 were as follows (in thousands):

Operating Leases
2024	$842
2025	1,722
2026	1,780
2027	1,916
2028 and thereafter	11,812
Less: Amount representing interest	(5,902)
Present value of lease payments	12,170
Less: Current portion of operating lease liability	(656)
Long-term operating lease liability, net of current portion	$11,514

For the three months ended June 30, 2024 and 2023, we recorded an operating lease expense of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded an operating lease expense of $0.7 million and $1.1 million, respectively. As of June 30, 2024, the weighted-average remaining lease term was 9.0 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of June 30, 2024 were as follows (in thousands):

Financing Leases
2024	$317
2025	634
2026	676
2027	264
Less: Amount representing interest	(210)
Present value of lease payments	1,681
Less: Current portion of financing lease liability	(517)
Long-term financing lease liability, net of current portion	$1,164

As of June 30, 2024, the weighted-average remaining lease term was 2.5 years and the weighted-average discount rate was 8.3%. As of June 30, 2024, we have a $2.2 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

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

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2024, we sold an aggregate of 12,448,319 shares of common stock at a weighted-average price of $1.77 per share for net proceeds of approximately $21.3 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

June 30, 2024
Common stock warrants	2,886
Common stock options and restricted stock units	5,853,181
Shares available under the 2015 equity incentive plan	5,100,626
Shares available under the 2022 inducement plan	104,158
Shares available under the employee stock purchase plan	687,947
11,748,798

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2024:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	3,956,827	$6.00
Granted	1,903,498	$1.53
Canceled/forfeited/expired	(48,360)	$4.45
Outstanding as of June 30, 2024	5,811,965	$4.55

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.50 – 5.72	5.51 – 6.09	5.50 – 6.02	5.51 – 6.09
Risk-free interest rate	4.5%	3.6% – 3.8%	3.8% – 4.5%	3.6% – 4.0%
Expected volatility	76.7% – 77.1%	81.8% – 83.0%	76.7% – 80.5%	81.8% – 83.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2024:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	63,327	$5.45
Released	(22,111)	$5.39
Balance as of June 30, 2024	41,216	$5.48

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$166	$152	$335	$281
General and administrative	561	506	1,132	996
Total stock-based compensation expense	$727	$658	$1,467	$1,277

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report), our audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 14, 2024 (2023 Annual Report).

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

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FITTM study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. We expected the study to enroll up to 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan. The study design incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by forced vital capacity (FVC) and health-related quality of life assessments and questionnaires (KSQ lung score). In September 2022, we dosed the first patient in the study. During 2023 and 2024, we have had data and safety monitoring board (DSMB) reviews of our EFZO-FIT study. The DSMB reviews concluded that the study could continue unmodified. In July 2024, we completed enrollment of 268 patients, exceeding target enrollment. Topline data from the study are anticipated in the third quarter of 2025.

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

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECTTM study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an open label extension (OLE) to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. Based on current enrollment projections, we expect to report interim data from the study in the second quarter of 2025.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2024, we had an accumulated deficit of $499.8 million and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2024, we had cash, cash equivalents, restricted cash and available-for-sale investments of $81.4 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors – Risks related to our financial condition and need for additional capital – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through June 30, 2024, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2024, we sold an aggregate of 12,448,319 shares of common stock at a weighted-average price of $1.77 per share for net proceeds of approximately $21.3 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(42,829)	$(12,600)
Investing activities	5,372	(42,328)
Financing activities	21,130	57,514
Net change in cash, cash equivalents and restricted cash	$(16,327)	$2,586

Operating activities. Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $42.8 million and $12.6 million, respectively. The net cash used during the six months ended June 30, 2024 was primarily due to increased costs for the EFZO-FIT and EFZO-CONNECT studies and upfront payments for manufacturing efforts toward and preparation for a possible biologics license application (BLA) for efzofitimod. The net cash used during the six months ended June 30, 2023 was lower primarily due to the receipt of a $10.0 million milestone from the Kyorin Agreement and lower clinical trial costs for the EFZO-FIT and EFZO-CONNECT studies.

Investing activities. Net cash provided by (used in) investing activities for the six months ended June 30, 2024 and 2023 was $5.4 million and $(42.3) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was $21.1 million and $57.5 million, respectively. Net cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of $21.3 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program. Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of $48.1 million in net proceeds from the underwritten follow-on public offering and $9.5 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs.

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

Our future capital requirements are difficult to forecast and will depend on many factors. Refer to Part II, Item 1A, "Risk Factors – Risks related to our financial condition and need for additional capital – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.” for a discussion of these factors.

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

As of June 30, 2024, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. As of June 30, 2024, we received $5.3 million in allowance payments for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Financing Lease

In April 2022, we entered into a master financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities totaled $1.7 million as of June 30, 2024. Additionally, as of June 30, 2024, we have $2.2 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of June 30, 2024.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited interim condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of June 30, 2024. All intercompany transactions and balances are eliminated in consolidation.

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
•
costs incurred under clinical trial agreements with contract research organizations (CROs) and investigative sites;
•
costs for laboratory supplies; and
•
allocated facilities, depreciation and other allocable expenses.

Product candidates in later stages of clinical development, such as efzofitimod, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We primarily outsource our clinical trial administration to CROs, and we outsource our manufacturing of clinical trial materials to CDMOs. These outsourced expenses are typically substantially higher than the expenses we incur on our other product candidates which are all currently in preclinical development. As such, we separately track and report on the majority of our research and development expenses associated with the advancement of efzofitimod. For our candidates in preclinical development, the nature of the research and development expenses incurred to advance these candidates is primarily internal personnel and laboratory supply expenses. We do not fully track or allocate these internal expenses between preclinical product candidates because the expenses can often be shared between candidates. We also incur other shared expenses to support our research and development efforts such as facilities expenses, and these expenses are not allocated to efzofitimod or our preclinical product candidates. Additionally, non-cash research and development expenses such as depreciation and stock-based compensation are not tracked or allocated between product candidates and are shared among all product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited interim condensed consolidated financial statements, as well as the reported expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2023 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2023 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase /
	2024	2023	(Decrease)
Research and development expenses:
Efzofitimod expenses	$11,335	$6,829	$4,506
Preclinical development and other shared research and development expenses	2,315	2,718	(403)
Non-cash expenses (depreciation and stock-based compensation)	323	293	30
Total research and development expenses	13,973	9,840	4,133

General and administrative expenses:
Non-cash expenses (depreciation and stock-based compensation)	582	525	57
Other general and administrative expenses	2,760	3,193	(433)
Total general and administrative expenses	3,342	3,718	(376)

Other income (expense), net	1,009	1,216	(207)

Research and development expenses. Research and development expenses were $14.0 million and $9.8 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $4.1 million was primarily attributable to an increase of $4.5 million in efzofitimod expenses, which was primarily due to the advancement of the EFZO-FIT study in patient enrollment activity as well as increased manufacturing efforts for preparation toward a possible BLA for efzofitimod. Preclinical development and other shared research and development expenses decreased by $0.4 million, and this decrease was primarily attributable to reduced discovery costs for our preclinical product candidates. Non-cash expenses were relatively consistent at $0.3 million in each period.

General and administrative expenses. General and administrative expenses were $3.3 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.4 million was attributable to reduced facilities costs as we fully transitioned into our corporate headquarters facility in March 2023 as well as reduced costs of insurance. Non-cash expenses were relatively consistent at $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively.

Other income, net. Other income, net was $1.0 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily a result of lower cash balance as compared to the same period in the prior year.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase /
	2024	2023	(Decrease)
License and collaboration agreement revenues	$235	$—	$235
Research and development expenses:
Efzofitimod expenses	22,299	13,212	9,087
Preclinical development and other shared research and development expenses	4,389	5,512	(1,123)
Non-cash expenses (depreciation and stock-based compensation)	649	495	154
Total research and development expenses	27,337	19,219	8,118

General and administrative expenses:
Non-cash expenses (depreciation and stock-based compensation)	1,173	1,024	149
Other general and administrative expenses	5,676	6,102	(426)
Total general and administrative expenses	6,849	7,126	(277)

Other income (expense), net	2,158	2,051	107

License and collaboration agreement revenues. Revenues of $0.2 million for the six months ended June 30, 2024 consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study. There were no activities that triggered revenues during the same period in the prior year.

Research and development expenses. Research and development expenses were $27.3 million and $19.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $8.1 million was due primarily to an increase of $9.1 million in efzofitimod expenses, which was primarily due to the advancement of the EFZO-FIT study in patient enrollment activity as well as increased manufacturing efforts for preparation toward a possible BLA for efzofitimod. Preclinical development and other shared research and development expenses decreased by $1.1 million, and this decrease was primarily attributable to reduced discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.2 million primarily due to increased non-cash depreciation expense associated with tenant improvements to our corporate headquarters facility.

General and administrative expenses. General and administrative expenses were $6.8 million and $7.1 million for each of the six months ended June 30, 2024 and 2023, respectively. The decrease of $0.3 million was attributable to reduced facilities costs as we fully transitioned into our corporate headquarters facility in March 2023 as well as reduced costs of insurance. Non-cash expenses increased by $0.1 million primarily due to increased non-cash stock-based compensation expenses.

Other income, net. Other income, net was relatively consistent at $2.2 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

Risks related to the discovery, development and regulation of our product candidates

We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing clinical trials, including our EFZO-FIT study and our Phase 2 study in systemic sclerosis (SSc, also known as scleroderma) associated-interstitial lung disease (ILD) (SSc-ILD) (the EFZO-CONNECT study), or planned clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, we may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our clinical trials. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. For example, we are conducting the EFZO-CONNECT study in patients with SSc-ILD, where it is estimated that approximately 100,000 people in the United States are affected by SSc and up to 80% may develop ILD. In addition to the limited potential patient population, the eligibility criteria may further limit the pool of available participants in the EFZO-CONNECT study. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons.

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

Data generated in our preclinical studies and patient sample data relating to the immunomodulatory domain of HARS, including efzofitimod, may not be predictive or indicative of the immunomodulatory activity or therapeutic effects, if any, of our product candidates in patients.*

Our scientists discovered the activity of the immunomodulatory domain of HARS, including efzofitimod, using in vitro and in vivo screening systems designed to test potential immunomodulatory activity in animal models of immune activity or inflammation. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of efzofitimod in patients with ILD.

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immunomodulatory activity of efzofitimod may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of neuropilin-2 (NRP2) in the mechanism of action of efzofitimod, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Although we were able to establish clinical proof-of-concept for efzofitimod in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, this may not be validated in other clinical trials. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

We have previously conducted and we or our third party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and is participating in the EZFO-FIT study. In July 2024, we completed enrollment of the EFZO-FIT study with a total of 268 subjects in centers in the United States, Europe, Brazil, as well as centers in Japan where our partner Kyorin led the enrollment effort.

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

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates, or safety, tolerability or toxicity issues that may occur in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Generalized infusion related reactions (IRRs) and other complications or side effects could harm further development and/or commercialization of our product candidates, including efzofitimod. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure you that these or other risks will not occur in any clinical trials for our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of a negative autoimmune response from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations. If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or other safety concerns caused by such products, a number of potentially significant negative consequences could result. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2024, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $81.4 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $31.8 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $499.8 million.

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

We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.*

From time to time, we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. Any such restructuring activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to a variety of risks associated with international operations that could materially adversely affect our business.*

We currently conduct certain research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted and funded an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and has joined the EFZO-FIT study, a global Phase 3 clinical trial in which we have enrolled 268 subjects at multiple centers in United States, Europe, Brazil and Japan. If any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets; different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation, monetary supply shifts, higher interest rates and tightening of credit markets; political instability in particular foreign economies and markets, including global geopolitical tension and armed conflicts; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues and other obligations incident to doing business in another country; and the global impacts of potential future health pandemics.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products, if approved, could limit our ability to market those products and decrease our ability to generate revenue.*

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through August 9, 2024 the closing price of our common stock has ranged between $1.11 and $2.57 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of August 9, 2024, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 27.0% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2024, we sold an aggregate of 12,448,319 shares of common stock at a weighted-average price of $1.77 per share for net proceeds of approximately $21.3 million under the Jefferies ATM Offering Program.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We have experienced ownership changes in the past, and may experience future ownership changes, under Section 382 of the Code that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

We have broad discretion in the use of our cash, cash equivalents and available-for-sale investments and are exposed to risks related to the marketable securities we may purchase.*

We have considerable discretion in the application of our existing cash, cash equivalents and available-for-sale investments. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. In addition, pending their use, we may invest our existing cash in certain short-term investments, including but not limited to investment-grade, interest-bearing securities. Historically, investment in these securities has been highly liquid and has experienced only very limited defaults. However, volatility in the financial markets in recent years has created additional uncertainty regarding the liquidity and safety of these investments. Additionally, we may use this cash, cash equivalents and available-for-sale investments for purposes that do not yield a significant return or any return at all for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.3	Warrant to Purchase Stock issued to Solar Capital Ltd. on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 29, 2024
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: August 13, 2024	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)