Form 10-Q
period 2024-09-30
aTYR PHARMA INC
filed 2024-11-07
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, there were 83,942,407 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,458	$22,544
Available-for-sale investments	54,529	75,622
Other receivables	1,831	2,436
Prepaid expenses	8,499	2,390
Total current assets	76,317	102,992
Restricted cash	2,926	3,484
Property and equipment, net	5,021	5,531
Operating lease, right-of-use assets	5,881	6,727
Financing lease, right-of-use assets	1,341	1,788
Other assets	130	131
Total assets	$91,616	$120,653
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,949	$3,529
Accrued expenses	8,958	11,559
Current portion of operating lease liability	683	831
Current portion of financing lease liability	528	497
Total current liabilities	14,118	16,416
Long-term operating lease liability, net of current portion	11,331	12,339
Long-term financing lease liability, net of current portion	1,028	1,428
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of September 30, 2024 (unaudited) and December 31, 2023; no shares issued or outstanding as of September 30, 2024 (unaudited) and December 31, 2023	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of September 30, 2024 (unaudited) and December 31, 2023; issued and outstanding shares – 75,811,286 as of September 30, 2024 (unaudited) and 63,286,404 as of December 31, 2023	76	63
Additional paid-in capital	582,292	558,692
Accumulated other comprehensive gain (loss)	36	(74)
Accumulated deficit	(517,079)	(468,023)
Total aTyr Pharma, Inc. stockholders’ equity	65,325	90,658
Noncontrolling interest in Pangu BioPharma Limited	(186)	(188)
Total stockholders’ equity	65,139	90,470
Total liabilities and stockholders’ equity	$91,616	$120,653

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$353	$235	$353
Total revenues	—	353	235	353
Operating expenses:
Research and development	14,807	10,319	42,144	29,538
General and administrative	3,336	2,649	10,185	9,775
Total operating expenses	18,143	12,968	52,329	39,313
Loss from operations	(18,143)	(12,615)	(52,094)	(38,960)
Total other income (expense), net	882	1,273	3,040	3,324
Consolidated net loss	(17,261)	(11,342)	(49,054)	(35,636)
Net loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	2	2	(2)	7
Net loss attributable to aTyr Pharma, Inc.	$(17,259)	$(11,340)	$(49,056)	$(35,629)
Net loss per share, basic and diluted	$(0.23)	$(0.20)	$(0.69)	$(0.69)
Shares used in computing net loss per share, basic and diluted	75,801,666	57,885,393	71,419,541	51,700,864

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)
Consolidated net loss	$(17,261)	$(11,342)	$(49,054)	$(35,636)
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments, net of tax	204	39	110	139
Comprehensive loss	(17,057)	(11,303)	$(48,944)	$(35,497)
Comprehensive loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	2	2	(2)	7
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(17,055)	$(11,301)	$(48,946)	$(35,490)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Nine Months Ended September 30, 2024 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	5,045,518	5	8,638	—	—	—	8,643
Stock-based compensation	—	—	740	—	—	—	740
Net unrealized loss on investments, net of tax	—	—	—	(84)	—	—	(84)
Net (loss) gain	—	—	—	—	(15,491)	4	(15,487)
Balance as of March 31, 2024	68,354,033	68	568,070	(158)	(483,514)	(184)	84,282
Issuance of common stock pursuant to employee stock purchase plan	39,364	—	39	—	—	—	39
Issuance of common stock from at-the-market offerings, net of offering costs	7,402,801	8	12,684	—	—	—	12,692
Stock-based compensation	—	—	727	—	—	—	727
Net unrealized loss on investments, net of tax	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(16,306)	—	(16,306)
Balance as of June 30, 2024	75,796,198	76	581,520	(168)	(499,820)	(184)	81,424
Issuance of common stock from at-the-market offerings, net of offering costs	15,088	—	20	—	—	—	20
Stock-based compensation	—	—	752	—	—	—	752
Net unrealized gain on investments, net of tax	—	—	—	204	—	—	204
Net loss	—	—	—	—	(17,259)	(2)	(17,261)
Balance as of September 30, 2024	75,811,286	$76	$582,292	$36	$(517,079)	$(186)	$65,139

	Three and Nine Months Ended September 30, 2023 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2022	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	694,012	1	1,488	—	—	—	1,489
Issuance of common stock from underwritten follow-on public offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	619	—	—	—	619
Net unrealized gain on investments, net of tax	—	—	—	185	—	—	185
Net loss	—	—	—	—	(11,951)	(1)	(11,952)
Balance as of March 31, 2023	53,339,611	53	539,659	(248)	(429,585)	(181)	109,698
Issuance of common stock pursuant to employee stock purchase plan	32,363	—	65	—	—	—	65
Issuance of common stock upon release of restricted stock units	36,000	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	3,638,198	4	8,054	—	—	—	8,058
Stock-based compensation	—	—	658	—	—	—	658
Net unrealized loss on investments, net of tax	—	—	—	(85)	—	—	(85)
Net loss	—	—	—	—	(12,338)	(4)	(12,342)
Balance as of June 30, 2023	57,046,172	57	548,436	(333)	(441,923)	(185)	106,052
Issuance of common stock from at-the-market offerings, net of offering costs	1,513,889	2	2,788	—	—	—	2,790
Stock-based compensation	—	—	664	—	—	—	664
Net unrealized gain on investments, net of tax	—	—	—	39	—	—	39
Net loss	—	—	—	—	(11,340)	(2)	(11,342)
Balance as of September 30, 2023	58,560,061	$59	$551,888	$(294)	$(453,263)	$(187)	$98,203

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(49,054)	$(35,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	533	417
Stock-based compensation	2,219	1,941
Accretion of available-for-sale investment securities	(2,155)	(2,278)
Amortization of right-of-use assets	1,008	1,917
Gain on disposal of property and equipment	—	(13)
Changes in operating assets and liabilities:
Other receivables	307	9,512
Prepaid expenses and other assets	(6,108)	(10)
Accounts payable and accrued expenses	(2,164)	(126)
Operating lease liability	(573)	2,117
Net cash used in operating activities	(55,987)	(22,159)
Cash flows from investing activities:
Purchases of property and equipment	(40)	(4,198)
Purchases of available-for-sale investment securities	(43,036)	(97,312)
Maturities of available-for-sale investment securities	66,394	63,550
Proceeds from sale of property and equipment	—	15
Net cash provided by (used in) by investing activities	23,318	(37,945)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	39	65
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	21,355	12,337
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	—	48,073
Principal paid on finance lease liabilities	(369)	(279)
Net cash provided by financing activities	21,025	60,196
Net change in cash, cash equivalents and restricted cash	(11,644)	92
Cash, cash equivalents and restricted cash at beginning of period	26,028	13,146
Cash, cash equivalents and restricted cash at the end of period	$14,384	$13,238

Cash and cash equivalents at the end of period	$11,458	$9,787
Restricted cash at the end of period	2,926	3,451
Cash, cash equivalents and restricted cash at the end of period	$14,384	$13,238

Supplemental disclosure of cash flow information:
Interest paid	$107	$133
Purchases of property and equipment in accounts payable	$34	$—
Right-of-use assets obtained in exchange for lease obligation	$—	$1,974

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

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $17.3 million and $49.1 million for the three and nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $517.1 million. We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $68.9 million as of September 30, 2024 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Restricted Cash

As of September 30, 2024, restricted cash was approximately $2.9 million, which was held as a security deposit in conjunction with our facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Nine Months Ended September 30,
	2024	2023
Common stock warrants	2,886	12,694
Common stock options and restricted stock units	6,071,781	4,035,635
Employee stock purchase plan	37,023	31,155
Total	6,111,690	4,079,484

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024
Assets:
Current:
Cash equivalents	$9,064	$9,064	$—	$—
Available-for-sale investments:
Commercial paper	33,190	—	33,190	—
Corporate debt securities	14,349	—	14,349	—
U.S. government agencies	6,990	—	6,990	—
Total available-for-sale investments	54,529	—	54,529	—
Total assets measured at fair value	$63,593	$9,064	$54,529	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Assets:
Current:
Cash equivalents	$21,626	$21,626	$—	$—
Available-for-sale investments:
Commercial paper	31,198	—	31,198	—
Corporate debt securities	27,578	—	27,578	—
U.S. government agencies	16,846	—	16,846	—
Total available-for-sale investments	75,622	—	75,622	—
Total assets measured at fair value	$97,248	$21,626	$75,622	$—

As of September 30, 2024 and December 31, 2023, available-for-sale investments are detailed as follows (in thousands):

		September 30, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$33,135	$57	$(2)	$33,190
Corporate debt securities	Within 1 year	14,326	26	(3)	14,349
U.S. government agencies	Within 1 year	6,982	8	—	6,990
		$54,443	$91	$(5)	$54,529

		December 31, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$31,198	$14	$(14)	$31,198
Corporate debt securities	Within 2 years	27,607	12	(41)	27,578
U.S. government agencies	Within 1 year	16,841	26	(21)	16,846
		$75,646	$52	$(76)	$75,622

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited interim condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024.

As of September 30, 2024, all available-for-sale investments had a variety of effective maturity dates of less than one year. As of September 30, 2024, seven out of 21 available-for-sale investments were in a gross unrealized loss position of which three available-for-sale investments with a market value of $5.0 million were in such position for greater than 12 months.

As of September 30, 2024 and December 31, 2023, accrued interest receivable on available-for-sale securities was $0.3 million and $0.3 million, respectively.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 31, 2022, as we determined the milestone became probable of achievement as of December 31, 2022, with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment in February 2023. We did not recognize any revenue from Kyorin during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we recognized $0.2 million and $0.4 million, respectively, in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. We received $5.3 million in allowance payments for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Future minimum payments under the facility leases and reconciliation to the operating lease liability as of September 30, 2024 were as follows (in thousands):

Operating Leases
2024	$421
2025	1,722
2026	1,780
2027	1,916
2028 and thereafter	11,812
Less: Amount representing interest	(5,637)
Present value of lease payments	12,014
Less: Current portion of operating lease liability	(683)
Long-term operating lease liability, net of current portion	$11,331

For the three months ended September 30, 2024 and 2023, we recorded an operating lease expense of $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded an operating lease expense of $1.1 million and $1.4 million, respectively. As of September 30, 2024, the weighted-average remaining lease term was 8.8 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of September 30, 2024 were as follows (in thousands):

Financing Leases
2024	$158
2025	634
2026	676
2027	264
Less: Amount representing interest	(176)
Present value of lease payments	1,556
Less: Current portion of financing lease liability	(528)
Long-term financing lease liability, net of current portion	$1,028

As of September 30, 2024, the weighted-average remaining lease term was 2.3 years and the weighted-average discount rate was 8.3%. As of September 30, 2024, we have a $2.2 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

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

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2024, we sold an aggregate of 12,463,407 shares of common stock at a weighted-average price of $1.77 per share for net proceeds of approximately $21.4 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

September 30, 2024
Common stock warrants	2,886
Common stock options and restricted stock units	6,071,781
Shares available under the 2015 equity incentive plan	5,030,984
Shares available under the 2022 inducement plan	105,200
Shares available under the employee stock purchase plan	687,947
11,898,798

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2024:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	3,956,827	$6.00
Granted	2,126,098	$1.57
Canceled/forfeited/expired	(52,360)	$6.94
Outstanding as of September 30, 2024	6,030,565	$4.43

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	5.27 – 6.08	6.08	5.27 – 6.08	5.51 – 6.09
Risk-free interest rate	3.6% –3.9%	4.5%	3.6% – 4.5%	3.6% – 4.5%
Expected volatility	76.6% – 77.1%	81.5%	76.6% – 80.5%	81.5% – 83.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2024:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	63,327	$5.45
Released	(22,111)	$5.39
Balance as of September 30, 2024	41,216	$5.48

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$178	$173	$513	$454
General and administrative	574	491	1,706	1,487
Total stock-based compensation expense	$752	$664	$2,219	$1,941

6. Subsequent Events

From October 1, 2024 through November 5, 2024, we sold an aggregate of 8,131,121 shares of common stock at a weighted-average price of $2.38 through the Jefferies ATM Offering Program for net proceeds of $18.8 million. With such issuance, the full amount of the Jefferies ATM Offering Program has been sold and such program is no longer available.

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

In September 2021, we announced positive results and clinical proof-of-concept from a double-blind, placebo-controlled Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. The study was designed to evaluate the safety, tolerability, immunogenicity and preliminary efficacy of three doses of intravenous (IV) efzofitimod, 1.0, 3.0 and 5.0 mg/kg, in the context of a forced steroid taper. Efzofitimod was safe and well-tolerated at all doses administered with no serious drug-related adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. These data were subsequently presented at the American Thoracic Society (ATS) International Conference and published in the peer-reviewed journal CHEST during 2022. In October 2024, the same published data for efzofitimod was featured in the Best of CHEST Journals session at the CHEST 2024 Annual Meeting.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2024, we had an accumulated deficit of $517.1 million and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2024, we had cash, cash equivalents, restricted cash and available-for-sale investments of $68.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors – Risks related to our financial condition and need for additional capital – We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through September 30, 2024, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program), pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2024, we sold an aggregate of 12,463,407 shares of common stock at a weighted-average price of $1.77 per share for net proceeds of approximately $21.4 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(55,987)	$(22,159)
Investing activities	23,318	(37,945)
Financing activities	21,025	60,196
Net change in cash, cash equivalents and restricted cash	$(11,644)	$92

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $56.0 million and $22.2 million, respectively. The net cash used during the nine months ended September 30, 2024 was primarily due to increased costs for the EFZO-FIT and EFZO-CONNECT studies and upfront payments for manufacturing efforts toward and preparation for a possible biologics license application (BLA) for efzofitimod. The net cash used during the nine months ended September 30, 2023 was lower primarily due to the receipt of a $10.0 million milestone from the Kyorin Agreement, lower clinical trial costs for the EFZO-FIT and EFZO-CONNECT studies and lower manufacturing costs for efzofitimod.

Investing activities. Net cash provided by (used in) investing activities for the nine months ended September 30, 2024 and 2023 was $23.3 million and $(37.9) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $21.0 million and $60.2 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of $21.4 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of $48.1 million in net proceeds from the underwritten follow-on public offering and $12.3 million in proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs.

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

As of September 30, 2024, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. We received $5.3 million in allowance payments for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Financing Lease

In April 2022, we entered into a master financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities totaled $1.6 million as of September 30, 2024. Additionally, as of September 30, 2024, we have $2.2 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of September 30, 2024.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited interim condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of September 30, 2024. All intercompany transactions and balances are eliminated in consolidation.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase /
	2024	2023	(Decrease)
Research and development expenses:
Efzofitimod expenses	$11,948	$8,472	$3,476
Preclinical development and other shared research and development expenses	2,525	1,519	1,006
Non-cash expenses (depreciation and stock-based compensation)	334	328	6
Total research and development expenses	14,807	10,319	4,488

General and administrative expenses:
Non-cash expenses (depreciation and stock-based compensation)	536	512	24
Other general and administrative expenses	2,800	2,137	663
Total general and administrative expenses	3,336	2,649	687

Other income (expense), net	882	1,273	(391)

Research and development expenses. Research and development expenses were $14.8 million and $10.3 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $4.5 million was primarily attributable to an increase of $3.5 million in efzofitimod expenses, which was primarily due to the advancement of the EFZO-FIT study in patient enrollment activity as well as increased manufacturing efforts for preparation toward a possible BLA for efzofitimod. Preclinical development and other shared research and development expenses increased by $1.0 million. The increase was because in September 2023, we determined that we were eligible to claim an employee retention benefit credit (ERC) under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and submitted an application for such ERC which resulted in a reduction of personnel costs. Non-cash expenses were relatively consistent at $0.3 million in each period.

General and administrative expenses. General and administrative expenses were $3.3 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.7 million was because in September 2023, we determined that we were eligible to claim an ERC under the CARES Act and submitted an application for such ERC which resulted in a reduction of personnel costs. Non-cash expenses were relatively consistent at $0.5 million for each period.

Other income, net. Other income, net was $0.8 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily a result of lower cash balance as compared to the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase /
	2024	2023	(Decrease)
License and collaboration agreement revenues	$235	$353	$(118)
Research and development expenses:
Efzofitimod expenses	34,232	21,684	12,548
Preclinical development and other shared research and development expenses	6,929	7,032	(103)
Non-cash expenses (depreciation and stock-based compensation)	983	822	161
Total research and development expenses	42,144	29,538	12,606

General and administrative expenses:
Non-cash expenses (depreciation and stock-based compensation)	1,709	1,536	173
Other general and administrative expenses	8,476	8,239	237
Total general and administrative expenses	10,185	9,775	410

Other income (expense), net	3,040	3,324	(284)

License and collaboration agreement revenues. Revenues of $0.2 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $42.1 million and $29.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of 12.6 million was due primarily to an increase of $12.5 million in efzofitimod expenses, which was primarily due to the advancement of the EFZO-FIT study in patient enrollment activity as well as increased manufacturing efforts for preparation toward a possible BLA for efzofitimod. Preclinical development and other shared research and development expenses decreased by $0.1 million, and this decrease was primarily attributable to reduced discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.2 million primarily due to increased non-cash depreciation expense associated with tenant improvements to our corporate headquarters facility.

General and administrative expenses. General and administrative expenses were $10.2 million and $9.8 million for each of the nine months ended September 30, 2024 and 2023, respectively. The increase of $0.4 million was attributable to higher personnel related costs as well as higher professional fees. Non-cash expenses increased by $0.2 million primarily due to increased non-cash stock-based compensation expenses.

Other income, net. Other income, net was relatively consistent at $3.0 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily a result of lower cash balance as compared to the same period in the prior year.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2024, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $68.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $49.1 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $517.1 million.

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

Risks related to our business operations

We may use our financial and human resources to pursue a particular business strategy, research program or product candidate and fail to capitalize on strategies, programs or product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based upon analyses from independent consultants that we have engaged and our own modeling, we estimate that there is a $2-5 billion dollar market opportunity in pulmonary sarcoidosis and SSc-ILD. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) and China's Personal Information Protection Law (PIPL) impose strict requirements for Processing personal data. We may become subject to an increasing number of foreign privacy laws, particularly as we have begun to sponsor clinical trials in foreign jurisdictions, including in Europe. For example, failure to comply with the requirements of the EU and UK GDPR may result in warning letters, litigation, orders banning the Processing of personal data, mandatory audits and financial penalties, including fines of up to 4% of the total worldwide annual turnover, or €20,000,000 under the EU GDPR (17,500,000 British Pounds under the UK GDPR), in either case, whichever is greater; or private litigation related to Processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Kyorin has also enrolled clinical trial patients in Japan and may be subject to local laws and regulations regarding data privacy, including Japan’s Act on the Protection of Personal Information. As another example, the LGPD broadly regulates Processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In addition, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly higher barriers are being erected to the entry of new products.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through November 5, 2024 the closing price of our common stock has ranged between $1.11 and $3.35 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of November 5, 2024, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 37.5% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program) pursuant to which we may offer and sell, from time to time and at our option, up to an aggregate of $65.0 million of shares of our common stock through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2024, we sold an aggregate of 12,463,407 shares of common stock at a weighted-average price of $1.77 per share for net proceeds of approximately $21.4 million under the Jefferies ATM Offering Program.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); denial-of-service attacks; credential stuffing; credential harvesting; malware (including as a result of advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; ransomware attacks; social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); server malfunctions; software or hardware failures; supply-chain attacks; loss of data or other computer assets; attacks enhanced or facilitated by AI; and other similar threats. Particularly, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and other Material Adverse Impacts (as defined above). To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Requirements (as defined above) may require us to implement specific security measures to protect against security incidents.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that we, or the third parties with whom we work, will be successful in preventing a security incident or mitigating their effects. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including that of third parties with whom we work, on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. These vulnerabilities, bugs, errors or defects alone, or a combination of them, could pose material risks to our business.

Furthermore, applicable Data Protection Requirements may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, or take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to Material Adverse Impacts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	001-37378	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on December 22, 2017	10-K	001-37378	4.8	March 20, 2018
4.3	Warrant to Purchase Stock issued to Solar Capital Ltd. on December 22, 2017	10-K	001-37378	4.9	March 20, 2018
10.1	aTyr Pharma, Inc. Non-Qualified Option Agreement for Non-Plan Inducement Grant	S-8	333-281525	99.3	August 13, 2024
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: November 7, 2024	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)