Form 10-K
period 2024-12-31
aTYR PHARMA INC
filed 2025-03-13
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $116,242,729 based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $1.56 per share on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2025 was 88,858,612.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Forward-Looking Statements

In addition to historical information, this Annual Report and the information incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the timing of clinical trial activities and other statements describing our goals, expectations, intentions or beliefs. These statements include but are not limited to statements under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other sections in this Annual Report. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A “Risk Factors”, as well as those discussed in our other filings with the Securities and Exchange Commission (SEC). As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made, except as required by law.

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
•
We may face contracted development and manufacturing organization (CDMO) manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates;
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

Efzofitimod

Our lead therapeutic candidate is efzofitimod, a first-in-class biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve aberrant inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. The U.S. Food and Drug Administration (FDA) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission (EC) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP). The Pharmaceutical and Medical Devices Agency (PMDA) has granted efzofitimod orphan drug designation for the treatment of sarcoidosis to Kyorin Pharmaceutical Co., Ltd. (Kyorin), our partner in Japan.

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

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an OLE to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. Based on current enrollment projections, we expect to report interim data from the study in the second quarter of 2025.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Advance efzofitimod toward regulatory approval in pulmonary sarcoidosis. Based on the positive results and clinical proof-of-concept from our efzofitimod Phase 1b/2a clinical trial in September 2021, we believe we can expedite development of efzofitimod for pulmonary sarcoidosis toward regulatory approval. In July 2024, we completed enrollment of the EFZO-FIT study. Topline data from the EFZO-FIT study are anticipated in the third quarter of 2025, and our strategy for the advancement of efzofitimod includes submitting data from the EFZO-FIT study to the FDA, which we expect to serve as the basis for U.S. regulatory approval.

Transition from a clinical stage biotech to a commercial pharmaceutical company. We anticipate that positive topline data from the EFZO-FIT study could be a significant catalyst for potential future commercial development of efzofitimod for patients with pulmonary sarcoidosis. We have begun pre-commercialization efforts in the U.S. market and intend to expand these efforts with positive topline data. We are focusing our pre-commercialization efforts in marketing, commercial operations and commercial supply, including general and administrative support.

Develop efzofitimod to address unmet medical needs in other ILDs. In addition, we believe the positive results from our efzofitimod Phase 1b/2a clinical trial, as well as data from numerous preclinical studies we have conducted to date, will give us the opportunity to potentially launch additional clinical trials of efzofitimod in other forms of ILD. As part of this strategy, we have initiated and progressed the EFZO-CONNECT study of efzofitimod in patients with SSc-ILD.

Build a diverse pipeline of biologics product candidates based on our understanding of extracellular tRNA synthetase biology. Utilizing our unique drug discovery approach through internal research efforts and external collaboration efforts, we intend to continue to advance novel tRNA synthetase domains from concept to product candidates in the areas of fibrosis and inflammation. We have advanced two tRNA synthetase programs, ATYR0101 and ATYR0750, into preclinical development. We plan to further elucidate the therapeutic potential of these candidates through mechanistic investigations, including in vitro and in vivo preclinical studies.

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

Pulmonary Sarcoidosis

Sarcoidosis is an inflammatory disease of unknown cause, characterized by the formation of granulomas, clumps of inflammatory cells in one or more organs in the body. Sarcoidosis affects people of all ages, with the incidence peaking at 30-50 years of age. The disorder can occur in almost any organ, but primarily affects the lungs. Sarcoidosis in the lungs is called pulmonary sarcoidosis and occurs in over 90% of sarcoidosis patients. Approximately 200,000 Americans are currently living with sarcoidosis. The prognosis for patients with pulmonary sarcoidosis ranges from benign and self-limiting to chronic, debilitating fibrotic disease and death.

The immunopathogenesis of sarcoidosis is not yet well understood, but a hallmark of the disease is the presence of granulomas, or clumps of immune cells. Granulomas consist of epithelioid cells, lymphocytes (both T and B cells) and myeloid cells, with macrophages and multinucleated giant cells (formed by fusion of macrophages), both of myeloid origin, playing a central role in their formation and persistence. A leading hypothesis is that granuloma formation involves the interplay between antigen, human leukocyte antigen class II molecules, and T-cell receptors: a presumptive sarcoid antigen is engulfed by circulating antigen-presenting cells (APCs; macrophages, dendritic cells) and the subsequent interplay between APCs and CD4+ T-cells initiates granuloma formation. This process is accompanied by the release of inflammatory cytokines such as MCP-1, IL-6, IFN-g and TNF-a from myeloid cells.

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

Systemic Sclerosis

Systemic sclerosis (SSc, or scleroderma) is a chronic, progressive, autoimmune disease characterized by inflammation and fibrosis of connective tissues throughout the body, including the skin and other internal organs. SSc that occurs in the lungs is called SSc-ILD. It is estimated that approximately 100,000 people in the U.S. are affected by SSc and over 50% may develop ILD. SSc-ILD is caused by chronic inflammation in the lungs and, if left untreated, can result in scarring, or fibrosis, that causes permanent loss of lung function. ILD is the primary cause of death in patients with SSc. Current treatment options are limited. They mainly focus on slowing lung function decline, do not improve patient symptoms and are associated with significant toxicity. New treatments are needed that can stabilize or improve lung function and improve patient quality of life.

Efzofitimod has been shown to reduce lung and skin fibrosis in an animal model of SSc. Certain cytokines central to the immune pathology of SSc-ILD, including IL-6 and MCP-1, were also downregulated in both animal models of ILD and in humans in an adjacent ILD, pulmonary sarcoidosis, in our Phase 1b/2a study. Furthermore, NRP2 is expressed in the skin of patients with SSc. This data in both animal and human systems, along with our current understanding of the role of efzofitimod’s target receptor NRP2 and the manner with which this novel ligand can modulate the immune response at the sites of inflammation, suggest it is a promising therapeutic candidate for SSc-ILD.

Clinical Development

Efzofitimod Phase 3 Clinical Trial – Pulmonary Sarcoidosis

We are conducting the EFZO-FIT study, which is a global Phase 3, multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of IV efzofitimod 3.0 mg/kg and 5.0 mg/kg versus placebo in patients with symptomatic pulmonary sarcoidosis. It is a 52-week study with patients receiving either efzofitimod or placebo once a month for a total of 12 doses. The study enrolled 268 adults with histologically confirmed pulmonary sarcoidosis receiving stable treatment with OCS, with or without immunosuppressant therapy, at centers throughout the United States, Europe, Brazil and Japan. The study incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by FVC and health-related quality of life assessments and questionnaires (KSQ lung score).

This study consists of three periods: a screening period, a 48-week placebo-controlled treatment period with the primary endpoint being measured at week 48, and a four-week follow-up period. Within the study, patients will be randomized 1:1:1 to efzofitimod 3.0 mg/kg (N=88), efzofitimod 5.0 mg/kg (N=88) or placebo (N=88). Study drug is administered via IV infusion every four weeks for a total of 12 doses (48 weeks of treatment). Starting on Day 15 patients begin a taper (reduction) in OCS according to specific guidelines from their starting dose of 7.5-25 mg/day of prednisone (or equivalent) to a target dose of 0.0 mg/day. Patients will be followed for the remainder of the study to determine their ability to remain off of OCS. Patients who require an increase in OCS dose at any time in the study will continue to receive blinded study drug and be followed through to the end of the study.

In September 2022, we dosed the first patient in this study. Additionally, during 2023 and 2024, we had DSMB reviews of our EFZO-FIT study. Following each DSMB review, the DSMB concluded that the study could continue unmodified. In July 2024, we completed enrollment of 268 patients, exceeding target enrollment of 264 patients. Topline data from the study are anticipated in the third quarter of 2025.

In February 2024, we announced an Individual Patient EAP. The Individual Patient EAP has been initiated based on blinded EFZO-FIT study investigator and patient participant feedback. The program is designed to allow access for patients who complete the

Phase 3 EFZO-FIT study and wish to receive treatment with efzofitimod outside of the clinical trial. The administration of efzofitimod as part of the Individual Patient EAP will occur independent of the EFZO-FIT study protocol, and we, principal investigators and patients will remain blinded to the treatment that occurred as part of the EFZO-FIT study. As this Individual Patient EAP will occur independent of the EFZO-FIT study, this program is not an OLE and no long-term data will be collected by us.

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

We have published additional analyses of data from this study. The study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, pulmonary sarcoidosis symptom measures and inflammatory biomarkers. These data were presented at the American Thoracic Society (ATS) International Conference and published in the peer-reviewed journal CHEST during 2022. In October 2024, the same published data for efzofitimod was featured in the Best of CHEST Journals session at the CHEST 2024 Annual Meeting.

Efzofitimod Phase 2 Clinical Trial – SSc-ILD

During 2023, we initiated the EFZO-CONNECT study, a Phase 2 study of efzofitimod in patients with SSc-ILD. The EFZO-CONNECT study is a Phase 2 randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. The study is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed IV monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction of FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an OLE to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. Based on current enrollment projections, we expect to report interim data from the study in the second quarter of 2025.

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

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and intend to continue to advance our product development efforts within our tRNA synthetase biology platform.

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

Efzofitimod

Our lead indication for efzofitimod is pulmonary sarcoidosis. For patients with pulmonary sarcoidosis, the primary goal of treatment is to improve the patient’s quality of life and avoid danger to organs, such as development of scarring or fibrosis caused by chronic inflammation. Currently, the only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids approved by the

FDA in the 1950s, prior to current regulatory standards. The consensus standard of care for pulmonary sarcoidosis is immunomodulatory therapy. First line treatment is typically with OCS that act mainly by suppressing inflammatory genes. OCS therapy has been shown to stabilize or improve disease symptoms in some patients, although relapse commonly occurs once OCS therapy is tapered or discontinued. Long-term OCS use is associated with significant side effects including substantial weight gain, development of insulin resistance, osteoporosis, and risk of infection. Alternatives, such as cytotoxic immunosuppressive agents (e.g., methotrexate) have been used as steroid-sparing agents, however, these therapies can also have significant side effects and toxicities, including serious infections and liver toxicity. Patients who have progressive disease despite OCS or other immunosuppressive therapy are sometimes given biologic immunomodulators, such as the tumor necrosis factor (TNF) inhibitors infliximab or adalimumab. These therapies are not approved by the FDA or other regulatory agencies for the treatment of sarcoidosis, and are also associated with serious potential side effects, including malignancy. The efficacy of these agents in sarcoidosis has not been well established clinically. Given the known toxicities of long-term OCS, immunosuppressive and immunomodulatory biologic therapeutic regimens, treatment of patients with sarcoidosis is limited to those who are symptomatic and whose disease is considered active. The presence of granulomas from sarcoidosis define the disease as active, and granulomatous inflammation is the major cause of fibrosis in pulmonary sarcoidosis. Studies to date have not clearly demonstrated that OCS or other immunomodulatory therapies prevent disease progression or formation of fibrosis. We believe there remains a substantial unmet need for safer, more effective therapies for sarcoidosis that could reduce or replace the requirement for long-term OCS or other immunosuppressive therapy. To our knowledge, efzofitimod is the most advanced drug candidate currently in development for the treatment of pulmonary sarcoidosis.

Our second indication for efzofitimod is SSc-ILD. SSc-ILD is very difficult to treat, with limited options. Few randomized studies have been conducted, and first line standard of care remains off-label immunosuppressive agents, whose impact is modest and associated with significant side effects including malignancies. Despite not being approved for SSc-ILD, the immunosuppressants mycophenolate mofetil and cyclophosphamide are typically used as first-line treatment. Two products were recently approved for the treatment of SSc-ILD. Ofev® (nintedanib) marketed globally by Boehringer Ingelheim International GmbH, received FDA approval in 2019 for slowing the rate of decline in pulmonary function in patients with SSc-ILD. Actemra® (tocilizumab) marketed globally by F. Hoffmann-La Roche Ltd. and Chugai Pharmaceutical Co Ltd., was approved by the FDA in 2021 for slowing the rate of decline in pulmonary function in adult patients with SSc-ILD. These therapies have demonstrated the ability to slow decline in lung function as measured by FVC in controlled clinical studies but did not improve underlying systemic disease in these trials and are associated with significant side effects. Rituximab, a biologic immunosuppressant targeting B-cells, is also used, but there is little clinical evidence supporting its efficacy in this indication.

If efzofitimod is successful for the treatment of pulmonary sarcoidosis and SSc-ILD, we believe it may have applications in other ILD indications and potentially in other severe immune disorders. Based on analyses from independent consultants that we have engaged and our own modeling, we estimate that there is a $2-5 billion global market opportunity in pulmonary sarcoidosis and SSc-ILD.

There are a number of companies engaged in the clinical development of potential new treatments for ILD, including Boehringer Ingelheim International GmbH, F. Hoffman-La Roche Ltd., Merck & Co., Sanofi-Aventis LLC, and GSK plc, among others.

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

To develop the appropriate commercial infrastructure to prepare our products and markets for commercial entry, and to support the engagement and management of key stakeholders, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved.

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates, including efzofitimod, to support preclinical studies and clinical trials, and we intend to do so in the future. We do not own or operate manufacturing or testing facilities for the clinical or commercial production of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of CDMOs is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional resources early in development. Although we rely on CDMOs, we employ personnel with extensive biologics development and manufacturing experience to oversee such CDMOs.

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

To date, our CDMOs have met our manufacturing and testing requirements for clinical development and we expect that our current supply chain is capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs. Currently we have sufficient efzofitimod on hand to meet our projected needs for the EFZO-FIT (and related Individual Patient EAP) and EFZO-CONNECT studies. Additionally, during 2023, the CDMO that we engaged during late 2021 completed its first and second full, commercial-scale bulk drug substance GMP runs. Quality release testing was completed and all release specifications were met, supporting the CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. During 2024, we initiated preparatory work with the CDMO on process performance qualification batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first of three upstream batches did not meet process performance qualification specifications, and will need to be replaced. The replacement batch has been scheduled with our CDMO. The deviation of this first batch was due to operational errors at the CDMO and not related to the underlying process nor the drug substance. We believe this deviation should not impact the timing of our potential BLA submission. However, future operational errors in these batches could negatively impact the timing of our potential BLA submission and could require significant additional funding. We will also need to demonstrate that the drug substance manufactured by this CDMO is comparable in quality, safety and potency to the drug substance manufactured by our previous CDMO, which is currently being used in the EFZO-FIT and EFZO-CONNECT studies. We have completed a comparability study and are awaiting regulatory feedback.

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

Also included within the efzofitimod patent portfolio are issued patents and pending patent applications directed to specific product forms of efzofitimod, and other HARS splice variants, including patent families directed to Fc fusion proteins, and combinations for treating lung inflammation, among other indications. One family directed to specific Fc fusion proteins includes issued or allowed patents in the United States, Australia, Canada, Europe, Hong Kong, India and Japan, and pending patent applications in the United States and Japan. A patent family directed to combination therapies includes issued patents in the United States, Europe and Hong Kong and pending patent applications in the United States, Australia, Canada and Japan. If issued, the patents that derive from the patent applications are predicted to expire between 2034 and 2038, absent any patent term extensions.

tRNA Synthetases

Our pipeline of extracellular tRNA synthetase proteins is covered by a series of patent families, which are directed to all 20 human cytosolic tRNA synthetases. Numerous patents are issued in the United States and elsewhere, including issued U.S. patents directed to specific therapeutic protein compositions, the corresponding protein polynucleotide sequences, and certain antibody compositions to specific splice variants. These cases are jointly owned by us and Pangu BioPharma, and include issued patents and/or pending applications in the United States, Australia, Canada, Europe, China and Japan. Patents that issue from these applications, if any, would be expected to expire in 2031, absent any patent term extension. Additional patent applications have also been separately filed (or are in preparation) on the splice variants, and optimized sequences derived from GARS (Glycyl-tRNA synthetase), DARS, YARS (tyrosyl-tRNA synthetase), and other tRNA synthetases, and any patents issuing from these patent applications are expected to expire between 2026 and 2030, absent any patent term extension. A separate provisional application has been filed on specific DARS mutants, and any patents issuing from this patent application are expected to expire in 2045.

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

Additionally, the FDA may refer any NDA or BLA, including applications for novel biologic candidates or drug candidates which present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been amendments and executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to additional amendments and judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025, although the Medicare drug price negotiation program is currently subject to legal challenges. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. In response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 59 employees, 56 of which were full-time employees. Of our full-time employees, 36 serve in roles related to research and development, clinical, manufacturing and regulatory affairs, and 20 serve in general and administrative capacities. As of December 31, 2024, all of our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are “at–will,” which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her, at any time. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family, including conducting preclinical studies and clinical trials. We have not yet completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials and larger, pivotal trials, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. As a result, the EFZO-FIT study, even if successful, may not be sufficient to support FDA approval, which would materially and adversely harm our business.

During the third quarter of 2022, we initiated the EFZO-FIT study. The only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids which were approved by the FDA in the 1950s, prior to current regulatory standards. As such, the most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. In this instance, without regulatory precedent for established endpoints, the FDA has not endorsed a specific primary endpoint nor a specific means for measurement of steroid reduction. We have selected steroid reduction as our primary endpoint and are measuring steroid reduction in multiple ways in an effort to support an approval. Our rationale for selecting endpoints for the EFZO-FIT study is based on the anticipated effects of efzofitimod in pulmonary sarcoidosis consistent with the results of our completed Phase 1b/2a study in patients with pulmonary sarcoidosis. The FDA has highlighted the risk of proceeding with a larger study of longer duration based on our limited Phase 1b/2a data and without FDA endorsement of a specific primary endpoint, and our inability to replicate the findings in our Phase 1b/2a study or the FDA's refusal to accept our selected primary endpoint would not support FDA approval and will adversely affect our business, prospects, financial condition and results of operations.

In addition, the FDA has substantial discretion in the approval process and may refuse to accept our application or decide that our data are insufficient for approval and require additional preclinical, clinical or other trials, which would be costly and significantly delay the potential for regulatory approval. In particular, even if we were to receive positive data from the EFZO-FIT study, the FDA may determine that the data is not compelling enough for approval or may not accept our selected primary endpoint. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of efzofitimod based on the completed clinical trials.

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

We have previously conducted and we or our third-party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third-party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and is participating in the EZFO-FIT study. In July 2024, we completed enrollment of the EFZO-FIT study with a total of 268 subjects in centers in the United States, Europe, Brazil, as well as centers in Japan where our partner Kyorin led the enrollment effort.

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

We may face CDMO manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a biologics license application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If anything were to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we engaged an additional CDMO to manufacture efzofitimod and completed a technology transfer and validation process before the CDMO was able to produce additional bulk drug substance. During 2023, the CDMO completed its first and second full, commercial-scale bulk drug substance GMP runs. Quality release testing was completed and all release specifications were met, supporting the CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. During 2024, we initiated preparatory work with the CDMO on process performance qualification batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first of three upstream batches did not meet process performance qualification specifications, and will need to be replaced. The replacement batch has been scheduled with our CDMO. The deviation of this first batch was due to operational errors at the CDMO and not related to the underlying process nor the drug substance. Future operational errors in these batches could negatively impact the timing of our potential BLA submission and could require significant additional funding. Any additional adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates, the timing of our potential BLA submission for efzofitimod and could require significant additional funding. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Although we have obtained orphan drug designation for efzofitimod for the treatment of sarcoidosis and systemic sclerosis in the United States and for the treatment of sarcoidosis, in the European Union (EU) and in Japan we may not receive orphan drug designation for efzofitimod in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2022 and SSc in April 2022. The European Commission, on the basis of the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2023 and for the treatment of SSc in June 2023. In Japan, the Pharmaceutical and Medical Devices Agency (PMDA) has granted efzofitimod orphan drug designation for the treatment of sarcoidosis to Kyorin, our partner in Japan in August 2023. We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States and the EU.

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

Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies that, if applied to the FDA in a material way, could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could negatively impact our business.

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

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. Our future success is highly dependent on the successful development of product candidates based on this new area of biology, including efzofitimod, and additional product candidates arising from proteins derived from tRNA synthetases, including aspartyl-tRNA synthetase (DARS) and aminoacyl-tRNA synthetase (AARS). ATYR0101, a fusion protein derived from a domain of DARS, and ATYR0750, a fusion protein derived from a domain of AARS, are product candidates from our tRNA synthetase biology program that we are continuing to advance in preclinical studies. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from the HARS, AARS or DARS families and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases has not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery platform will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2024, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $75.1 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Annual Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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
•
cost increases as a result of global geopolitical tension, armed conflicts, potential future health pandemics, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts and tightening of credit markets;
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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of global geopolitical and macroeconomic conditions, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation, higher interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $64.0 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $532.0 million.

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

The current supply of efzofitimod being used in the EFZO-FIT and EFZO-CONNECT studies was produced by a prior CDMO. We have transitioned to a new CDMO that completed its first two commercial-scale cGMP runs during 2023. Full quality release testing has been completed and all release specifications were met, supporting the new CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. Because the change in CDMO has been introduced at an advanced stage of development of efzofitimod, the FDA will require a comparability assessment, including additional nonclinical or clinical studies utilizing the product manufactured by the new CDMO. These requirements could result in substantial delays and additional costs for clinical development, and commercialization of efzofitimod, or our inability to obtain approval for efzofitimod. We have completed a comparability study and are awaiting regulatory feedback.

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

If due to the effects on our operations of general political and economic conditions, including global geopolitical tension, armed conflicts, potential future health pandemics, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, tariffs and trade tensions, higher interest rates and tightening of credit markets, or another cause, we are unable to generate new animal, or in vitro data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based upon analyses from independent consultants that we have engaged and our own modeling, we estimate that there is a $2-5 billion market opportunity in pulmonary sarcoidosis and SSc-ILD. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

We currently conduct certain research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted and funded an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and has joined the EFZO-FIT study, a global Phase 3 clinical trial in which we have enrolled 268 subjects at multiple centers in United States, Europe, Brazil and Japan. Some countries, such as Brazil, require that clinical trial participants receive the product candidate at no cost even after the clinical trial has ended. We would not be able to recover any profit for these patients and depending on the number of patients, duration of the treatment and numerous other factors, such regulations could harm our business, prospects, financial condition and results of operations significantly. Further, if any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets; tariffs and trade tensions; different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation, monetary supply shifts, higher interest rates and tightening of credit markets; political instability in particular foreign economies and markets, including global geopolitical tension and armed conflicts; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues and other obligations incident to doing business in another country; and the global impacts of potential future health pandemics.

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

We (and the third-parties with whom we work) are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations, industry standards, and other obligations related to data privacy and security. Our (or the third-parties with whom we work) actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition, including a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

Therefore, our data Processing activities subject us to numerous data privacy and security laws, regulations, rules, guidance, and industry standards as well as external and internal data privacy and security policies, contractual requirements and other obligations that apply to the Processing of personal (and other sensitive) data both by us and the third parties with whom we work (collectively, Data Protection Requirements). The number and scope of the Data Protection Requirements are changing, becoming increasingly stringent, creating uncertainty, subject to differing applications and interpretations, and may be inconsistent between jurisdictions. These Data Protection Requirements may require us to change our business model. New Data Protection Requirements may be proposed or enacted. Additionally, given the breadth and evolving nature of Data Protection Requirements (and consumers’ data privacy expectations), preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third parties with whom we work. We may at times fail (or be perceived to have failed) in our efforts to comply with our Data Protection Requirements. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

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

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). and other similar laws (e.g. wiretapping laws). Numerous U.S. states have enacted comprehensive information privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines for intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data Processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the CPRA expanded the CCPA’s requirements and established a regulatory agency to implement and enforce the law. Other states have also passed or are considering comprehensive privacy laws, with actions also being considered at the federal and local levels, and we expect more states to pass similar laws in the future. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data Processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data Processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties with whom we work.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU and UK GDPR’s cross-border data transfer limitations.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU and UK GDPR and the CCPA, may require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials, white papers, and other statements, related to, compliance with certain certifications, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including global geopolitical tension, armed conflicts, including the ongoing Ukraine-Russia conflict and conflicts in the Middle East, increasing tensions between the U.S. and China, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, we engaged an additional CDMO to manufacture efzofitimod bulk drug substance. If the new CDMO experiences additional issues in validating the manufacturing process, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we intend to use in the EFZO-FIT study, have been produced by our prior CDMO, we will be required to complete comparability studies prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. We have completed a comparability study and are awaiting regulatory feedback. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers. There have been amendments and executive, judicial and congressional challenges to certain aspects of the ACA. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to amendments and judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. In addition, in response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly higher barriers are being erected to the entry of new products. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. We expect additional health reform measures may be implemented in the future, particularly in light of the recent U.S. Presidential and Congressional elections.

Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including global geopolitical tension, armed conflicts, potential future health pandemics, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, and other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through March 7, 2025 the closing price of our common stock has ranged between $1.11 and $4.43 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 7, 2025, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 33.6% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program). In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program.

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

If our information technology systems or data, or those maintained by the third parties with whom we work, are or were compromised, this could result in a Material Adverse Impact.

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

Additionally, remote work has increased the risk to our information technology assets and data, as more of our employees utilize network connections, computers and devices outside of our premises and networks, including working at home, while in transit and public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of phishing attempts in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

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

Furthermore, applicable Data Protection Requirements may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, or take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to Material Adverse Impacts.

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

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management process. In addition, we have implemented a cybersecurity third-party risk management process designed to assess the cybersecurity practices and monitor certain critical third parties, and to assist the business in making risk-informed technology services decisions. Our practice is to perform due diligence on certain third parties who maintain Sensitive Information, including CROs that manage and administer our clinical trials, and our CDMOs that manufacture our drug product to be used in clinical trials. Additionally, we monitor these third parties through frequent program management meetings as well as joint steering committee meetings in certain cases.

For a description of the risks from cybersecurity threats that may materially affect us and how those threats may do so, see our risk factors under Part 1. Item 1A. “Risk Factors - If our information technology systems or data, or those maintained by the third-parties with whom we work, are or were compromised, this could result in a Material Adverse Impact.”

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

The Audit Committee receives annual reports concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “ATYR.”

Holders of Record

As of March 7, 2025, there were approximately 30 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended December 31, 2024.

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

Efzofitimod

Our lead therapeutic candidate is efzofitimod, a first-in-class biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve aberrant inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. The U.S. Food and Drug Administration (FDA) has

granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission (EC) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP). The Pharmaceutical and Medical Devices Agency (PMDA) has granted efzofitimod orphan drug designation for the treatment of sarcoidosis to Kyorin Pharmaceutical Co., Ltd. (Kyorin), our partner in Japan.

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

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an open label extension (OLE) to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. Based on current enrollment projections, we expect to report interim data from the study in the second quarter of 2025.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2024, we had an accumulated deficit of $532.0 million, and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2024, we had cash, cash equivalents, restricted cash and available-for-sale investments of $75.1 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Annual Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part I, Item 1A. “Risk Factors - Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through December 31, 2024, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program). In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$(69,119)	$(33,221)	$(41,886)
Investing activities	17,233	(20,127)	47,245
Financing activities	39,864	66,230	5,451
Net change in cash, cash equivalents and restricted cash	$(12,022)	$12,882	$10,810

Operating activities. Net cash used in operating activities for the years ended December 31, 2024, 2023 and 2022, was $69.1 million, $33.2 million and $41.9 million, respectively. Net cash used in operating activities increased during the year ended December 31, 2024 primarily due to increased costs for the EFZO-FIT and EFZO-CONNECT studies and upfront payments for manufacturing efforts toward and preparation for a possible biologics license application (BLA) for efzofitimod. Net cash used in operating activities during the year ended December 31, 2023 also included the receipt of a $10.0 million milestone from the Kyorin Agreement. We expect cash used in operating activities to increase as we advance our clinical and manufacturing efforts toward possible commercialization of efzofitimod.

Investing activities. Net cash provided by (used in) investing activities for the years ended December 31, 2024, 2023 and 2022 was $17.2 million, $(20.1) million and $47.2 million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio as of December 31, 2024 was less than one year. Net cash used for December 31, 2023 included $4.2 million purchases of property and equipment primarily for tenant improvements associated with our corporate headquarters facility lease.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2024 was $39.9 million and consisted primarily of $40.3 million in proceeds from our Jefferies ATM Offering Program, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2023 was $66.2 million and consisted primarily of $48.1 million in proceeds from an underwritten follow-on public offering, net of offering costs, and $18.4 million proceeds from our Jefferies ATM Offering Program, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2022 was $5.5 million and consisted primarily of cash proceeds from our ATM offering programs, net of issuance costs.

Material Cash Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance efzofitimod in clinical development, manufacturing, regulatory and pre-commercialization activities, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have no sales or marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

As of December 31, 2024, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. We received $5.3 million in allowance payments for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities totaled $1.4 million as of December 31, 2024. Additionally, we provided $2.3 million in cash collateral for the financing lease, and this amount is included in restricted cash as of December 31, 2024.

We did not have any off-balance sheet arrangements as of December 31, 2024.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of December 31, 2024. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin is also participating in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. During the year ended December 31, 2024, we recognized $0.2 million in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

In this section, we discuss the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,		Increase /
	2024	2023	(Decrease)
License and collaboration agreement revenues	$235	$353	$(118)
Research and development expenses:
Efzofitimod expenses	43,754	31,533	12,221
Preclinical development and other shared research and development expenses	9,297	9,635	(338)
Non-cash expenses (depreciation and stock-based compensation)	1,321	1,125	196
Total research and development expenses	54,372	42,293	12,079

General and administrative expenses:
Non-cash expenses (depreciation and stock-based compensation)	2,375	2,068	307
Other general and administrative expenses	11,402	10,911	491
Total general and administrative expenses	13,777	12,979	798

Other income (expense), net	3,892	4,522	(630)

License and collaboration agreement revenues. Revenues of $0.2 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $54.4 million and $42.3 million for the years ended December 31, 2024 and 2023, respectively. The increase of $12.1 million was due primarily to an increase of $12.2 million in efzofitimod expenses for the advancement of the EFZO-FIT study as well as increased manufacturing efforts for preparation toward a possible BLA. Preclinical development and other shared research and development expenses decreased by $0.3 million, and this decrease was primarily attributable to reduced discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.2 million primarily due to increased non-cash depreciation expense associated with tenant improvements to our corporate headquarters facility. We expect research and development expenses as we advance clinical and manufacturing efforts toward possible commercialization of efzofitimod.

General and administrative expenses. General and administrative expenses were $13.8 million and $13.0 million for the years ended December 31, 2024 and 2023, respectively. The increase of $0.8 million was attributable to higher personnel related costs as well as higher professional fees. Non-cash expenses increased by $0.3 million primarily due to increased non-cash stock-based compensation expenses.

Other income (expense), net. Other income (expense), net was $3.9 million and $4.5 million for years ended December 31, 2024 and 2023, respectively. The change was primarily a result of lower interest income earned on lower cash balances as compared to the same period in the prior year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of aTyr Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued clinical and manufacturing costs
Description of the Matter

As of December 31, 2024, the Company had $5.5 million of clinical and manufacturing costs recorded as an accrual. The Company has entered into contractual arrangements related to its clinical studies with clinical research organizations and contracted development and manufacturing organizations. As described in Note 2 to the consolidated financial statements, costs for clinical and manufacturing are estimated based on the time period over which services will be performed and the level of effort to be expended in each period.

Auditing management’s accounting for accrued clinical and manufacturing costs is especially challenging because it is dependent on data from third parties and involves judgments applied by management to determine the commencement and completion date of vendor tasks as well as the extent of work performed during the reporting period, which may not match the pattern of bills received or payments made to third-party service providers. The testing of accrued clinical and manufacturing costs is dependent upon a high-volume of data and input exchanged between clinical personnel and clinical research organizations and contracted development and manufacturing organizations, which includes the total clinical trial management costs, number of sites activated, number of patients enrolled, and number of patient visits, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

Our substantive testing procedures over the completeness of the Company’s accrued clinical and manufacturing costs include obtaining from third-parties confirmation of total costs billed and work completed as of December 31, 2024, for significant clinical trial and manufacturing activities. We obtained an understanding of the status of significant clinical trial and manufacturing activities from accounting personnel and the clinical project managers to understand the status of significant clinical trial and manufacturing activities. To assess the appropriate measurement of accrued clinical and manufacturing costs, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also inspected a sample of subsequent payments, obtained invoice support, and tested the expense was recorded to the appropriate period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Diego, California

March 13, 2025

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$11,055	$22,544
Available-for-sale investments	61,070	75,622
Other receivables	1,736	2,436
Prepaid expenses	8,093	2,390
Total current assets	81,954	102,992
Restricted cash	2,951	3,484
Property and equipment, net	4,850	5,531
Operating lease, right-of-use assets	5,817	6,727
Financing lease, right-of-use assets	1,192	1,788
Other assets	66	131
Total assets	$96,830	$120,653
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,323	$3,529
Accrued expenses	9,392	11,559
Current portion of operating lease liability	711	831
Current portion of financing lease liability	541	497
Total current liabilities	14,967	16,416
Long-term operating lease liability, net of current portion	11,144	12,339
Long-term financing lease liability, net of current portion	887	1,428
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of December 31, 2024 and 2023, respectively; no shares issued or outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of December 31, 2024 and 2023, respectively; issued and outstanding shares – 84,038,922 and 63,286,404 as of December 31, 2024 and 2023, respectively	84	63
Additional paid-in capital	602,021	558,692
Accumulated other comprehensive loss	(40)	(74)
Accumulated deficit	(532,046)	(468,023)
Total aTyr Pharma, Inc. stockholders’ equity	70,019	90,658
Noncontrolling interest in Pangu BioPharma Limited	(187)	(188)
Total stockholders’ equity	69,832	90,470
Total liabilities and stockholders’ equity	$96,830	$120,653

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
License and collaboration agreement revenues	$235	$353	$10,386
Total revenues	235	353	10,386
Operating expenses:
Research and development	54,372	42,293	42,808
General and administrative	13,777	12,979	13,982
Total operating expenses	68,149	55,272	56,790
Loss from operations	(67,914)	(54,919)	(46,404)
Total other income (expense), net	3,892	4,522	1,061
Consolidated net loss	(64,022)	(50,397)	(45,343)
Net (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	(1)	8	5
Net loss attributable to aTyr Pharma, Inc.	$(64,023)	$(50,389)	$(45,338)
Net loss per share, basic and diluted	$(0.86)	$(0.94)	$(1.60)
Shares used in computing net loss per share, basic and diluted	74,261,265	53,606,488	28,419,569

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2024	2023	2022

Consolidated net loss	$(64,022)	$(50,397)	$(45,343)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	34	359	(170)
Comprehensive loss	(63,988)	(50,038)	(45,513)
Comprehensive (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	(1)	8	5
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(63,989)	$(50,030)	$(45,508)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2021	27,793,035	28	481,832	(263)	(372,296)	(175)	109,126
Issuance of common stock upon release of restricted stock units	2,500	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	259	—	1	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	20,612	—	44	—	—	—	44
Issuance of common stock from at-the-market offerings, net of offering costs	1,682,082	1	5,471	—	—	—	5,472
Stock-based compensation	—	—	2,154	—	—	—	2,154
Net unrealized loss on investments, net of tax	—	—	—	(170)	—	—	(170)
Net loss	—	—	—	—	(45,338)	(5)	(45,343)
Balance as of December 31, 2022	29,498,488	29	489,502	(433)	(417,634)	(180)	71,284
Issuance of common stock upon release of restricted stock units	58,111	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	74,010	—	105	—	—	—	105
Issuance of common stock from at-the-market offerings, net of offering costs	10,530,795	11	18,435	—	—	—	18,446
Issuance of common stock from underwritten follow-on offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	2,600	—	—	—	2,600
Net unrealized gain on investments, net of tax	—	—	—	359	—	—	359
Net loss	—	—	—	—	(50,389)	(8)	(50,397)
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	76,957	—	100	—	—	—	100
Issuance of common stock from at-the-market offerings, net of offering costs	20,653,450	21	40,240	—	—	—	40,261
Stock-based compensation	—	—	2,989	—	—	—	2,989
Net unrealized gain on investments, net of tax	—	—	—	34	—	—	34
Net loss	—	—	—	—	(64,023)	1	(64,022)
Balance as of December 31, 2024	84,038,922	$84	$602,021	$(40)	$(532,046)	$(187)	$69,832

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(64,022)	$(50,397)	$(45,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708	592	232
Stock-based compensation	2,989	2,600	2,154
(Accretion) amortization of (discount) premium available-for-sale investment securities	(2,705)	(3,171)	533
Amortization of right-of-use assets	832	2,149	1,463
Gain on disposal of property and equipment	(3)	(6)	(92)
Changes in operating assets and liabilities:
Other receivables	402	9,054	(11,923)
Prepaid expenses and other assets	(5,638)	622	2,238
Accounts payable and accrued expenses	(1,339)	3,262	6,741
Operating lease liability	(343)	2,074	2,111
Net cash used in operating activities	(69,119)	(33,221)	(41,886)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(4,215)	(1,641)
Purchases of available-for-sale investment securities	(69,103)	(106,977)	(42,118)
Maturities of available-for-sale investment securities	86,394	91,050	90,825
Proceeds from sale of property and equipment	7	15	179
Net cash provided by (used in) by investing activities	17,233	(20,127)	47,245
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	—	1
Proceeds from issuance of common stock through employee stock purchase plan	100	105	44
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	40,261	18,446	5,472
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	—	48,073	—
Principal paid on finance lease liabilities	(497)	(394)	(66)
Net cash provided by financing activities	39,864	66,230	5,451
Net change in cash, cash equivalents and restricted cash	(12,022)	12,882	10,810
Cash, cash equivalents and restricted cash at beginning of period	26,028	13,146	2,336
Cash, cash equivalents and restricted cash at the end of period	$14,006	$26,028	$13,146

Cash and cash equivalents at the end of period	$11,055	$22,544	$9,981
Restricted cash at the end of period	2,951	3,484	3,165
Cash, cash equivalents and restricted cash at the end of period	$14,006	$26,028	$13,146

Supplemental disclosure of cash flow information:
Interest paid	$137	$172	$54
Purchases of property and equipment in accounts payable	$17	$51	$1,194
Right-of-use assets obtained in exchange for lease obligation	$—	$1,854	$8,695

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2024, we had an accumulated deficit of $532.0 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2024, our cash, cash equivalents, available-for-sale investments and restricted cash were $75.1 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. Additionally, from January 1, 2025 through March 12, 2025, we sold an aggregate of 4,797,682 shares of common stock at a weighted-average price of $3.92 per share for net proceeds of approximately $18.3 million under the Jefferies ATM Offering Program.

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

Restricted Cash

As of December 31, 2024, restricted cash was approximately $3.0 million, which was held as a security deposit in conjunction with our corporate headquarter facility lease and financing leases as discussed further in Note 6 - Commitments and Contingencies.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business in one operating segment, which includes all activities related to the discovery and development of our product candidates. Our CODM is our Chief Executive Officer, who reviews and evaluates consolidated research and development expenses, general and administrative expenses, net loss, net cash used in operating activities and our consolidated cash and cash equivalents for purposes of making operating decisions, allocating resources and planning and forecasting future periods.

The table below summarizes the significant expense categories regularly reviewed by our CODM for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
License and collaboration agreement revenues	$235	$353	$10,386
Research and development expenses:
Efzofitimod expenses	43,754	31,533	25,408
Preclinical development and other shared research and development expenses	9,297	9,635	16,663
Non-cash expenses (depreciation and stock-based compensation)	1,321	1,125	737
Total research and development expenses	54,372	42,293	42,808

General and administrative expenses:
Non-cash expenses (depreciation and stock-based compensation)	2,375	2,068	1,648
Other general and administrative expenses	11,402	10,911	12,334
Total general and administrative expenses	13,777	12,979	13,982

Other segment items (1)	3,892	4,522	1,061

Consolidated net loss	$64,022	$50,397	$45,343

(1) Other segment items included interest income and interest expense.

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), we were eligible to claim the employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our consolidated balance sheets, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2023. Subsequent to the year ended December 31, 2024, in February 2025, we received a refund totaling $1.0 million of ERC benefits.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and available-for-sale investments. We have established guidelines regarding diversification of investments and their maturities, which are designed to maintain principal and maximize liquidity. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Our ROU assets consist of a non-cancelable operating lease for our corporate headquarters and financing leases for various research and development and information technology equipment.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for common stock, stock options and restricted stock units outstanding under our stock option plans and inducement grants and estimated shares to be purchased under our 2015 Employee Stock Purchase Plan (the 2015 ESPP). For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Years Ended December 31,
	2024	2023	2022
Common stock warrants	—	5,864	13,760
Common stock options and restricted stock units	6,171,442	4,020,154	3,077,608
Employee stock purchase plan	34,143	41,862	34,588
Total	6,205,585	4,067,880	3,125,956

The following table summarizes our net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to aTyr Pharma, Inc.	$(64,023)	$(50,389)	$(45,338)

Denominator:
Shares used in computing net loss per share, basic and diluted	74,261,265	53,606,488	28,419,569

Net loss per share - basic and diluted	$(0.86)	$(0.94)	$(1.60)

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. We adopted ASU 2023-07 during the year ended December 31, 2024. See Note 1, Segment Reporting, in the accompanying notes to the consolidated financial statements for further detail.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard and expect that the adoption will not have a material impact on our consolidated financial statements.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024
Assets:
Current:
Cash equivalents	$9,581	$9,581	$—	$—
Available-for-sale investments:
Commercial paper	38,139	—	38,139	—
Corporate debt securities	14,067	—	14,067	—
U.S. government agencies	8,864	—	8,864	—
Total available-for-sale investments	61,070	—	61,070	—
Total assets measured at fair value	$70,651	$9,581	$61,070	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Assets:
Current:
Cash equivalents	$21,626	$21,626	$—	$—
Available-for-sale investments:
Commercial paper	31,198	—	31,198	—
Corporate debt securities	27,578	—	27,578	—
U.S. government agencies	16,846	—	16,846	—
Total available-for-sale investments	75,622	—	75,622	—
Total assets measured at fair value	$97,248	$21,626	$75,622	$—

As of December 31, 2024 and 2023, available-for-sale investments are detailed as follows (in thousands):

		December 31, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$38,135	$23	$(19)	$38,139
Corporate debt securities	Within 1 year	14,058	12	(3)	14,067
U.S. government agencies	Within 1 year	8,867	—	(3)	8,864
		$61,060	$35	$(25)	$61,070

		December 31, 2023
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$31,198	$14	$(14)	$31,198
Corporate debt securities	Within 2 years	27,607	12	(41)	27,578
U.S. government agencies	Within 1 year	16,841	26	(21)	16,846
		$75,646	$52	$(76)	$75,622

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our evaluation, we did not record allowance for credit losses in the consolidated statement of operations during the year ended December 31, 2024.

As of December 31, 2024, all available-for-sale investments had effective maturity dates of less than one year. As of December 31, 2024, 11 out of 22 available-for-sale investments were in a gross unrealized loss position of which one available-for-sale investment with a market value of $1.0 million was in such position for greater than 12 months.

As of December 31, 2024 and 2023, accrued interest receivable on available-for-sale securities for each of the periods was $0.2 million and $0.3 million, respectively.

4. License and Collaboration Agreements

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 and concluded that Kyorin is a customer. We identified the following performance obligations under the Kyorin Agreement: 1) the license of efzofitimod for ILD in Japan; and 2) free clinical trial material for Kyorin’s Phase 1 clinical trial. Kyorin is participating in the EFZO-FIT study and received approval from the Pharmaceuticals and Medical Devices Agency (PMDA) to commence the EFZO-FIT study in Japan in December 2022. Additionally, in February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. We recognized this $10.0 million milestone payment as revenue during the year ended December 2022, as we determined the milestone became probable of achievement with Kyorin having scheduled site visits for patient screenings by that time. We received this $10.0 million milestone payment in February 2023. During the years ended December 31, 2024 and 2023, we recognized $0.2 million and $0.4 million, respectively, in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

5. Balance Sheet Details

Prepaid expenses consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid clinical and research expense	$581	$1,475
Prepaid manufacturing expenses	6,122	125
Other prepaid expenses	1,390	790
	$8,093	$2,390

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Computer and office equipment	$440	$448
Scientific and laboratory equipment	3,299	4,051
Tenant improvements	5,653	5,653
	9,392	10,152
Less accumulated depreciation and amortization	(4,542)	(4,621)
	$4,850	$5,531

During the years ended December 31, 2024, 2023 and 2022, depreciation expense was $0.7 million, $0.6 million and $0.2 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued salaries, wages and benefits	$3,093	$2,706
Accrued clinical and manufacturing	5,530	7,753
Other accrued expenses	769	1,100
	$9,392	$11,559

6. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a lease (the Lease) with San Diego Creekside, LLC (Landlord), as lessor, pursuant to which we agreed to lease from Landlord approximately 23,696 rentable square feet (subject to increase pursuant to the terms of the Lease) of office and laboratory space. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. Base rent during such extension period would be at the fair market rent for the Premises (as that term is defined in the Lease). Under the terms of the Lease, the base rent during the first 12 months of the Lease Term was $5.75 per square foot of rentable area per month, and the base rent following the first 12 months of the Lease Term is subject to certain upward adjustments of approximately 3.0% annually. We received $5.3 million in allowance payments for tenant improvements, which represents the full allowance to which we were entitled under the Lease. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2024. During the second quarter of 2023, additional common area amenities were completed by the Landlord which provided us with access to an estimated 1,500 additional rentable square feet. In April 2024, we finalized an amendment to the Lease (the Lease Amendment), effective June 2023. The additional rentable square feet was adjusted to 1,170 square feet for a total of 24,866 rentable square feet and our base rent increased for this additional rentable square feet at the same monthly base rent per rentable square foot as contemplated in the Lease.

Future minimum payments under the facility lease and reconciliation to the operating lease liability as of December 31, 2024 were as follows (in thousands):

Operating Leases
2025	$1,722
2026	1,780
2027	1,916
2028	1,975
2029 and thereafter	9,837
Less: Amount representing interest	(5,375)
Present value of lease payments	11,855
Less: Current portion of operating lease liability	(711)
Long-term operating lease liability, net of current portion	$11,144

Operating lease expense was $1.5 million, $1.9 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the weighted average remaining lease term was 8.6 years and 9.4 years, respectively. As of December 31, 2024 and 2023, the weighted average discount rate for each period was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of December 31, 2024 were as follows (in thousands):

Financing Leases
2025	$634
2026	676
2027	264
Less: Amount representing interest	(146)
Present value of lease payments	1,428
Less: Current portion of financing lease liability	(541)
Long-term financing lease liability, net of current portion	$887

As of December 31, 2024 and 2023, the weighted-average remaining lease term was 2.1 years and 3.0 years, respectively, and the weighted-average discount rate for each period was 8.3%. We provided a $2.3 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash as of December 31, 2024.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program). In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program.

2014 Stock Plan

We adopted a stock option plan in 2007 (the 2007 Plan), which was subsequently amended, restated and renamed in July 2014 (the 2014 Plan) to provide for the incentive stock options, nonstatutory stock options, stock and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options are eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of the stock options under the 2014 Plan is ten years. Stock options granted generally vest over four years. We ceased granting under the 2014 Plan after our IPO in May 2015. Shares underlying any awards under the 2014 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under our 2015 Stock Option and Incentive Plan (the 2015 Stock Plan), which became effective in May 2015.

2015 Stock Plan

Total shares available for issuance under the 2015 Stock Plan as of December 31, 2024 were 4,931,323. Shares underlying any awards under the 2015 Stock Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Stock Plan.

The maximum term of stock options granted under 2015 Stock Plan is ten years. For an initial grant to an employee, 25% of the stock options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the stock options generally vest monthly over a four-year term.

Inducement Plan and Grants

In March 2022, our board of directors approved and adopted our 2022 Inducement Plan (our Inducement Plan). Awards granted under our Inducement Plan are in accordance with Nasdaq Listing Rule 5635(c)(4). A total of 300,000 shares of our common stock were reserved for the issuance under our Inducement Plan.

The maximum term of stock options granted under our Inducement Plan is ten years. Each option vests over a period of four years, with 25% of the shares vesting on the one-year anniversary of the applicable vesting commencement date and the remaining 75% vesting in equal monthly installments over three years, thereafter, subject to continuous employment.

During the year ended December 31, 2024, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 9,400 shares of our common stock, with a weighted-average exercise price of $1.86 per share as inducement awards to new employees.

In August 2024, we granted a nonstatutory option to purchase 150,000 shares of our common stock at an exercise price of $1.88 per share as an inducement award in connection with the hiring of our Vice President, Technical Operations. We filed a registration statement on Form S-8 to register the shares of common stock underlying this option prior to the time that this option becomes exercisable.

2015 Employee Stock Purchase Plan

As of December 31, 2024, total shares reserved for issuance under the 2015 ESPP were 650,354.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,956,827	$6.00
Granted	2,228,898	$1.65
Canceled/forfeited/expired	(55,499)	$20.59
Outstanding as of December 31, 2024	6,130,226	$4.29	7.75	$6,794,862

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2024	2023	2022
Expected term (in years)	5.27 – 6.08	5.51 – 6.09	5.98 – 6.08
Risk-free interest rate	3.6% – 4.5%	3.6% – 4.5%	1.7% – 4.2%
Expected volatility	76.5% – 80.5%	81.5% – 83.0%	84.2% – 86.5%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2024	2023	2022
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	4.4% – 5.5%	4.5% – 5.4%	0.1% – 4.5%
Expected volatility	40.9% – 74.6%	40.9% – 58.5%	51.9% – 95.9%
Expected dividend yield	0.0%	0.0%	0.0%

Expected term. The expected term represents the period of time that stock options are expected to be outstanding. Because we do not have sufficient history of exercise behavior, we determine the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Risk-free interest rate. We base the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. The expected volatility assumption is based on our historical volatility.

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

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. The fair value of restricted stock is determined by the closing price of our common stock reported on the Nasdaq Capital Market on the date of grant. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	63,327	$5.45
Released	(22,111)	$5.39
Balance as of December 31, 2024	41,216	$5.48

The allocation of stock-based compensation for all stock options and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$697	$600	$528
General and administrative	2,292	2,000	1,626
Total stock-based compensation expense	$2,989	$2,600	$2,154

The weighted-average grant date fair value per share of stock options granted by us, during the years ended December 31, 2024, 2023 and 2022 was $1.16, $1.59 and $2.49, respectively. There were no restricted stock units granted by us during the years ended December 31, 2024 and 2023. The total grant date fair value of restricted stock units granted by us during the year ended December 31, 2022, was approximately $597,000. There were no stock options exercised during the years ended December 31, 2024 and 2023. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was approximately $1,000. The fair value of restricted stock units released during the years ended December 31, 2024, 2023 and 2022 was approximately $37,000, $124,000 and $6,000, respectively. As of December 31, 2024, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $4.3 million and $0.1 million, respectively. As of December 31, 2024, these unrecognized costs for stock options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 2.2 years and 1.0 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

December 31, 2024
Common stock options and restricted stock units	6,171,442
Shares available under the 2015 equity incentive plan	4,931,323
Shares available under the 2022 inducement plan	105,200
Shares available under the employee stock purchase plan	650,354
11,858,319

8. Income Tax

Pretax losses were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(64,086)	$(49,967)	$(45,086)
Foreign	64	(428)	(254)
Worldwide pre-tax loss	$(64,022)	$(50,395)	$(45,340)

For the years ended December 31, 2024, 2023, and 2022, we did not record a provision for income taxes due to a full valuation allowance against our deferred taxes. A reconciliation of the expected statutory federal income tax provision to the actual income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Expected income taxes benefit at federal statutory rate	$(13,445)	$(10,583)	$(9,521)
State income taxes, net of federal benefit	(2,353)	(2,171)	(380)
Permanent items and other	380	172	438
Stock compensation	71	91	44
Research credits	(6,867)	(5,336)	(4,415)
Unrecognized tax benefits	6,023	5,209	2,454
Foreign rate differential	(3)	19	11
Change in tax rate	—	(5)	34
Change in valuation allowance	16,194	12,604	11,335
Income tax (benefit) expense	$—	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $124.2 million and $108.0 million as of December 31, 2024 and 2023, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$68,799	$60,090
Capitalized research and development expenses	30,071	25,922
Research credits and other state credits	21,384	18,246
Intangible assets	909	1,093
Reserve and accruals	(274)	522
Share-based compensation expense	2,025	1,821
Lease liability	2,492	1,709
Total tax assets	125,406	109,403
Valuation allowance	(124,183)	(107,989)
Total deferred tax assets	$1,223	$1,414
Deferred tax liabilities:
Right of use lease assets	(1,223)	(1,414)
Total deferred tax liabilities	(1,223)	(1,414)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule was effective at the beginning of 2022 which resulted in a capitalization of R&D costs of approximately $54.5 million and $44.2 million during the years ended December 31, 2024 and 2023, respectively. We will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

As of December 31, 2024, we had federal NOL carryforwards of approximately $298.9 million, with $186.4 million of NOLs generated after December 31, 2017 carrying forward indefinitely and $112.5 million of NOLs that will begin to expire in 2025. NOL carryforwards generated after January 1, 2018 are subject to an 80% of taxable income limitation in accordance with the Tax Cuts and Jobs Act of 2017. We had state net operating loss carryforwards of approximately $258.3 million, and foreign net operating loss carryforwards of $9.4 million. The state net operating losses will begin to expire in 2025. The foreign net operating losses carry over indefinitely.

As of December 31, 2024, we had federal and state research and development credit carryforwards of approximately $11.0 million and $6.4 million, respectively, which will begin to expire in 2026 for both federal and state purposes. We had $23.1 million of federal Orphan Drug Credits as of December 31, 2024, which will begin to expire in 2035.

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

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2024	2023	2022
Balance as of beginning of year	$30,078	$25,145	$22,232
Increase (decrease) related to prior year tax positions	(58)	(483)	(48)
Increase related to current year tax positions	6,737	5,416	2,961
Balance as of end of year	$36,757	$30,078	$25,145

We do not anticipate that the amount of unrecognized tax benefits as of December 31, 2024 will change within the next twelve months.

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and various state authorities due to carry forward of unutilized NOLs and research and development credits.

9. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our board of directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.2 million during each of the years ended December 31, 2024, 2023 and 2022.

10. Subsequent Events

Sales of Common Stock through the Jefferies ATM Offering Program

From January 1, 2025 through March 12, 2025, we sold an aggregate of 4,797,682 shares of common stock at a weighted-average price of $3.92 per share through the Jefferies ATM Offering Program for net proceeds of $18.3 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report of our registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)).

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024, under the sections headed “Proposal 1 – Election of Directors,” “Executive Officers,” “Insider Trading Arrangements and Policies,” and “Delinquent Section 16(a) Reports,” if any, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.atyrpharma.com under the Corporate Governance section of our Investors and Media page. If we make any amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we intend to satisfy our disclosure obligations, if any, with respect to such amendment or waiver by posting such information on our website or by filing a Current Report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item will be contained in our Definitive Proxy Statement under the sections headed “Executive Officers,” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Definitive Proxy Statement, under the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and is incorporated herein by reference.

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

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Description of Common Stock of the Registrant	10-K	001-37378	4.6	March 14, 2024
10.1*	2014 Stock Plan and forms of agreements thereunder	S-1/A	333-203272	10.1	April 27, 2015
10.2*	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 29, 2024
10.3*	Forms of agreement under 2015 Stock Option and Incentive Plan	S-1/A	333-203272	10.2	April 27, 2015
10.4	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.5	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.6*	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.7*	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016
10.8*	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.9*	Employment Agreement, dated November 1, 2017, by and between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.10*	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
10.11*	Employment Offer Letter by and between the Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	10-Q	001-37378	10.2	May 14, 2019
10.12†	Collaboration and License Agreement by and between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
10.13*	First Amendment to Employment Agreement dated February 5, 2021, by and the between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-K	001-37378	10.19	March 24, 2021

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.14*	aTyr Pharma, Inc. 2015 Employee Stock Purchase Plan, as amended	8-K	001-37378	10.2	April 29, 2022
10.15*	aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.3	May 10, 2022
10.16*	Forms of Grant Notice and Stock Option Agreement under aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.4	May 10, 2022
10.17	Open Market Sale AgreementSM dated April 22, 2022 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	April 22, 2022
10.18	Amendment No. 1 Open Market Sale AgreementSM dated December 23, 2024 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	December 23, 2024
10.19	Lease dated May 12, 2022, by and between the Registrant and San Diego Creekside, LLC	8-K	001-37378	10.1	May 16, 2022
10.20	First Amendment to Lease Between the Registrant and San Diego, Creekside, LLC, dated April 8, 2024	10-Q	001-37378	10.1	May 2 2024
10.21*	aTyr Pharma, Inc. Non-Qualified Option Agreement for Non-Plan Inducement Grant	S-8	333-28152	99.3	August 13, 2024
10.22*	Non-Employee Director Compensation Policy, as amended	8-K	001-37378	99.1	December 12, 2024
14.1	aTyr Pharma, Inc. Code of Business Conduct and Ethics, as amended	8-K	001-37378	14.1	May 29, 2024
19.1	aTyr Pharma, Inc. Statement of Company Policy on Insider Trading and Disclosure	—	—	—	Filed herewith
19.2	aTyr Pharma, Inc. Special Trading Procedures for Designated Individuals	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
97.1	aTyr Pharma, Inc. Incentive Compensation Recoupment Policy	10-K	001-37378	97.1	March 14, 2024
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibits 101)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: March 13, 2025	By	/s/ Sanjay S. Shukla
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

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 13, 2025
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 13, 2025
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ Timothy P. Coughlin	Chairman of the Board	March 13, 2025
Timothy P. Coughlin

/s/ Eric Benevich	Director	March 13, 2025
Eric Benevich

	Director	March 13, 2025
John K. Clarke

/s/ Jane A. Gross	Director	March 13, 2025
Jane A. Gross, Ph.D.

/s/ Svetlana Lucas	Director	March 13, 2025
Svetlana Lucas, Ph.D.

/s/ Paul Schimmel	Director	March 13, 2025
Paul Schimmel, Ph.D.

/s/ Sara L. Zaknoen	Director	March 13, 2025
Sara L. Zaknoen