Form 10-Q
period 2025-03-31
aTYR PHARMA INC
filed 2025-05-07
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, there were 89,004,436 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,362	$11,055
Available-for-sale investments	65,987	61,070
Other receivables	988	1,736
Prepaid expenses	5,934	8,093
Total current assets	83,271	81,954
Restricted cash	2,432	2,951
Property and equipment, net	4,683	4,850
Operating lease, right-of-use assets	5,750	5,817
Financing lease, right-of-use assets	1,043	1,192
Other assets	66	66
Total assets	$97,245	$96,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,531	$4,323
Accrued expenses	7,862	9,392
Current portion of operating lease liability	740	711
Current portion of financing lease liability	550	541
Total current liabilities	10,683	14,967
Long-term operating lease liability, net of current portion	10,953	11,144
Long-term financing lease liability, net of current portion	747	887
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of March 31, 2025 (unaudited) and December 31, 2024, no shares issued or outstanding as of March 31, 2025 (unaudited) and December 31, 2024	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of March 31, 2025 (unaudited) and December 31, 2024, issued and outstanding shares – 89,002,825 as of March 31, 2025 (unaudited) and 84,038,922 as of December 31, 2024	89	84
Additional paid-in capital	621,953	602,021
Accumulated other comprehensive loss	(66)	(40)
Accumulated deficit	(546,926)	(532,046)
Total aTyr Pharma, Inc. stockholders’ equity	75,050	70,019
Noncontrolling interest in Pangu BioPharma Limited	(188)	(187)
Total stockholders’ equity	74,862	69,832
Total liabilities and stockholders’ equity	$97,245	$96,830

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$235
Total revenues	—	235
Operating expenses:
Research and development	11,814	13,364
General and administrative	3,959	3,507
Total operating expenses	15,773	16,871
Loss from operations	(15,773)	(16,636)
Total other income (expense), net	892	1,149
Consolidated net loss	(14,881)	(15,487)
Net loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	1	(4)
Net loss attributable to aTyr Pharma, Inc.	$(14,880)	$(15,491)
Net loss per share, basic and diluted	$(0.17)	$(0.23)
Shares used in computing net loss per share, basic and diluted	86,485,126	66,080,593

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Consolidated net loss	$(14,881)	$(15,487)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(26)	(84)
Comprehensive loss	(14,907)	(15,571)
Comprehensive loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	1	(4)
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(14,906)	$(15,575)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three Months Ended March 31, 2025 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2024	84,038,922	$84	$602,021	$(40)	$(532,046)	$(187)	$69,832
Issuance of common stock upon release of restricted stock units	21,108	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	900	—	2	—	—	—	2
Issuance of common stock from at-the-market offerings, net of offering costs	4,941,895	5	18,752	—	—	—	18,757
Stock-based compensation	—	—	1,178	—	—	—	1,178
Net unrealized loss on investments, net of tax	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	(14,880)	(1)	(14,881)
Balance as of March 31, 2025	89,002,825	$89	$621,953	$(66)	$(546,926)	$(188)	$74,862

	Three Months Ended March 31, 2024 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	5,045,518	5	8,638	—	—	—	8,643
Stock-based compensation	—	—	740	—	—	—	740
Net unrealized loss on investments, net of tax	—	—	—	(84)	—	—	(84)
Net (loss) gain	—	—	—	—	(15,491)	4	(15,487)
Balance as of March 31, 2024	68,354,033	$68	$568,070	$(158)	$(483,514)	$(184)	$84,282

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2025	2024
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(14,881)	$(15,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	178
Stock-based compensation	1,178	740
Accretion of discount of available-for-sale investment securities	(523)	(811)
Amortization of right-of-use assets	216	592
Changes in operating assets and liabilities:
Other receivables	748	454
Prepaid expenses and other assets	2,159	(7,553)
Accounts payable and accrued expenses	(4,322)	(228)
Operating lease liability	(162)	(265)
Net cash used in operating activities	(15,420)	(22,380)
Cash flows from investing activities:
Purchases of property and equipment	—	(17)
Purchases of available-for-sale investment securities	(23,105)	(21,339)
Maturities of available-for-sale investment securities	18,685	20,000
Net cash used in investing activities	(4,420)	(1,356)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	2	—
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	18,757	7,851
Principal paid on finance lease liabilities	(131)	(121)
Net cash provided by financing activities	18,628	7,730
Net change in cash, cash equivalents and restricted cash	(1,212)	(16,006)
Cash, cash equivalents and restricted cash at beginning of period	14,006	26,028
Cash, cash equivalents and restricted cash at the end of period	$12,794	$10,022

Cash and cash equivalents at the end of period	$10,362	$6,808
Restricted cash at the end of period	2,432	3,214
Cash, cash equivalents and restricted cash at the end of period	$12,794	$10,022

Supplemental disclosure of cash flow information:
Interest paid	$28	$38
Purchases of property and equipment in accounts payable	$17	$34

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In our opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2024, contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $14.9 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $546.9 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). During the three months ended March 31, 2025, we sold an aggregate of 4,941,895 shares of common stock at a weighted-average price of $3.93 per share for proceeds of approximately $18.8 million under the Jefferies ATM Offering Program, net of offering costs.

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

We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $78.8 million as of March 31, 2025 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Restricted Cash

As of March 31, 2025, restricted cash was approximately $2.4 million, which was held as a security deposit in conjunction with our corporate headquarters facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), we were eligible to claim the employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our audited consolidated balance sheets, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our audited consolidated statements of operations for the year ended December 31, 2023. As of March 31, 2025, we have received $1.0 million of ERC benefits, and have $0.2 million in other receivables related to the remaining ERC benefits to be received.

Allowance of Credit Losses

For available-for-sale investments in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale investments that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the unaudited condensed consolidated statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale investments for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale investments is recorded within other receivables on our unaudited condensed consolidated balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Revenue Recognition

We evaluate our agreements under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and ASC Topic 808, Collaborative Arrangements. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	March 31,
	2025	2024
Common stock warrants	—	5,864
Common stock options and restricted stock units	9,420,566	5,712,725
Employee stock purchase plan	34,143	41,862
Total	9,454,709	5,760,451

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three months ended March 31, 2025 and 2024.

	March 31,
	2025	2024
License and collaboration agreement revenues	$—	$235
Research and development expenses:
Efzofitimod expenses	8,804	10,965
Preclinical development and other shared research and development expenses	2,560	2,073
Non-cash expenses (depreciation and stock-based compensation)	450	326
Total research and development expenses	11,814	13,364

General and administrative expenses:
Other general and administrative expenses	3,064	2,915
Non-cash expenses (depreciation and stock-based compensation)	895	592
Total general and administrative expenses	3,959	3,507

Other segment items (1)	892	1,149

Consolidated net loss	$14,881	$15,487

(1) Other segment items included interest income and interest expense.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. We adopted the standard on January 1, 2025. The adoption did not have a material effect on our consolidated financial statements disclosures.

In November 2024, the FASB issued ASU 2024-03, which requires entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items on the face of the income statement. The guidance addresses investors’ requests for more detailed expense information, which they said is critical to understanding an entity’s performance, assessing its prospects for future cash flows, and comparing its performance both over time and with that of other entities. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2025
Assets:
Current:
Cash equivalents	$8,632	$8,632	$—	$—
Available-for-sale investments:
Commercial paper	36,842	—	36,842	—
Corporate debt securities	20,233	—	20,233	—
U.S. government agencies	8,912	—	8,912	—
Total available-for-sale investments	65,987	—	65,987	—
Total assets measured at fair value	$74,619	$8,632	$65,987	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024
Assets:
Current:
Cash equivalents	$9,581	$9,581	$—	$—
Available-for-sale investments:
Commercial paper	38,139	—	38,139	—
Corporate debt securities	14,067	—	14,067	—
U.S. government agencies	8,864	—	8,864	—
Total available-for-sale investments	61,070	—	61,070	—
Total assets measured at fair value	$70,651	$9,581	$61,070	$—

As of March 31, 2025 and December 31, 2024, available-for-sale investments are detailed as follows (in thousands):

		March 31, 2025
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$36,849	$6	$(13)	$36,842
Corporate debt securities	Within 1 year	20,235	4	(6)	20,233
U.S. government agencies	Within 1 year	8,919	—	(7)	8,912
		$66,003	$10	$(26)	$65,987

		December 31, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$38,135	$23	$(19)	$38,139
Corporate debt securities	Within 2 years	14,058	12	(3)	14,067
U.S. government agencies	Within 1 year	8,867	—	(3)	8,864
		$61,060	$35	$(25)	$61,070

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025.

As of March 31, 2025, all available-for-sale investments had a variety of effective maturity dates of less than one year. As of March 31, 2025, 16 out of 24 available-for-sale investments were in a gross unrealized loss position of which one available-for-sale investment with a market value of $1.0 million was in such position for greater than 12 months.

As of March 31, 2025 and December 31, 2024, accrued interest receivable on available-for-sale investments was $0.3 million and $0.2 million, respectively.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 which applies to delivered goods or services to a customer and concluded that Kyorin is a customer. For the three months ended March 31, 2025 and 2024, we recognized $0 and

$0.2 million, respectively, in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of March 31, 2025.

Future minimum payments under the facility lease and a reconciliation to the operating lease liability as of March 31, 2025 were as follows (in thousands):

Operating Leases
2025	$1,301
2026	1,780
2027	1,916
2028	1,975
2029 and thereafter	9,837
Less: Amount representing interest	(5,116)
Present value of lease payments	11,693
Less: Current portion of operating lease liability	(740)
Long-term operating lease liability, net of current portion	$10,953

For each of the three months ended March 31, 2025 and 2024, we recorded an operating lease expense of $0.4 million and $0.3 million, respectively. As of March 31, 2025, the weighted-average remaining lease term was 8.3 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of March 31, 2025 were as follows (in thousands):

Financing Leases
2025	$475
2026	676
2027	264
Less: Amount representing interest	(118)
Present value of lease payments	1,297
Less: Current portion of financing lease liability	(550)
Long-term financing lease liability, net of current portion	$747

As of March 31, 2025, the weighted-average remaining lease term was 1.8 years and the weighted-average discount rate was 8.3%. As of March 31, 2025, we have a $1.7 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

5. Stockholders’ Equity

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for proceeds of approximately $40.3 million under the Jefferies ATM Offering Program, net of offering costs. During the three months ended March 31, 2025, we sold an aggregate of 4,941,895 shares of common stock at a weighted-average price of $3.93 per share for proceeds of approximately $18.8 million under the Jefferies ATM Offering Program, net of offering costs.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

March 31, 2025
Common stock options and restricted stock units	9,420,566
Shares available under the 2015 equity incentive plan	1,926,824
Shares available under the 2022 inducement plan	138,567
Shares available under the employee stock purchase plan	650,354
12,136,311

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2025:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	6,130,226	$4.29
Granted	3,298,977	$3.72
Exercised	(900)	$2.26
Canceled/forfeited/expired	(27,845)	$14.42
Outstanding as of March 31, 2025	9,400,458	$4.06

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	March 31,
	2025	2024
Expected term (in years)	6.02 – 6.08	5.94 – 6.02
Risk-free interest rate	4.1% – 4.5%	3.8% – 4.0%
Expected volatility	75.9% – 77.2%	80.3% – 80.5%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2025:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	41,216	$5.48
Released	(21,108)	$5.44
Balance as of March 31, 2025	20,108	$5.52

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	March 31,
	2025	2024
Research and development	$304	$169
General and administrative	874	571
Total stock-based compensation expense	$1,178	$740

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report), our audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC), on March 13, 2025 (2024 Annual Report).

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

Efzofitimod

Our lead therapeutic candidate is efzofitimod, a first-in-class biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve aberrant inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. The U.S. Food and Drug Administration (FDA) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, based on the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP). The Pharmaceutical and Medical Devices Agency (PMDA) has granted efzofitimod orphan drug designation for the treatment of sarcoidosis to Kyorin Pharmaceutical Co., Ltd. (Kyorin), our partner in Japan.

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

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. We expected the study to enroll up to 264 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan. The study design incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by health-related quality of life assessments and questionnaires (KSQ lung score) and forced vital capacity (FVC). In September 2022, we dosed the first patient in the study. During 2023, 2024 and 2025, we have had data and safety monitoring board (DSMB) reviews of our EFZO-FIT study. The DSMB reviews concluded that the study could continue unmodified. In July 2024, we completed enrollment of 268 patients, exceeding target enrollment. Topline data from the study are anticipated in the third quarter of 2025.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2025, we had an accumulated deficit of $546.9 million, and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2025, we had cash, cash equivalents, restricted cash and available-for-sale investments of $78.8 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors - Risks related to our financial condition and need for additional capital - We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through March 31, 2025, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues. We rely primarily on the Jefferies ATM Offering Program for financing our activities. Given recent volatility in capital markets generally, the price of our common stock has fluctuated materially since the start of 2025. If markets remain volatile or our stock price continues to fluctuate, this may negatively affect our ability to generate cash from financing activities in future periods.

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program). In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for proceeds of approximately $40.3 million under the Jefferies ATM Offering Program, net of offering costs. During the three months ended March 31, 2025, we sold an aggregate of 4,941,895 shares of common stock at a weighted-average price of $3.93 per share for proceeds of approximately $18.8 million under the Jefferies ATM Offering Program, net of offering costs.

Kyorin Agreement Milestone Payments

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(15,420)	$(22,380)
Investing activities	(4,420)	(1,356)
Financing activities	18,628	7,730
Net change in cash, cash equivalents and restricted cash	$(1,212)	$(16,006)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $15.4 million and $22.4 million, respectively. The net cash used during the three months ended March 31, 2025 and 2024 was primarily for on-going costs for efzofitimod development and pre-commercialization activities. The decrease in net cash used in operating activities during the three months ended March 31, 2025 as compared to the same period in 2024 was due primarily to the timing of certain upfront efzofitimod manufacturing payments made during the three months ended March 31, 2024.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $4.4 million and $1.4 million, respectively. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $18.6 million and $7.7 million, respectively. Net cash provided by financing activities for the three months ended March 31, 2025 primarily consisted of $18.8 million in proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of $8.6 million in proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs and of which $0.8 million was included in accounts receivable as of March 31, 2024.

Material Cash Requirements

To date, we have not generated any revenues from product sales. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance efzofitimod in clinical development, manufacturing, regulatory and pre-commercialization activities, continue our research and development activities with respect to other potential therapies based on tRNA synthetase biology and seek marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have minimal sales and marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

As of March 31, 2025, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of March 31, 2025.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $1.3 million as of March 31, 2025. Additionally, as of March 31, 2025, we have $1.7 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of March 31, 2025.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of March 31, 2025. All intercompany transactions and balances are eliminated in consolidation.

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

Research and Development Expenses

To date, our research and development expenses have been related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of tRNA synthetase-based immunomodulators. These expenses consist primarily of:

•
salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and product development functions;
•
costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our scientific, therapeutic and clinical advisory board;
•
costs to acquire, develop and manufacture preclinical study and clinical trial materials and to support biologics license application (BLA) filing activities with contracted development and manufacturing organizations (CDMOs);
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, pre-commercialization, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting, legal services, expenses associated with applying for and maintaining patents, cost of insurance, cost of various consultants, occupancy costs, information systems costs and depreciation.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2024 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2024 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Increase /
	2025	2024	(Decrease)
License and collaboration agreement revenues	$—	$235	$(235)
Research and development expenses:
Efzofitimod expenses	8,804	10,965	(2,161)
Preclinical development and other shared research and development expenses	2,560	2,073	487
Non-cash expenses (depreciation and stock-based compensation)	450	326	124
Total research and development expenses	11,814	13,364	(1,550)

General and administrative expenses:
Other general and administrative expenses	3,064	2,915	149
Non-cash expenses (depreciation and stock-based compensation)	895	592	303
Total general and administrative expenses	3,959	3,507	452

Other income (expense), net	892	1,149	(257)

License and collaboration agreement revenues. Revenues of $0.2 million for the three months ended March 31, 2024 consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $11.8 million and $13.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $1.6 million was due primarily to a decrease of $2.2 million in efzofitimod expenses for the EFZO-FIT study since the enrollment was completed in July 2024 as well as decreased manufacturing costs due to the timing of certain manufacturing activities being completed. Preclinical development and other shared research and development expenses increased by $0.5 million, and was primarily attributable to increase in discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.1 million primarily due to increased non-cash stock-based compensation expense. Despite the decreased expenses as compared to the same period in the prior year, we expect research and development expenses to increase as we advance clinical and manufacturing efforts toward possible commercialization of efzofitimod.

General and administrative expenses. General and administrative expenses were $4.0 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. Other general and administrative expenses increased by $0.1 million primarily due to higher personnel related costs. Non-cash expenses increased by $0.3 million primarily due to increased non-cash stock-based compensation expenses. We expect general and administrative expenses to increase as we incur pre-commercialization costs to prepare for the possible commercialization of efzofitimod.

Other income (expense), net. Other income (expense), net was $0.9 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily a result of lower interest income earned on lower cash balances as compared to the same period in the prior year.

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

Item 1A. Risk Factors

Risks Factors Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factors summary, and other risks that we face, can be found following this summary and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our securities.

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
•
We may face contracted development and manufacturing organization (CDMO) manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates, or regulatory activities required for a biologics license application (BLA) submission;
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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report and in our other public filings with the SEC. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our other public filings when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report), which was filed with the SEC on March 13, 2025.

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

Any delay in or inability to successfully complete preclinical and clinical development (including any delays resulting from any changes in a CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our technology transfer to another CDMO for bulk drug substance and production capacity changes for efzofitimod), we will need to conduct additional comparability studies to bridge our modified product candidates to earlier versions, and the data generated from these comparability studies will need to be reviewed and accepted by the FDA or other regulatory authorities.

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

We may face CDMO manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates.*

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If anything were to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss and delays due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. We have incurred such product losses and delays due to these types of deviations with our current CDMO. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we engaged an additional CDMO to manufacture efzofitimod and completed a technology transfer and validation process before the CDMO was able to produce additional bulk drug substance. During 2023, the CDMO completed its first and second full, commercial-scale bulk drug substance GMP runs. Quality release testing was completed and all release specifications were met, supporting the CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. During 2024, we initiated preparatory work with the CDMO on three process performance qualification batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first upstream batch did not meet process performance qualification specifications, and will be replaced by the CDMO. The deviation of this first batch was due to operational errors at the CDMO and not related to the underlying process nor the drug substance. Future operational errors in these batches could negatively impact the timing of our potential BLA submission and could require additional funding. In addition, the U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our product candidates and/or increase the costs to our CDMO and the expense to us to produce our product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. Any additional adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates, the timing of our potential BLA submission for efzofitimod and could require significant additional funding. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.*

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has enacted substantial reductions in force at various government agencies that, if applied to the FDA in a material way, could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could negatively impact our business.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2025, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $78.8 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We are a pre-commercial biotherapeutics company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotherapeutics company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $14.9 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $546.9 million.

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

We (and the third parties with whom we work) are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations, industry standards, and other obligations related to data privacy and security. Our (or the third-parties with whom we work) actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition, including a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including global geopolitical tension, armed conflicts, including the ongoing Ukraine-Russia conflict and conflicts in the Middle East, increasing tensions between the U.S. and China, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy and rapid changes in U.S. or foreign trade policy (such as the imposition of tariffs and trade barriers) could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional health reform measures. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly higher barriers are being erected to the entry of new products. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. We expect additional health reform measures may be implemented in the future, particularly in light of the recent change in administration.

Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
manufacturing sufficient quantities of product candidates for use in clinical trials or for commercial purposes;
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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2024 through May 2, 2025 the closing price of our common stock has ranged between $1.42 and $4.43 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of May 2, 2025, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 33.6% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program, (the Jefferies ATM Offering Program). In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for proceeds of approximately $40.3 million under the Jefferies ATM Offering Program, net of offering costs. During the three months ended March 31, 2025, we sold an aggregate of 4,941,895 shares of common stock at a weighted-average price of $3.93 per share for proceeds of approximately $18.8 million under the Jefferies ATM Offering Program, net of offering costs.

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

We have incurred and will continue to incur significant costs as a result of laws, rules, regulations and standards relating to various aspects of our business, including corporate governance, work force initiatives and operating as a public company, and failure to comply with such laws, rules, regulations and standards could adversely affect our business.*

Laws, rules, regulations and standards affecting various aspects of our business have resulted in and will continue to result in significant costs to us as we evaluate their implications and respond to their requirements. Such laws, rules, regulations and standards include the Sarbanes-Oxley Act of 2002, rules subsequently implemented by the SEC, The Nasdaq Stock Market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) enacted in July 2010 and executive orders. Certain laws, rules, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, policies and governance practices. For example, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. If we fail, or are perceived to fail, to comply with these laws, rules, regulations and standards, our reputation may be harmed and we might be subject to litigation, sanctions, investigations or other regulatory proceedings, which would adversely affect our financial results and our business.

In addition, our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these laws, rules, regulations and standards increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, they make it more difficult and more expensive for us to maintain director and officer liability insurance and we have been required to incur substantial costs to maintain our current levels of such coverage. In the future, we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage that is the same or similar to our current coverage. The impact of these events could make it more difficult for us to attract and retain qualified persons to serve as executive officers or on our board of directors and board committees. We cannot predict or estimate the total costs we may incur or the timing of such costs to comply with these laws, rules, regulations and standards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period from January 1, 2025 to March 31, 2025, our Chief Executive Officer adopted a contract, instructions or written plans for the sale of our securities as noted below:

			Trading Arrangement		Total Shares Authorized	Expiration
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	to be Sold***	Date
Sanjay S. Shukla	Adoption	2/18/2025	X		481,470	2/18/2026
Chief Executive Officer and Director

_______________

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
**	Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
***

Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The number of shares sold is dependent on the satisfaction of certain conditions as set forth in the written plan and the satisfaction of applicable vesting conditions of equity awards. These shares would be sold through option exercises pursuant to a employee stock option grants.

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have historically entered into sell-to-cover arrangements which constitute "non-Rule 10b5-1 trading arrangements" authorizing the pre-arranged sale of shares to our satisfy tax withholding obligations arising exclusively from the vesting of time-vesting or performance-vesting restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the our tax withholding obligations under these arrangements has been dependent on future events which cannot be known in advance, including the future trading price of our shares. The expiration date relating to these arrangements has been dependent on future events which cannot be known in advance, including the final vest date of the applicable time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
10.1*	2015 Stock Option Plan and Incentive Plan, as amended	8-K	001-37378	10.1	May 6, 2025
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: May 7, 2025	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)