Form 10-Q
period 2025-06-30
aTYR PHARMA INC
filed 2025-08-07
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 97,986,634 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,220	$11,055
Available-for-sale investments	63,126	61,070
Other receivables	498	1,736
Prepaid expenses	6,648	8,093
Total current assets	87,492	81,954
Restricted cash	2,878	2,951
Property and equipment, net	4,526	4,850
Operating lease, right-of-use assets	5,678	5,817
Financing lease, right-of-use assets	894	1,192
Other assets	66	66
Total assets	$101,534	$96,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,881	$4,323
Accrued expenses	10,319	9,392
Current portion of operating lease liability	769	711
Current portion of financing lease liability	562	541
Total current liabilities	15,531	14,967
Long-term operating lease liability, net of current portion	10,745	11,144
Long-term financing lease liability, net of current portion	602	887
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of June 30, 2025 (unaudited) and December 31, 2024, no shares issued or outstanding as of June 30, 2025 (unaudited) and December 31, 2024	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of June 30, 2025 (unaudited) and December 31, 2024, issued and outstanding shares – 92,871,182 as of June 30, 2025 (unaudited) and 84,038,922 as of December 31, 2024	93	84
Additional paid-in capital	641,284	602,021
Accumulated other comprehensive loss	(75)	(40)
Accumulated deficit	(566,457)	(532,046)
Total aTyr Pharma, Inc. stockholders’ equity	74,845	70,019
Noncontrolling interest in Pangu BioPharma Limited	(189)	(187)
Total stockholders’ equity	74,656	69,832
Total liabilities and stockholders’ equity	$101,534	$96,830

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$—	$—	$235
Total revenues	—	—	—	235
Operating expenses:
Research and development	15,384	13,973	27,198	27,337
General and administrative	4,929	3,342	8,888	6,849
Total operating expenses	20,313	17,315	36,086	34,186
Loss from operations	(20,313)	(17,315)	(36,086)	(33,951)
Total other income (expense), net	781	1,009	1,673	2,158
Consolidated net loss	(19,532)	(16,306)	(34,413)	(31,793)
Net loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	1	—	2	(4)
Net loss attributable to aTyr Pharma, Inc.	$(19,531)	$(16,306)	$(34,411)	$(31,797)
Net loss per share, basic and diluted	$(0.22)	$(0.23)	$(0.39)	$(0.46)
Shares used in computing net loss per share, basic and diluted	90,120,235	72,284,351	88,312,722	69,204,401

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)
Consolidated net loss	$(19,532)	$(16,306)	$(34,413)	$(31,793)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(9)	(10)	(35)	(94)
Comprehensive loss	(19,541)	(16,316)	$(34,448)	$(31,887)
Comprehensive loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	1	—	2	(4)
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(19,540)	$(16,316)	$(34,446)	$(31,891)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Six Months Ended June 30, 2025 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2024	84,038,922	$84	$602,021	$(40)	$(532,046)	$(187)	$69,832
Issuance of common stock upon release of restricted stock units	21,108	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	900	—	2	—	—	—	2
Issuance of common stock from at-the-market offerings, net of offering costs	4,941,895	5	18,752	—	—	—	18,757
Stock-based compensation	—	—	1,178	—	—	—	1,178
Net unrealized loss on investments, net of tax	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	(14,880)	(1)	(14,881)
Balance as of March 31, 2025	89,002,825	89	621,953	(66)	(546,926)	(188)	74,862
Issuance of common stock upon exercise of stock options	7,520	—	17	—	—	—	17
Issuance of common stock pursuant to employee stock purchase plan	31,007	—	79	—	—	—	79
Issuance of common stock from at-the-market offerings, net of offering costs	3,829,830	4	17,930	—	—	—	17,934
Stock-based compensation	—	—	1,305	—	—	—	1,305
Net unrealized loss on investments, net of tax	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(19,531)	(1)	(19,532)
Balance as of June 30, 2025	92,871,182	$93	$641,284	$(75)	$(566,457)	$(189)	$74,656

	Three and Six Months Ended June 30, 2024 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	5,045,518	5	8,638	—	—	—	8,643
Stock-based compensation	—	—	740	—	—	—	740
Net unrealized loss on investments, net of tax	—	—	—	(84)	—	—	(84)
Net (loss) gain	—	—	—	—	(15,491)	4	(15,487)
Balance as of March 31, 2024	68,354,033	68	568,070	(158)	(483,514)	(184)	84,282
Issuance of common stock pursuant to employee stock purchase plan	39,364	—	39	—	—	—	39
Issuance of common stock from at-the-market offerings, net of offering costs	7,402,801	8	12,684	—	—	—	12,692
Stock-based compensation	—	—	727	—	—	—	727
Net unrealized loss on investments, net of tax	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(16,306)	—	(16,306)
Balance as of June 30, 2024	75,796,198	$76	$581,520	$(168)	$(499,820)	$(184)	$81,424

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(34,413)	$(31,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333	355
Stock-based compensation	2,483	1,467
Accretion of discount of available-for-sale investment securities	(981)	(1,546)
Amortization of right-of-use assets	437	798
Changes in operating assets and liabilities:
Other receivables	1,238	510
Prepaid expenses and other assets	1,445	(7,796)
Accounts payable and accrued expenses	485	(4,407)
Operating lease liability	(341)	(417)
Net cash used in operating activities	(29,314)	(42,829)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(25)
Purchases of available-for-sale investment securities	(41,260)	(40,127)
Maturities of available-for-sale investment securities	40,150	45,524
Net cash (used in) provided by investing activities	(1,119)	5,372
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	19	—
Proceeds from issuance of common stock through employee stock purchase plan	79	39
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	36,691	21,335
Principal paid on finance lease liabilities	(264)	(244)
Net cash provided by financing activities	36,525	21,130
Net change in cash, cash equivalents and restricted cash	6,092	(16,327)
Cash, cash equivalents and restricted cash at beginning of period	14,006	26,028
Cash, cash equivalents and restricted cash at the end of period	$20,098	$9,701

Cash and cash equivalents at the end of period	$17,220	$6,805
Restricted cash at the end of period	2,878	2,896
Cash, cash equivalents and restricted cash at the end of period	$20,098	$9,701

Supplemental disclosure of cash flow information:
Interest paid	$53	$74
Purchases of property and equipment in accounts payable	$17	$34

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

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $19.5 million and $34.4 million for the three and six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $566.5 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). During the six months ended June 30, 2025, we sold an aggregate of 8,771,725 shares of common stock at a weighted-average price of $4.32 per share for net proceeds of approximately $36.7 million under the Jefferies ATM Offering Program.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical, clinical and manufacturing development efforts and the timing and nature of the regulatory approval process for our product candidates, including pre-commercial activities. We anticipate that we will seek to fund our operations through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and when we are closer to commercialization of our product candidates potentially through debt financings. However, we may be unable to raise additional capital or enter into such arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $83.2 million as of June 30, 2025 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Restricted Cash

As of June 30, 2025, restricted cash was approximately $2.9 million, of which $2.4 million was held as a security deposit in conjunction with our corporate headquarters facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies and $0.5 million was held as security deposit for our corporate credit card program.

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), we were eligible to claim the employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our audited consolidated balance sheets, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our audited consolidated statements of operations for the year ended December 31, 2023. As of June 30, 2025, we have fully received the ERC benefits refund.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2025	2024
Common stock warrants	—	2,886
Common stock options and restricted stock units	9,734,321	5,853,181
Employee stock purchase plan	46,883	37,023
Total	9,781,204	5,893,090

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and collaboration agreement revenues	$—	$—	$—	$235
Research and development expenses:
Efzofitimod expenses	12,290	11,335	21,094	22,299
Preclinical development and other shared research and development expenses	2,623	2,315	5,184	4,389
Non-cash expenses (depreciation and stock-based compensation)	471	323	920	649
Total research and development expenses	15,384	13,973	27,198	27,337

General and administrative expenses:
Other general and administrative expenses	3,928	2,760	6,992	5,676
Non-cash expenses (depreciation and stock-based compensation)	1,001	582	1,896	1,173
Total general and administrative expenses	4,929	3,342	8,888	6,849

Other segment items (1)	781	1,009	1,673	2,158

Consolidated net loss	$19,532	$16,306	$34,413	$31,793

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2025
Assets:
Current:
Cash equivalents	$15,619	$15,619	$—	$—
Available-for-sale investments:
Commercial paper	34,408	—	34,408	—
Corporate debt securities	19,750	—	19,750	—
U.S. government agencies	8,968	—	8,968	—
Total available-for-sale investments	63,126	—	63,126	—
Total assets measured at fair value	$78,745	$15,619	$63,126	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024
Assets:
Current:
Cash equivalents	$9,581	$9,581	$—	$—
Available-for-sale investments:
Commercial paper	38,139	—	38,139	—
Corporate debt securities	14,067	—	14,067	—
U.S. government agencies	8,864	—	8,864	—
Total available-for-sale investments	61,070	—	61,070	—
Total assets measured at fair value	$70,651	$9,581	$61,070	$—

As of June 30, 2025 and December 31, 2024, available-for-sale investments are detailed as follows (in thousands):

		June 30, 2025
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$34,424	$—	$(16)	$34,408
Corporate debt securities	Within 1 year	19,757	—	(7)	19,750
U.S. government agencies	Within 1 year	8,970	—	(2)	8,968
		$63,151	$—	$(25)	$63,126

		December 31, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$38,135	$23	$(19)	$38,139
Corporate debt securities	Within 1 years	14,058	12	(3)	14,067
U.S. government agencies	Within 1 year	8,867	—	(3)	8,864
		$61,060	$35	$(25)	$61,070

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025.

As of June 30, 2025, all available-for-sale investments had a variety of effective maturity dates of less than one year. As of June 30, 2025, 21 out of 23 available-for-sale investments were in a gross unrealized loss position.

As of June 30, 2025 and December 31, 2024, accrued interest receivable on available-for-sale investments was $0.3 million and $0.2 million, respectively.

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

We assessed our license and collaboration with Kyorin in accordance with Topic 606 which applies to delivered goods or services to a customer and concluded that Kyorin is a customer. For the six months ended June 30, 2025 and 2024, we recognized $0 and $0.2 million, respectively, in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

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

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2025.

Future minimum payments under the facility lease and a reconciliation to the operating lease liability as of June 30, 2025 were as follows (in thousands):

Operating Leases
2025	$867
2026	1,780
2027	1,916
2028	1,975
2029 and thereafter	9,837
Less: Amount representing interest	(4,861)
Present value of lease payments	11,514
Less: Current portion of operating lease liability	(769)
Long-term operating lease liability, net of current portion	$10,745

For each of the three months ended June 30, 2025 and 2024, we recorded an operating lease expense of $0.4 million. For the six months ended June 30, 2025 and 2024, we recorded an operating lease expense of $0.8 million and $0.7 million, respectively. As of June 30, 2025, the weighted-average remaining lease term was 8.1 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of June 30, 2025 were as follows (in thousands):

Financing Leases
2025	$317
2026	676
2027	264
Less: Amount representing interest	(93)
Present value of lease payments	1,164
Less: Current portion of financing lease liability	(562)
Long-term financing lease liability, net of current portion	$602

As of June 30, 2025, the weighted-average remaining lease term was 1.6 years and the weighted-average discount rate was 8.3%. As of June 30, 2025, we have a $1.7 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

5. Stockholders’ Equity

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2025, we sold an aggregate of 8,771,725 shares of common stock at a weighted-average price of $4.32 per share for net proceeds of approximately $36.7 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

June 30, 2025
Common stock options and restricted stock units	9,734,321
Shares available under the 2015 equity incentive plan	6,641,749
Shares available under the 2022 inducement plan	102,367
Shares available under the employee stock purchase plan	619,347
17,097,784

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2025:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	6,130,226	$4.29
Granted	3,635,177	$3.68
Exercised	(8,420)	$2.27
Canceled/forfeited/expired	(42,770)	$31.69
Outstanding as of June 30, 2025	9,714,213	$3.94

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.50 – 6.00	5.50 – 5.72	5.50 – 6.08	5.50 – 6.02
Risk-free interest rate	3.9% –4.1%	4.5%	3.9% – 4.5%	3.8% – 4.5%
Expected volatility	76.9% – 77.5%	76.7% – 77.1%	75.9% – 77.5%	76.7% – 80.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2025:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	41,216	$5.48
Released	(21,108)	$5.44
Balance as of June 30, 2025	20,108	$5.52

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$325	$166	$629	$335
General and administrative	980	561	1,854	1,132
Total stock-based compensation expense	$1,305	$727	$2,483	$1,467

6. Subsequent Events

Sales of Common Stock through the Jefferies ATM Offering Program

From July 1, 2025 through August 6, 2025, we sold an aggregate of 5,115,452 shares of common stock at a weighted-average price of $6.00 per share through the Jefferies ATM Offering Program for net proceeds of $29.8 million.

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

In February 2022, we met with the FDA in an end-of-Phase 2 meeting to discuss our plans for subsequent clinical development and path to registration for efzofitimod for pulmonary sarcoidosis. Subsequently, we initiated a global pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study is a 52-week study consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once a month for a total of 12 doses. The study design incorporates a forced steroid taper. The objective of the study is to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study is steroid reduction. Secondary endpoints include measures of lung function assessed by health-related quality of life assessments and questionnaires (KSQ lung score) and forced vital capacity (FVC). In September 2022, we dosed the first patient in the study. During 2023, 2024 and 2025, we have had data and safety monitoring board (DSMB) reviews of our EFZO-FIT study. The DSMB reviews concluded that the study could continue unmodified. In July 2024, we completed enrollment of 268 subjects with pulmonary sarcoidosis at multiple centers in the United States, Europe, Brazil, and Japan, exceeding target enrollment. In July 2025, we completed the last patient visit in the EFZO-FIT study. Topline data from the study are expected in mid-September 2025.

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

Based on the results of the Phase 1b/2a clinical trial, we believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an OLE to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. In June 2025 we announced interim data from the study showing three out of four efzoftimod-treated diffuse SSc-ILD patients showed clinically important improvement based on the modified Rodnan Skin Score (mRSS) assessment at 12 weeks and that efzofitimod was generally safe and well tolerated at all doses. We are continuing enrollment and moving toward the 24-week endpoints, including the evaluation of the lung function endpoints to evaluate the ILD component of the disease.

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

ATYR0101

ATYR0101 is a fusion protein derived from a domain of aspartyl-tRNA synthetase (DARS). ATYR0101 binds directly to latent-transforming growth factor beta-binding protein 1 (LTBP1), which regulates transforming growth factor beta (TGFβ), which is at the apex of fibrotic signaling. Derived from a naturally occurring tRNA synthetase, ATYR0101 interacts with LTBP1 in a unique way that presents a differentiated approach to targeting fibrosis. Early data suggest ATYR0101 exerts its antifibrotic effects by inducing apoptosis of myofibroblasts in a TGFβ dependent manner. We believe ATYR0101 may have broad therapeutic applications in multiple fibrotic diseases, such as lung and kidney fibrosis.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2025, we had an accumulated deficit of $566.5 million, and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2025, we had cash, cash equivalents, restricted cash and available-for-sale investments of $83.2 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors - Risks related to our financial condition and need for additional capital - We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through June 30, 2025, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues. We rely primarily on the Jefferies ATM Offering Program for financing our activities. Given recent volatility in capital markets generally, the price of our common stock has fluctuated materially since the start of 2025. If markets remain volatile or our stock price continues to fluctuate, this may negatively affect our ability to generate cash from financing activities in future periods.

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) implementing an “at-the-market” offering program (the Jefferies ATM Offering Program). In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2025, we sold an aggregate of 8,771,725 shares of common stock at a weighted-average price of $4.32 per share for net proceeds of approximately $36.7 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(29,314)	$(42,829)
Investing activities	(1,119)	5,372
Financing activities	36,525	21,130
Net change in cash, cash equivalents and restricted cash	$6,092	$(16,327)

Operating activities. Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $29.3 million and $42.8 million, respectively. The net cash used during the six months ended June 30, 2025 and 2024 was primarily for on-going costs for efzofitimod development and pre-commercialization activities. The decrease in net cash used in operating activities during the six months ended June 30, 2025 as compared to the same period in 2024 was due primarily to the timing of certain upfront efzofitimod manufacturing payments made during the six months ended June 30, 2024.

Investing activities. Net cash (used in) provided by investing activities for the six months ended June 30, 2025 and 2024 was $(1.1) million and $5.4 million, respectively. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $36.5 million and $21.1 million, respectively. Net cash provided by financing activities for the six months ended June 30, 2025 primarily consisted of $36.7 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of $21.3 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program.

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

As of June 30, 2025, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2025.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities totaled $1.2 million as of June 30, 2025. Additionally, as of June 30, 2025, we have $1.7 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of June 30, 2025.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of June 30, 2025. All intercompany transactions and balances are eliminated in consolidation.

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
•
costs to support our pre-commercialization efforts;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Increase /
	2025	2024	(Decrease)
Research and development expenses:
Efzofitimod expenses	$12,290	$11,335	$955
Preclinical development and other shared research and development expenses	2,623	2,315	308
Non-cash expenses (depreciation and stock-based compensation)	471	323	148
Total research and development expenses	15,384	13,973	1,411

General and administrative expenses:
Other general and administrative expenses	3,928	2,760	1,168
Non-cash expenses (depreciation and stock-based compensation)	1,001	582	419
Total general and administrative expenses	4,929	3,342	1,587

Other income (expense), net	781	1,009	(228)

Research and development expenses. Research and development expenses were $15.4 million and $14.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.4 million was due primarily to an increase of $1.0 million in manufacturing costs for preparation toward a potential BLA filing. Preclinical development and other shared research and development expenses increased by $0.3 million, and was primarily attributable to increased discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.1 million primarily due to increased non-cash stock-based compensation expense. We expect research and development expenses to increase as we advance toward the potential commercialization of efzofitimod.

General and administrative expenses. General and administrative expenses were $4.9 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively. Other general and administrative expenses increased by $1.2 million primarily due to higher personnel related costs and pre-commercialization costs. Non-cash expenses increased by $0.4 million primarily due to increased non-cash stock-based compensation expenses. We expect general and administrative expenses to increase as we incur pre-commercialization costs to prepare for the potential commercialization of efzofitimod.

Other income (expense), net. Other income (expense), net was $0.8 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. The change was primarily a result of lower interest income earned on lower cash balances as well as lower interest rates as compared to the same period in the prior year.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Increase /
	2025	2024	(Decrease)
License and collaboration agreement revenues	$—	$235	$(235)
Research and development expenses:
Efzofitimod expenses	21,094	22,299	(1,205)
Preclinical development and other shared research and development expenses	5,184	4,389	795
Non-cash expenses (depreciation and stock-based compensation)	920	649	271
Total research and development expenses	27,198	27,337	(139)

General and administrative expenses:
Other general and administrative expenses	6,992	5,676	1,316
Non-cash expenses (depreciation and stock-based compensation)	1,896	1,173	723
Total general and administrative expenses	8,888	6,849	2,039

Other income (expense), net	1,673	2,158	(485)

License and collaboration agreement revenues. Revenues of $0.2 million for the six months ended June 30, 2024 consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $27.2 million and $27.3 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $0.1 million was due primarily to a decrease of $2.1 million in EFZO-FIT expense due the completion of the last patient visit in July 2025 offset by an increase of $1.1 million in manufacturing costs due to the timing of certain manufacturing activities being completed. Preclinical development and other shared research and development expenses increased by $0.8 million, and was primarily attributable to increased discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.3 million primarily due to increased non-cash stock-based compensation expense. We expect research and development expenses to increase as we advance toward the potential commercialization of efzofitimod.

General and administrative expenses. General and administrative expenses were $8.9 million and $6.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.0 million was due primarily to higher personnel related costs and pre-commercialization costs. Non-cash expenses increased by $0.7 million primarily due to increased non-cash stock-based compensation expenses. We expect general and administrative expenses to increase as we incur pre-commercialization costs to prepare for the potential commercialization of efzofitimod.

Other income, net. Other income, net was $1.7 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily a result of lower interest income earned on lower cash balances as well as lower interest rates as compared to the same period in the prior year.

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

•
We are a pre-commercial biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future;
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

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary or top-line data from our clinical studies, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies, such as our disclosure of an interim analysis of our Phase 2 EFZO-CONNECT study of efzofitimod in SSc-ILD in June 2025. Disclosure of interim data from our clinical studies is subject to the same risks as the disclosure of preliminary or top-line data.

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

We have previously conducted and we or our third-party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third-party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and is participating in the EZFO-FIT study. In July 2024, we completed enrollment of the EFZO-FIT study with a total of 268 subjects in centers in the United States, Europe, Brazil, as well as centers in Japan where our partner Kyorin led the enrollment effort. In July 2025, we completed the last patient visit of the EFZO-FIT study.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss and delays due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. We have incurred such product losses and delays due to these types of deviations with our current CDMO. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we engaged an additional CDMO to manufacture efzofitimod and completed a technology transfer and validation process before the CDMO was able to produce additional bulk drug substance. During 2023, the CDMO completed its first and second full, commercial-scale bulk drug substance GMP runs. Quality release testing was completed and all release specifications were met, supporting the CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. During 2024, we initiated preparatory work with the CDMO on three process performance qualification batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first upstream batch did not meet process performance qualification specifications, and was replaced by the CDMO, and we have now successfully completed the required three upstream batches. During the third quarter of 2025, we initiated the required three downstream batches. The first downstream batch experienced deviations which we are currently assessing. Certain deviations in this batch and the remaining batches could potentially impact the timing of our potential BLA submission. The deviations in these batches were due to operational errors at the CDMO and not related to the underlying process nor the drug substance. In addition, the U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our product candidates and/or increase the costs to our CDMO and the expense to us to produce our product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. Any additional adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates, the timing of our potential BLA submission for efzofitimod and could require significant additional funding. We may also have to write off inventory, incur other charges and expenses for supply of drug substance and drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2025, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $83.2 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We are a pre-commercial biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotechnology company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $34.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $566.5 million.

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

We previously relied on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for planned clinical trials. We have entered into an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance. If we want to eventually utilize product manufactured by the new CDMO for commercial purposes, the FDA will require us to demonstrate that the product manufactured by the new CDMO is comparable in quality, safety and efficacy to the product that is being used in the EFZO-FIT and EFZO-CONNECT studies.*

The current supply of efzofitimod being used in the EFZO-FIT and EFZO-CONNECT studies was produced by a prior CDMO. We have transitioned to a new CDMO that completed its first two commercial-scale cGMP runs during 2023. Full quality release testing has been completed and all release specifications were met, supporting the new CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. Because the change in CDMO has been introduced at an advanced stage of development of efzofitimod, the FDA will require a comparability assessment, which may include additional nonclinical or clinical studies utilizing the product manufactured by the new CDMO. We have completed an analytical comparability assessment. The FDA has reviewed this analytical comparability assessment and no additional data was requested.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Additionally, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) directives to reducing agency workforce, program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and to develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. If Most-Favored-Nation drug pricing is implemented, the U.S. list price of products that are also being commercialized outside of the U.S. could be substantially reduced, which could negatively impact U.S. product sale revenues and the overall U.S. market opportunity. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program created under the IRA and expand the orphan drug exclusion in the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2024 through August 1, 2025 the closing price of our common stock has ranged between $1.42 and $6.61 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of August 1, 2025, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 31.2% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of

$65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the six months ended June 30, 2025, we sold an aggregate of 8,771,725 shares of common stock at a weighted-average price of $4.32 per share for net proceeds of approximately $36.7 million under the Jefferies ATM Offering Program.

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

We have also registered or plan to register all common stock that we may issue under our employee benefits plans as well as shares of common stock underlying options to purchase shares of our common stock that were granted as inducement grants. As a result, once registered, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers have established and may establish in the future programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934 (Exchange Act) for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period covered by this report, our Chief Financial Officer and General Counsel adopted a contract, instructions or written plans for the sale of our securities as noted below:

			Trading Arrangement		Total Shares Authorized	Expiration
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	to be Sold***	Date
Jill M. Broadfoot	Adoption	6/16/2025	X		252,514	6/16/2026
Chief Financial Officer
Nancy E. Denyes	Adoption	6/13/2025	X		100,000	6/13/2026
General Counsel

_______________

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
**	"Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
***

Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The number of shares sold is dependent on the satisfaction of certain conditions as set forth in the written plan and the satisfaction of applicable vesting conditions of equity awards. These shares would be sold through option exercises pursuant to employee stock option grants.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
10.1*	2015 Stock Option Plan and Incentive Plan, as amended	8-K	001-37378	10.1	May 6, 2025
10.2*	2022 Inducement Plan, as amended	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: August 7, 2025	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)