Form 10-Q
period 2025-09-30
aTYR PHARMA INC
filed 2025-11-06
CIK 1339970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 97,986,634 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,150	$11,055
Available-for-sale investments	84,052	61,070
Other receivables	1,042	1,736
Prepaid expenses	1,770	8,093
Total current assets	93,014	81,954
Restricted cash	2,712	2,951
Property and equipment, net	4,429	4,850
Operating lease, right-of-use assets	5,603	5,817
Financing lease, right-of-use assets	745	1,192
Other assets	149	66
Total assets	$106,652	$96,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,064	$4,323
Accrued expenses	10,185	9,392
Current portion of operating lease liability	799	711
Current portion of financing lease liability	630	541
Total current liabilities	15,678	14,967
Long-term operating lease liability, net of current portion	10,532	11,144
Long-term financing lease liability, net of current portion	398	887
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of September 30, 2025 (unaudited) and December 31, 2024, no shares issued or outstanding as of September 30, 2025 (unaudited) and December 31, 2024	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of September 30, 2025 (unaudited) and December 31, 2024, issued and outstanding shares – 97,986,634 as of September 30, 2025 (unaudited) and 84,038,922 as of December 31, 2024	98	84
Additional paid-in capital	672,339	602,021
Accumulated other comprehensive loss	(1)	(40)
Accumulated deficit	(592,201)	(532,046)
Total aTyr Pharma, Inc. stockholders’ equity	80,235	70,019
Noncontrolling interest in Pangu BioPharma Limited	(191)	(187)
Total stockholders’ equity	80,044	69,832
Total liabilities and stockholders’ equity	$106,652	$96,830

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)
Revenues:
License and collaboration agreement revenues	$190	$—	$190	$235
Total revenues	190	—	190	235
Operating expenses:
Research and development	22,130	14,807	49,328	42,144
General and administrative	4,805	3,336	13,693	10,185
Total operating expenses	26,935	18,143	63,021	52,329
Loss from operations	(26,745)	(18,143)	(62,831)	(52,094)
Total other income (expense), net	999	882	2,672	3,040
Consolidated net loss	(25,746)	(17,261)	(60,159)	(49,054)
Net loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	2	2	4	(2)
Net loss attributable to aTyr Pharma, Inc.	$(25,744)	$(17,259)	$(60,155)	$(49,056)
Net loss per share, basic and diluted	$(0.26)	$(0.23)	$(0.66)	$(0.69)
Shares used in computing net loss per share, basic and diluted	97,153,541	75,801,666	91,292,046	71,419,541

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)
Consolidated net loss	$(25,746)	$(17,261)	$(60,159)	$(49,054)
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments, net of tax	74	204	39	110
Comprehensive loss	(25,672)	(17,057)	$(60,120)	$(48,944)
Comprehensive loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	2	2	4	(2)
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(25,670)	$(17,055)	$(60,116)	$(48,946)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three and Nine Months Ended September 30, 2025 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2024	84,038,922	$84	$602,021	$(40)	$(532,046)	$(187)	$69,832
Issuance of common stock upon release of restricted stock units	21,108	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	900	—	2	—	—	—	2
Issuance of common stock from at-the-market offerings, net of offering costs	4,941,895	5	18,752	—	—	—	18,757
Stock-based compensation	—	—	1,178	—	—	—	1,178
Net unrealized loss on investments, net of tax	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	(14,880)	(1)	(14,881)
Balance as of March 31, 2025	89,002,825	89	621,953	(66)	(546,926)	(188)	74,862
Issuance of common stock upon exercise of stock options	7,520	—	17	—	—	—	17
Issuance of common stock pursuant to employee stock purchase plan	31,007	—	79	—	—	—	79
Issuance of common stock from at-the-market offerings, net of offering costs	3,829,830	4	17,930	—	—	—	17,934
Stock-based compensation	—	—	1,305	—	—	—	1,305
Net unrealized loss on investments, net of tax	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(19,531)	(1)	(19,532)
Balance as of June 30, 2025	92,871,182	93	641,284	(75)	(566,457)	(189)	74,656
Issuance of common stock from at-the-market offerings, net of offering costs	5,115,452	5	29,748	—	—	—	29,753
Stock-based compensation	—	—	1,307	—	—	—	1,307
Net unrealized gain on investments, net of tax	—	—	—	74	—	—	74
Net loss	—	—	—	—	(25,744)	(2)	(25,746)
Balance as of September 30, 2025	97,986,634	$98	$672,339	$(1)	$(592,201)	$(191)	$80,044

	Three and Nine Months Ended September 30, 2024 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2023	63,286,404	$63	$558,692	$(74)	$(468,023)	$(188)	$90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock from at-the-market offerings, net of offering costs	5,045,518	5	8,638	—	—	—	8,643
Stock-based compensation	—	—	740	—	—	—	740
Net unrealized loss on investments, net of tax	—	—	—	(84)	—	—	(84)
Net (loss) gain	—	—	—	—	(15,491)	4	(15,487)
Balance as of March 31, 2024	68,354,033	68	568,070	(158)	(483,514)	(184)	84,282
Issuance of common stock pursuant to employee stock purchase plan	39,364	—	39	—	—	—	39
Issuance of common stock from at-the-market offerings, net of offering costs	7,402,801	8	12,684	—	—	—	12,692
Stock-based compensation	—	—	727	—	—	—	727
Net unrealized loss on investments, net of tax	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(16,306)	—	(16,306)
Balance as of June 30, 2024	75,796,198	76	581,520	(168)	(499,820)	(184)	81,424
Issuance of common stock from at-the-market offerings, net of offering costs	15,088	—	20	—	—	—	20
Stock-based compensation	—	—	752	—	—	—	752
Net unrealized gain on investments, net of tax	—	—	—	204	—	—	204
Net loss	—	—	—	—	(17,259)	(2)	(17,261)
Balance as of September 30, 2024	75,811,286	$76	$582,292	$36	$(517,079)	$(186)	$65,139

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(60,159)	$(49,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498	533
Stock-based compensation	3,790	2,219
Accretion of discount of available-for-sale investment securities	(1,493)	(2,155)
Amortization of right-of-use assets	661	1,008
Changes in operating assets and liabilities:
Other receivables	694	307
Prepaid expenses and other assets	6,240	(6,108)
Accounts payable and accrued expenses	503	(2,164)
Operating lease liability	(524)	(573)
Net cash used in operating activities	(49,790)	(55,987)
Cash flows from investing activities:
Purchases of property and equipment	(46)	(40)
Purchases of available-for-sale investment securities	(80,600)	(43,036)
Maturities of available-for-sale investment securities	59,150	66,394
Net cash (used in) provided by investing activities	(21,496)	23,318
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	19	—
Proceeds from issuance of common stock through employee stock purchase plan	79	39
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	66,444	21,355
Principal paid on finance lease liabilities	(400)	(369)
Net cash provided by financing activities	66,142	21,025
Net change in cash, cash equivalents and restricted cash	(5,144)	(11,644)
Cash, cash equivalents and restricted cash at beginning of period	14,006	26,028
Cash, cash equivalents and restricted cash at the end of period	$8,862	$14,384

Cash and cash equivalents at the end of period	$6,150	$11,458
Restricted cash at the end of period	2,712	2,926
Cash, cash equivalents and restricted cash at the end of period	$8,862	$14,384

Supplemental disclosure of cash flow information:
Interest paid	$75	$107
Purchases of property and equipment in accounts payable	$48	$34

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

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $25.7 million and $60.2 million for the three and nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $592.2 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). During the nine months ended September 30, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

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

We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $92.9 million as of September 30, 2025 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Restricted Cash

As of September 30, 2025, restricted cash was approximately $2.7 million, of which $2.3 million was held as a security deposit in conjunction with our corporate headquarters facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies and $0.4 million was held as security deposit for our corporate credit card program.

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, we were eligible to claim the employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within the other receivables in our audited consolidated balance sheets, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our audited consolidated statements of operations for the year ended December 31, 2023. As of September 30, 2025, we have fully received the ERC benefits refund.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Nine Months Ended September 30,
	2025	2024
Common stock warrants	—	2,886
Common stock options and restricted stock units	9,811,268	6,071,781
Employee stock purchase plan	46,883	37,023
Total	9,858,151	6,111,690

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and collaboration agreement revenues	$190	$—	$190	$235
Research and development expenses:
Efzofitimod expenses	18,765	11,948	39,858	34,232
Preclinical development and other shared research and development expenses	2,890	2,525	8,075	6,929
Non-cash expenses (depreciation and stock-based compensation)	475	334	1,395	983
Total research and development expenses	22,130	14,807	49,328	42,144

General and administrative expenses:
Other general and administrative expenses	3,888	2,800	10,880	8,476
Non-cash expenses (depreciation and stock-based compensation)	917	536	2,813	1,709
Total general and administrative expenses	4,805	3,336	13,693	10,185

Other segment items (1)	999	882	2,672	3,040

Consolidated net loss	$25,746	$17,261	$60,159	$49,054

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2025
Assets:
Current:
Cash equivalents	$4,630	$4,630	$—	$—
Available-for-sale investments:
Commercial paper	42,300	—	42,300	—
Corporate debt securities	36,698	—	36,698	—
Municipal bonds	5,054	—	5,054	—
Total available-for-sale investments	84,052	—	84,052	—
Total assets measured at fair value	$88,682	$4,630	$84,052	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024
Assets:
Current:
Cash equivalents	$9,581	$9,581	$—	$—
Available-for-sale investments:
Commercial paper	38,139	—	38,139	—
Corporate debt securities	14,067	—	14,067	—
U.S. government agencies	8,864	—	8,864	—
Total available-for-sale investments	61,070	—	61,070	—
Total assets measured at fair value	$70,651	$9,581	$61,070	$—

As of September 30, 2025 and December 31, 2024, available-for-sale investments are detailed as follows (in thousands):

		September 30, 2025
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$42,278	$22	$—	$42,300
Corporate debt securities	Within 1 year	36,684	18	(4)	36,698
Municipal bonds	Within 2 years	5,041	13	—	5,054
		$84,003	$53	$(4)	$84,052

		December 31, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$38,135	$23	$(19)	$38,139
Corporate debt securities	Within 1 years	14,058	12	(3)	14,067
U.S. government agencies	Within 1 year	8,867	—	(3)	8,864
		$61,060	$35	$(25)	$61,070

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended September 30, 2025.

As of September 30, 2025, all available-for-sale investments had a variety of effective maturity dates of less than two years. As of September 30, 2025, $79.0 million of our short-term investments had maturities less than one year and $5.1 million had maturities greater than one year. As of September 30, 2025, 7 out of 28 available-for-sale investments were in a gross unrealized loss position, none of which were at such position for greater than 12 months.

As of September 30, 2025 and December 31, 2024, accrued interest receivable on available-for-sale investments was $0.5 million and $0.3 million, respectively.

3. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 which applies to delivered goods or services to a customer and concluded that Kyorin is a customer. For each of the nine months ended September 30, 2025 and 2024, we recognized $0.2 million in collaboration revenue from Kyorin for drug product material sold to Kyorin.

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

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2025.

Future minimum payments under the facility lease and a reconciliation to the operating lease liability as of September 30, 2025 were as follows (in thousands):

Operating Leases
2025	$434
2026	1,780
2027	1,916
2028	1,975
2029 and thereafter	9,837
Less: Amount representing interest	(4,611)
Present value of lease payments	11,331
Less: Current portion of operating lease liability	(799)
Long-term operating lease liability, net of current portion	$10,532

For each of the three months ended September 30, 2025 and 2024, we recorded an operating lease expense of $0.4 million. For the nine months ended September 30, 2025 and 2024, we recorded an operating lease expense of $1.2 million and $1.1 million, respectively. As of September 30, 2025, the weighted-average remaining lease term was 7.8 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of September 30, 2025 were as follows (in thousands):

Financing Leases
2025	$158
2026	676
2027	264
Less: Amount representing interest	(70)
Present value of lease payments	1,028
Less: Current portion of financing lease liability	(630)
Long-term financing lease liability, net of current portion	$398

As of September 30, 2025, the weighted-average remaining lease term was 1.3 years and the weighted-average discount rate was 8.4%. As of September 30, 2025, we have a $1.5 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

Litigation

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints allege certain violations of the U.S. federal securities laws and seek unspecific damages.

We make provisions for liabilities when they are both probable that a liability has been incurred and the amount can be reasonably estimated. No such liability has been recorded related to this matter. With regard to legal fees, such as attorney fees related to this matter or any other legal matters, we recognize such costs as incurred.

5. Stockholders’ Equity

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

September 30, 2025
Common stock options and restricted stock units	9,811,268
Shares available under the 2015 equity incentive plan	6,627,202
Shares available under the 2022 inducement plan	39,967
Shares available under the employee stock purchase plan	619,347
17,097,784

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2025:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	6,130,226	$4.29
Granted	3,714,577	$3.72
Exercised	(8,420)	$2.27
Canceled/forfeited/expired	(45,223)	$42.30
Outstanding as of September 30, 2025	9,791,160	$3.90

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.02 – 6.08	5.27 – 6.08	5.50 – 6.08	5.27 – 6.08
Risk-free interest rate	3.8% – 3.9%	3.6% – 3.9%	3.8% – 4.5%	3.6% – 4.5%
Expected volatility	77.7% – 77.9%	76.6% – 77.1%	75.9% – 77.9%	76.6% – 80.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2025:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	41,216	$5.48
Released	(21,108)	$5.44
Balance as of September 30, 2025	20,108	$5.52

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$330	$178	$959	$513
General and administrative	977	574	2,831	1,706
Total stock-based compensation expense	$1,307	$752	$3,790	$2,219

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

Efzofitimod

Our lead therapeutic candidate is efzofitimod, a novel biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve aberrant inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD. The U.S. Food and Drug Administration (FDA) has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, and Fast Track designations for the treatment of pulmonary sarcoidosis and for the treatment of SSc-ILD. The European Commission has granted efzofitimod orphan drug designations for the treatment of sarcoidosis and for the treatment of SSc, based on the opinion of the European Medicines Agency

(EMA) Committee for Orphan Medicinal Products (COMP). The Pharmaceutical and Medical Devices Agency (PMDA) has granted efzofitimod orphan drug designation for the treatment of sarcoidosis to Kyorin Pharmaceutical Co., Ltd. (Kyorin), our partner in Japan.

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

In September 2025, we announced top-line data from a global Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study was a 52-week study in 268 patients with pulmonary sarcoidosis consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once every four weeks for a total of 12 doses, with a four week safety follow-up. The study design incorporated a protocol guided steroid taper in the first 12 weeks of the study, followed by continued taper or rescue until week 48. The study did not meet its primary endpoint of change from baseline in mean daily oral corticosteroid (OCS) dose at week 48. The change from baseline in mean daily OCS dose reduced to an average of 2.79 mg for 5.0 mg/kg efzofitimod vs 3.52 mg for placebo (p=0.3313). The study’s statistical analysis plan was designed on a hierarchical assessment basis, as such since the primary endpoint was not met, all subsequent statistical testing is reported as nominal findings. The study demonstrated a clinically meaningful improvement in the King’s Sarcoidosis Questionnaire (KSQ)-Lung score at week 48 for 5.0 mg/kg efzofitimod compared to placebo (p=0.0479), with a responder analysis of patients who achieved complete steroid withdrawal at week 48 with an improved KSQ-Lung score also showing improvement in patients treated with 5.0 mg/kg efzofitimod compared to placebo (p=0.0196). Lung function as measured by forced vital capacity (FVC) at week 48 was maintained in all groups. Efzofitimod was generally well-tolerated at both the 3.0 mg/kg and 5.0 mg/kg doses, consistent with previously observed safety profile in all trials conducted to date. At the European Respiratory Society (ERS) Congress in late September 2025, we announced additional findings from the EFZO-FIT Study, including analyses of additional pre-specified outcomes that demonstrated clinical improvements in mean change from baseline in the Fatigue Assessment (FAS) Total Score (p=0.0226) and KSQ-General Health score (p=0.0197) in patients treated with 5.0 mg/kg efzofitimod versus placebo. Treatment with efzofitimod was also associated with a trend toward a greater proportion of patients achieving steroid-free status for at least six months. Based on the trial findings, which we believe indicate drug activity for efzofitimod as evidenced by improvements across multiple clinically relevant efficacy endpoints, we plan to meet with the FDA in the first quarter of 2026 to review the results and determine the path forward for efzofitimod in pulmonary sarcoidosis.

In February 2024, we announced an Individual Patient Expanded Access Program (Individual Patient EAP). The Individual Patient EAP was initiated based on blinded EFZO-FIT study investigator and patient participant feedback. The program was designed to allow access for patients who completed the Phase 3 EFZO-FIT study and wished to receive treatment with efzofitimod outside of the clinical trial. The Individual Patient EAP will continue to progress while we engage with the FDA to determine the path forward for efzofitimod in pulmonary sarcoidosis. The administration of efzofitimod as part of the Individual Patient EAP is independent of the EFZO-FIT study protocol. As this Individual Patient EAP is independent of the EFZO-FIT study, this program is not an open-label extension (OLE) and no long-term data will be collected by us.

We believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an OLE to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. In June 2025, we announced interim data from the study showing three out of four efzofitimod-treated diffuse SSc-ILD patients showed clinically important improvement based on the modified Rodnan Skin Score (mRSS) assessment at 12 weeks and that efzofitimod was generally well-tolerated at all doses. We expect to complete enrollment of the study in the first half of 2026.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2025, we had an accumulated deficit of $592.2 million, and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2025, we had cash, cash equivalents, restricted cash and available-for-sale investments of $92.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors - Risks related to our financial condition and need for additional capital - We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through September 30, 2025, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues. We rely primarily on the Jefferies ATM Offering Program for financing our activities. Given ongoing volatility in capital markets generally, the price of our common stock has fluctuated materially since the start of 2025 and, since the announcement of top-line data from the EFZO-FIT Study particularly, we have experienced a material decline in our stock price. If markets remain volatile or our stock price continues to remain depressed, this may negatively affect our ability to generate cash from financing activities in future periods, including negatively affecting our ability to generate sufficient funds through our “at-the-market” offering program (the Jefferies ATM Offering Program) implemented through our Open Market Sale AgreementSM with Jefferies LLC (Jefferies).

At-the-Market Offering Programs

In April 2022, we established the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(49,790)	$(55,987)
Investing activities	(21,496)	23,318
Financing activities	66,142	21,025
Net change in cash, cash equivalents and restricted cash	$(5,144)	$(11,644)

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $49.8 million and $56.0 million, respectively. The net cash used during the nine months ended September 30, 2025 and 2024 was primarily for on-going costs for efzofitimod development and pre-commercialization activities. The decrease in net cash used in operating activities during the nine months ended September 30, 2025 as compared to the same period in 2024 was due primarily to a decrease in cash used for the EFZO-FIT study as the study substantially completed during the nine months ended September 30, 2025 as well as the timing of certain upfront efzofitimod manufacturing payments made during the nine months ended September 30, 2024.

Investing activities. Net cash (used in) provided by investing activities for the nine months ended September 30, 2025 and 2024 was $(21.5) million and $23.3 million, respectively. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $66.1 million and $21.0 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2025 primarily consisted of $66.4 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of $21.4 million in net proceeds from the issuance of common stock through the Jefferies ATM Offering Program.

Material Cash Requirements

To date, we have not generated any revenues from product sales. Our expenses may increase in connection with the potential advancement of efzofitimod in clinical development, manufacturing, regulatory and pre-commercialization activities, and the continuation of our research and development activities with respect to other potential therapies based on tRNA synthetase biology and the seeking of marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have minimal sales and marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

As of September 30, 2025, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2025.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities totaled $1.0 million as of September 30, 2025. Additionally, as of September 30, 2025, we have $1.5 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of September 30, 2025.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of September 30, 2025. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Increase /
	2025	2024	(Decrease)
License and collaboration agreement revenues	$190	$—	$190
Research and development expenses:
Efzofitimod expenses	18,765	$11,948	$6,817
Preclinical development and other shared research and development expenses	2,890	2,525	365
Non-cash expenses (depreciation and stock-based compensation)	475	334	141
Total research and development expenses	22,130	14,807	7,323

General and administrative expenses:
Other general and administrative expenses	3,888	2,800	1,088
Non-cash expenses (depreciation and stock-based compensation)	917	536	381
Total general and administrative expenses	4,805	3,336	1,469

Other income (expense), net	999	882	117

License and collaboration agreement revenues. Revenues for the three months ended September 30, 2025 consisted of drug product material sold to Kyorin to support analytical method validation in Japan.

Research and development expenses. Research and development expenses were $22.1 million and $14.8 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $7.3 million was due primarily to an increase of $8.2 million in manufacturing costs for preparation toward a potential BLA filing and commercial supply for efzofitimod offset by a decrease of $1.3 million in expenses in EFZO-FIT study as the study substantially completed during the three months ended September 30, 2025. Preclinical development and other shared research and development expenses increased by $0.4 million, and was primarily attributable to increased discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.1 million primarily due to increased non-cash stock-based compensation expense. We anticipate that our research and development expenses will fluctuate and be dependent upon our determination of the path forward for efzofitimod in pulmonary sarcoidosis.

General and administrative expenses. General and administrative expenses were $4.8 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively. Other general and administrative expenses increased by $1.1 million primarily due to higher personnel related costs, professional fees and pre-commercialization costs. Non-cash expenses increased by $0.4 million primarily due to increased non-cash stock-based compensation expenses. We anticipate that our general and administrative expenses will fluctuate and be dependent upon our determination of the path forward for efzofitimod in pulmonary sarcoidosis.

Other income (expense), net. Other income (expense), net was $1.0 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. The change was primarily a result of higher cash balances as compared to the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Increase /
	2025	2024	(Decrease)
License and collaboration agreement revenues	$190	$235	$(45)
Research and development expenses:
Efzofitimod expenses	39,858	34,232	5,626
Preclinical development and other shared research and development expenses	8,075	6,929	1,146
Non-cash expenses (depreciation and stock-based compensation)	1,395	983	412
Total research and development expenses	49,328	42,144	7,184

General and administrative expenses:
Other general and administrative expenses	10,880	8,476	2,404
Non-cash expenses (depreciation and stock-based compensation)	2,813	1,709	1,104
Total general and administrative expenses	13,693	10,185	3,508

Other income (expense), net	2,672	3,040	(368)

License and collaboration agreement revenues. Revenues for the nine months ended September 30, 2025 consisted of drug product material sold to Kyorin to support analytical method validation in Japan while revenues for the nine months ended September 30, 2024, consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $49.3 million and $42.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $7.2 million was due primarily to an increase of $8.9 million in manufacturing costs for preparation toward a potential BLA filing and commercial supply for efzofitimod offset by a decrease of $3.4 million in expenses in EFZO-FIT study as the study substantially completed during the nine months ended September 30, 2025. Preclinical development and other shared research and development expenses increased by $1.1 million, and was primarily attributable to increased discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.4 million primarily due to increased non-cash stock-based compensation expense. We anticipate that our research and development expenses will fluctuate and be dependent upon our determination of the path forward for efzofitimod in pulmonary sarcoidosis.

General and administrative expenses. General and administrative expenses were $13.7 million and $10.2 million for the nine months ended September 30, 2025 and 2024, respectively. Other general and administrative expenses increased by $2.4 million was due primarily to higher personnel related costs, professional fees and pre-commercialization costs. Non-cash expenses increased by $1.1 million primarily due to increased non-cash stock-based compensation expenses. We anticipate that our general and administrative expenses will fluctuate and be dependent upon our determination of the path forward for efzofitimod in pulmonary sarcoidosis.

Other income, net. Other income, net was $2.7 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily a result of lower interest rates as compared to the same period in the prior year.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints allege certain violations of the U.S. federal securities laws and seek unspecific damages. We believe we have meritorious defenses and intend to vigorously defend the Company in this matter.

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

Investing in our securities involves substantial risk. The risks described under the heading “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

•
There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. In addition, a Phase 3 clinical trial that does not meet its primary endpoint may not support an FDA regulatory pathway for approval. As a result, our Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study) may not be sufficient to support FDA approval, which would materially and adversely harm our business;
•
We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy, such as the failure to meet the primary endpoint in the EFZO-FIT study, to the satisfaction of applicable regulatory authorities;

•
If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed;
•
We may face contracted development and manufacturing organization (CDMO) manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates or regulatory activities required for a biologics license application (BLA) submission;
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

Risks related to the discovery, development and regulation of our product candidates

There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. In addition, a Phase 3 clinical trial that does not meet its primary endpoint may not support an FDA regulatory pathway for approval. As a result, the EFZO-FIT study may not be sufficient to support FDA approval, which would materially and adversely harm our business.*

During the third quarter of 2022, we initiated the EFZO-FIT study. The only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids which were approved by the FDA in the 1950s, prior to current regulatory standards. As such, the most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. Accordingly, the FDA has not endorsed a specific primary endpoint nor a specific means for measurement of steroid reduction. In the EFZO-FIT study, we selected steroid reduction as the primary endpoint and measured steroid reduction in multiple ways in an effort to support an approval. Our rationale for selecting endpoints for the EFZO-FIT study was based on the anticipated effects of efzofitimod in pulmonary sarcoidosis consistent with the results of our completed Phase 1b/2a study in patients with pulmonary sarcoidosis. The FDA highlighted the risk of proceeding with a larger study of longer duration based on our limited Phase 1b/2a data and without FDA endorsement of a specific primary endpoint, and the results of the EFZO-FIT study may not ultimately support FDA approval, which has and will adversely affect our business, prospects, financial condition and results of operations.

In addition, in September 2025, we announced top-line results from the EFZO-FIT study, including that the study did not meet its primary endpoint. We plan to meet with the FDA in the first quarter of 2026 to review the results and determine the path forward for efzofitimod in pulmonary sarcoidosis. The FDA may determine that the data from the EFZO-FIT study is not compelling enough for approval due to the fact that the study did not meet its primary endpoint. In general, the FDA has substantial discretion in the approval process and may refuse to accept our application or decide that our data are insufficient for approval and require additional preclinical, clinical or other trials, which would be costly and significantly delay the potential for regulatory approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of efzofitimod based on the completed clinical trials.

We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy, such as the failure to meet the primary endpoint in the EFZO-FIT study, to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing clinical trials, including our Phase 2 study in systemic sclerosis (SSc, also known as scleroderma) associated-interstitial lung disease (ILD) (SSc-ILD) (the EFZO-CONNECT study), or planned clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, we may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our clinical trials. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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
•
delays in reaching consensus with regulatory agencies on trial design, and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
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

If the results of our clinical trials are, or are perceived to be, negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation; or experience damage to our reputation. For example, in September 2025, we announced that we did not meet the primary endpoint in the EFZO-FIT study. We plan to meet with the FDA in the first quarter of 2026 to review the results and determine the path forward for efzofitimod in pulmonary sarcoidosis. This path forward may include additional clinical trials for efzofitimod in pulmonary sarcoidosis, which may require a significant amount of additional time and resources to support approval.

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

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed.*

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family, including conducting preclinical studies and clinical trials. We have not yet completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA, including the EFZO-FIT study, which we announced in September 2025 did not meet its primary endpoint. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials and larger, pivotal trials, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

We have previously conducted and we or our third-party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third-party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, our partner, Kyorin Pharmaceutical Co., Ltd. (Kyorin), conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and has conducted and funded the Japan portion of the EFZO-FIT study. We conducted the EFZO-FIT study with a total of 268 subjects in centers in the United States, Europe, Brazil, and Japan.

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

We may face CDMO manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates or regulatory activities required for a BLA submission.*

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices (cGMPs). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If anything were to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss and delays due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. We have incurred such product losses and delays due to these types of deviations with our current CDMO. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we engaged an additional CDMO to manufacture efzofitimod and completed a technology transfer and validation process before the CDMO was able to produce additional bulk drug substance. During 2023, the CDMO completed its first and second full, commercial-scale bulk drug substance GMP runs. Quality release testing was completed and all release specifications were met, supporting the CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. During 2024, we initiated preparatory work with the CDMO on three process performance qualification drug substance batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first upstream batch did not meet process performance qualification specifications, and was replaced by the CDMO, and we have now successfully completed the required three upstream batches. During the third quarter of 2025, we initiated and successfully completed the required three downstream batches. The drug substance material generated from these batches is now being forward processed into drug product. Future deviations in the drug product manufacturing associated with these batches could potentially impact the timing of our potential BLA submission. The deviations in the drug substance batches were due to operational errors at the CDMO and not related to the underlying process nor the drug substance. In addition, the U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our product candidates and/or increase the costs to our CDMO and the expense to us to produce our product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. Any additional adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates, the timing of our potential BLA submission for efzofitimod and could require significant additional funding. We may also have to write off inventory, incur other charges and expenses for supply of drug substance and drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.*

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, layoffs, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on October 1, 2025 and continuing to the present, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities to the extent they are not funded by existing available user fees. In addition, the current administration has enacted substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices and could negatively impact our business. Repeated or prolonged government shutdowns or material layoffs of agency personnel could significantly impact the ability of the FDA to timely review and process our regulatory submissions and negatively impact other government operations on which we rely, which could have a material adverse effect on our business.

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

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immunomodulatory activity of efzofitimod may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of neuropilin-2 (NRP2) in the mechanism of action of efzofitimod, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Although we were able to establish clinical proof-of-concept for efzofitimod in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, this may not be validated in other clinical trials. For example, we did not meet the primary endpoint in our EFZO-FIT study. We plan to meet with the FDA in the first quarter of 2026 to review the results and determine the path forward for efzofitimod in pulmonary sarcoidosis. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2025, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $92.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of global geopolitical and macroeconomic conditions, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation, higher interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are a pre-commercial biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a pre-commercial biotechnology company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $60.2 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $592.2 million.

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

We previously relied on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for planned clinical trials. We have entered into an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance. If we want to eventually utilize product manufactured by the new CDMO for commercial purposes, the FDA will require us to demonstrate that the product manufactured by the new CDMO is comparable in quality, safety and efficacy to the product used in the EFZO-FIT and EFZO-CONNECT studies.*

The supply of efzofitimod for the EFZO-FIT and EFZO-CONNECT studies was produced by a prior CDMO. We have transitioned to a new CDMO that completed its first two commercial-scale cGMP runs during 2023. Full quality release testing has been completed and all release specifications were met, supporting the new CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. Because the change in CDMO has been introduced at an advanced stage of development of efzofitimod, the FDA will require a comparability assessment, which may include additional nonclinical or clinical studies utilizing the product manufactured by the new CDMO. We have completed an analytical comparability assessment. The FDA has reviewed this analytical comparability assessment and no additional data was requested.

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

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.*

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

In response to competition, higher rates of inflation, labor shortages and the current price of our common stock, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Because our equity compensation has historically consisted of stock options, given the recent drop in the price of our common stock, we may need to provide existing employees with additional equity compensation, which would negatively affect our outstanding share count and cause dilution to existing stockholders. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, the available pool of skilled employees may be further reduced if immigration laws or their application continue to change in a manner that further increases restrictions on immigration. Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

We currently conduct certain research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the EU and in Australia and may conduct future clinical trials internationally. Our partner, Kyorin, conducted and funded an efzofitimod Phase 1 clinical trial in healthy volunteers in Japan, and joined the EFZO-FIT study, a global Phase 3 clinical trial in which we have enrolled 268 subjects at multiple centers in United States, Europe, Brazil and Japan. Some countries, such as Brazil, require that clinical trial participants receive the product candidate at no cost even after the clinical trial has ended. We would not be able to recover any profit for these patients and depending on the number of patients, duration of the treatment and numerous other factors, such regulations could harm our business, prospects, financial condition and results of operations significantly. Further, if any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets; tariffs and trade tensions; different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation, monetary supply shifts, higher interest rates and tightening of credit markets; political instability in particular foreign economies and markets, including global geopolitical tension and armed conflicts; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues and other obligations incident to doing business in another country; and the global impacts of potential future health pandemics.

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

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including global geopolitical tension, armed conflicts, including the ongoing Ukraine-Russia conflict and conflicts in the Middle East, increasing tensions between the U.S. and China, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy and rapid changes in U.S. or foreign trade policy (such as the imposition of tariffs and trade barriers) could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We rely on third-party manufacturers to produce our product candidates, but we have not entered into agreements with any such manufacturers to support commercialization.*

We have not yet secured manufacturing capabilities for commercial quantities of any of our product candidates. Although we intend to rely on third-party manufacturers for commercialization, we have not yet entered into a long-term commercial supply agreement to support full scale commercial production, and we or our CDMOs may be unable to process validation activities necessary to enter into commercial supply agreements or otherwise negotiate agreements with the manufacturers to support our commercialization activities at commercially reasonable terms.

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, we engaged an additional CDMO to manufacture efzofitimod bulk drug substance. If the new CDMO experiences additional issues in validating the manufacturing process, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we used in the EFZO-FIT study, have been produced by our prior CDMO, we will be required to complete comparability studies prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. We have completed an analytical comparability assessment. The FDA has reviewed this analytical comparability assessment and no additional data was requested. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) directives to reducing agency workforce and program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and to develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If Most-Favored-Nation drug pricing is implemented, the U.S. list price of products that are also being commercialized outside of the U.S. could be substantially reduced, which could negatively impact U.S. product sale revenues and the overall U.S. market opportunity. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program created under the IRA and expand the orphan drug exclusion in the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including global geopolitical tension, armed conflicts, potential future health pandemics, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, and other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2024 through October 31, 2025 the closing price of our common stock has ranged between $0.69 and $6.61 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of October 31, 2025, based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 28.0% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

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

General Risk Factors

We could be subject to securities class action litigation.*

Securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility. For example, two substantially similar securities class action complaints were filed against us in October 2025. That action could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and cause our stock price to decline.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Furthermore, we cannot be sure that our insurance coverage, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, data privacy and security practices, or security incidents we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact. For example, two substantially similar securities class action complaints were filed against us in October 2025, and if we are unsuccessful in defending the Company against these complaints, our available insurance coverage may not be sufficient for the losses we would incur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our officers (as defined in Rule 16a-1(f) under the Exchange Act) have historically entered into sell-to-cover arrangements pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy our tax withholding obligations arising exclusively from the vesting of time-vesting or performance-vesting restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy our tax withholding obligations under these arrangements has been dependent on future events which cannot be known in advance, including the future trading price of our shares. The expiration date relating to these arrangements has been dependent on future events which cannot be known in advance, including the final vest date of the applicable time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
10.1*	2022 Inducement Plan, as amended	10-Q	001-37378	10.2	August 7, 2025
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: November 6, 2025	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)