Form 10-K
period 2025-12-31
aTYR PHARMA INC
filed 2026-03-05
CIK 1339970

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $463,822,834 based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $5.07 per share on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 2, 2026 was 98,051,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

ATYR PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

Investing in our securities involves substantial risk. The risks described under Part I, Item 1A “Risk Factors” of this Annual Report may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant risks we face include the following:

•
There is no established U.S. Food and Drug Administration (FDA) regulatory pathway for approval of a drug in pulmonary sarcoidosis. In addition, a Phase 3 clinical trial that does not meet its primary endpoint may not support an FDA regulatory pathway for approval. As a result, our Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study) may not be sufficient to support FDA approval and may require additional clinical trials, which would materially and adversely harm our business;
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

In September 2025, we announced top-line data from a global Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study was a 52-week study in 268 patients with pulmonary sarcoidosis consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once every four weeks for a total of 12 doses, with a 4-week safety follow-up. The study design incorporated a protocol guided steroid taper in the first 12 weeks of the study, followed by continued taper or rescue until week 48. The study did not meet its primary endpoint of change from baseline in mean daily oral corticosteroid (OCS) dose at week 48. The change from baseline in mean daily OCS dose reduced to an average of 2.79 mg for 5.0 mg/kg efzofitimod vs 3.52 mg for placebo (p=0.3313). The study’s statistical analysis plan was designed on a hierarchical assessment basis, as such since the primary endpoint was not met, all subsequent statistical testing is reported as nominal findings. The study demonstrated a clinically meaningful improvement in the King’s Sarcoidosis Questionnaire (KSQ)-Lung score at week 48 for 5.0 mg/kg efzofitimod compared to placebo (p=0.0479), with a responder analysis of patients who achieved complete steroid withdrawal at week 48 with an improved KSQ-Lung score also showing improvement in patients treated with 5.0 mg/kg efzofitimod compared to placebo (p=0.0196). Lung function as measured by forced vital capacity (FVC) at week 48 was maintained in all groups. Efzofitimod was generally well-tolerated at both the 3.0 mg/kg and 5.0 mg/kg doses, consistent with previously observed safety profile in all trials conducted to date. At the European Respiratory Society (ERS) Congress in late September 2025, we announced additional findings from the EFZO-FIT study, including analyses of additional pre-specified outcomes that demonstrated clinical improvements in mean change from baseline in the Fatigue Assessment (FAS) Total Score (p=0.0226) and KSQ-General Health score (p=0.0197) in patients treated with 5.0 mg/kg efzofitimod versus placebo. Treatment with efzofitimod was also associated with a trend toward a greater proportion of patients achieving steroid-free status for at least six months. Based on the trial findings, which we believe indicate drug activity for efzofitimod as evidenced by improvements across multiple clinically relevant efficacy endpoints, we have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis.

We believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an open-label extension (OLE) to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. In June 2025, we announced interim data from the study showing three out of four efzofitimod-treated diffuse SSc-ILD patients showed clinically important improvement based on the modified Rodnan Skin Score (mRSS) assessment at 12 weeks and that efzofitimod was generally well-tolerated at all doses. We expect to complete enrollment of the study in the first half of 2026.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us, and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

ATYR0101

ATYR0101 is a fusion protein derived from a domain of aspartyl-tRNA synthetase (DARS) that is engineered with a human Fc region to extend its serum half-life. The molecule possesses a unique mechanism of action focused on the selective elimination of activated myofibroblasts, which are the primary cellular drivers of pathological extracellular matrix (ECM) deposition in fibrotic diseases. ATYR0101 specifically targets Latent TGF-β Binding Protein-1 (LTBP-1) within the ECM, binding to a region that encompasses the fibrillin-1 binding domain at the C-terminus. LTBP-1 serves a dual role in matrix architecture by organizing structural proteins and modulating the signaling of Transforming Growth Factor-beta (TGF-β) through a complex mechanosensory apparatus. Early data suggest ATYR0101 exerts its antifibrotic effects by inducing apoptosis of myofibroblasts in a TGFβ dependent manner. We believe ATYR0101 may have broad therapeutic applications in multiple fibrotic diseases, such as pulmonary fibrosis, SSc, liver fibrosis and kidney fibrosis.

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

Therapeutic Candidate Pipeline

Strategy

Key elements of our strategy include the following:

Advance efzofitimod toward regulatory approval in pulmonary sarcoidosis. In September 2025, we announced top-line data from the EFZO-FIT study. While the EFZO-FIT study did not meet its primary endpoint, we believe the trial results indicate drug activity for efzofitimod as evidenced by improvements across multiple clinically relevant efficacy endpoints. We have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis.

Transition from a clinical stage biotech to a commercial pharmaceutical company. We have begun pre-commercialization efforts in the U.S. market and intend to continue to invest in these efforts in a stage-appropriate manner as efzofitimod progresses towards FDA approval.

Develop efzofitimod to address unmet medical needs in other ILDs. In addition, we believe the results from our efzofitimod Phase 1b/2a clinical trial, the EFZO-FIT study, as well as data from numerous preclinical studies we have conducted to date, will give us the opportunity to potentially launch additional clinical trials of efzofitimod in other forms of ILD. As part of this strategy, we have initiated and progressed the EFZO-CONNECT study of efzofitimod in patients with SSc-ILD and anticipate completing enrollment of the EFZO-CONNECT study in the first half of 2026.

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

The gene for HARS gives rise to a number of splice variants, and though most of these have lost their catalytic activity, they all retain the N-terminal domain (HARS amino acids 1-60). This N-terminal domain, non-essential for the enzyme’s protein synthesis activity that is required in all living organisms, was appended to HARS during the evolutionary development of multicellular organisms and retained with high sequence identity across mammalian species but is not found in lower organisms. One splice variant (SV9), which encodes only the N-terminal domain of the protein, is enriched in human lung tissue. Expression of this HARS splice variant is increased following inflammatory cytokine stimulation (interferon gamma (IFN-g) and TNF alpha (TNF-a), two key players in the initiation of lung inflammation and fibrosis) followed by subsequent secretion, indicating it is being regulated in response to local inflammation. Furthermore, HARS, specifically the N-terminal domain, is targeted by autoantibodies in a rare autoimmune disorder (known as anti-Jo-1 syndrome). Anti-Jo-1 syndrome is characterized by extensive activation and migration of immune cells into lung and muscle and is classically associated with the triad of ILD, myositis, and arthritis. It is hypothesized that the sequestration of HARS may play a causal role through disruption of its homeostatic immune-regulatory effects.

NRP2 was identified as the sole binding partner for efzofitimod through screening via a cell microarray system in which over 4,500 cell surface proteins are represented. This screening approach identified two NRP2 isoforms (Neuropilin 2A and 2B) as the only convincing and specific binding partners of efzofitimod. The binding site was confirmed to be within the “turn” of the helix-turn-helix structure of the HARS N-terminal domain comprised within efzofitimod. Binding of efzofitimod is specific to NRP2 with no observable cross-reactivity to NRP1, which is the most closely related cell surface receptor in both protein sequence and structure. A domain that is structurally similar (but divergent in protein sequence) to the HARS N-terminal domain (termed the WHEP domain) is found in other amino-acyl tRNA synthetases, yet these domains do not exhibit binding to NRP2, indicating this is a highly specific interaction. Interestingly, binding of efzofitimod occurs in a manner distinct from the more well-characterized ligands of NRP2 including VEGF and semaphorin 3F (SEMA3F) and does not interfere with NRP2 dimerization with their co-receptors. Thus, the HARS N-terminus appears to be a newly discovered ligand for NRP2, as opposed to an antagonist. The discovery of the HARS N-terminus/NRP2 signaling axis represents a previously unknown mechanism of biological regulation, in which this novel ligand of NRP2 may act as a homeostatic regulator of aberrant immune responses.

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

Pulmonary Sarcoidosis

Sarcoidosis is an inflammatory disease of unknown cause, characterized by the formation of granulomas, clumps of inflammatory cells in one or more organs in the body. Sarcoidosis affects people of all ages, with the incidence peaking at 30-50 years of age. The disorder can occur in almost any organ but primarily affects the lungs. Sarcoidosis in the lungs is called pulmonary sarcoidosis and occurs in over 90% of sarcoidosis patients. Approximately 200,000 Americans are currently living with sarcoidosis. The prognosis for patients with pulmonary sarcoidosis ranges from benign and self-limiting to chronic, debilitating fibrotic disease and death.

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

Systemic Sclerosis

Systemic sclerosis (SSc, or scleroderma) is a chronic, progressive, autoimmune disease characterized by inflammation and fibrosis of connective tissues throughout the body, including the skin and other internal organs. SSc that occurs in the lungs is called SSc-ILD. It is estimated that approximately 60,000 people in the United States have SSc-ILD. SSc-ILD is caused by chronic inflammation in the lungs and, if left untreated, can result in scarring, or fibrosis that causes permanent loss of lung function. ILD is the primary cause of death in patients with SSc. Current treatment options are limited. They mainly focus on slowing lung function decline, do not improve patient symptoms and are associated with significant toxicity. New treatments are needed that can stabilize or improve lung function and improve patient quality of life.

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

Clinical Development

Efzofitimod Phase 3 Clinical Trial – Pulmonary Sarcoidosis

We have conducted the EFZO-FIT study, which was a global Phase 3, multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of IV efzofitimod 3.0 mg/kg and 5.0 mg/kg versus placebo in patients with symptomatic pulmonary sarcoidosis. It was a 52-week study with patients receiving either efzofitimod or placebo once a month for a total of 12 doses. The study enrolled 268 adults with histologically confirmed pulmonary sarcoidosis receiving stable treatment with OCS, with or without immunosuppressant therapy, at centers throughout the United States, Europe, Brazil and Japan. The study incorporated a forced steroid taper. The objective of the study was to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis. The primary endpoint of the study was steroid reduction. Secondary endpoints included measures of lung function assessed by FVC and health-related quality of life assessments and questionnaires (KSQ lung score).

This study consisted of three periods: a screening period, a 48-week placebo-controlled treatment period with the primary endpoint being measured at week 48, and a four-week follow-up period. Within the study, patients were randomized 1:1:1 to efzofitimod 3.0 mg/kg (N=88), efzofitimod 5.0 mg/kg (N=88) or placebo (N=88). Study drug was administered via IV infusion every four weeks for a total of 12 doses (48 weeks of treatment). Starting on Day 15 patients began a taper (reduction) in OCS according to specific guidelines from their starting dose of 7.5-25 mg/day of prednisone (or equivalent) to a target dose of 0.0 mg/day. Patients were followed for the remainder of the study to determine their ability to remain off of OCS. Patients who required an increase in OCS dose at any time in the study continued to receive blinded study drug and were followed through to the end of the study.

In September 2025, we announced top-line data from the EFZO-FIT study. The study did not meet its primary endpoint of change from baseline in mean daily oral corticosteroid (OCS) dose at week 48. The change from baseline in mean daily OCS dose reduced to an average of 2.79 mg for 5.0 mg/kg efzofitimod vs 3.52 mg for placebo (p=0.3313). The study’s statistical analysis plan was designed on a hierarchical assessment basis, as such since the primary endpoint was not met, all subsequent statistical testing is reported as nominal findings. The study demonstrated a clinically meaningful improvement in the King’s Sarcoidosis Questionnaire (KSQ)-Lung score at week 48 for 5.0 mg/kg efzofitimod compared to placebo (p=0.0479), with a responder analysis of patients who achieved complete steroid withdrawal at week 48 with an improved KSQ-Lung score also showing improvement in patients treated with 5.0 mg/kg efzofitimod compared to placebo (p=0.0196). Lung function as measured by forced vital capacity (FVC) at week 48 was maintained in all groups. Efzofitimod was generally well-tolerated at both the 3.0 mg/kg and 5.0 mg/kg doses, consistent with previously observed safety profile in all trials conducted to date. At the European Respiratory Society (ERS) Congress in late September 2025, we announced additional findings from the EFZO-FIT study, including analyses of additional pre-specified outcomes that demonstrated clinical improvements in mean change from baseline in the Fatigue Assessment (FAS) Total Score (p=0.0226) and KSQ-General Health score (p=0.0197) in patients treated with 5.0 mg/kg efzofitimod versus placebo. Treatment with efzofitimod was also associated with a trend toward a greater proportion of patients achieving steroid-free status for at least six months. Based on the trial findings, which we believe indicate drug activity for efzofitimod as evidenced by improvements across multiple clinically relevant efficacy endpoints, we have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis.

In February 2024, we announced an Individual Patient EAP. The Individual Patient EAP was initiated based on blinded EFZO-FIT study investigator and patient participant feedback. The program was designed to allow access for patients who completed the Phase 3 EFZO-FIT study and wished to receive treatment with efzofitimod outside of the clinical trial. The Individual Patient EAP will continue to progress while we engage with the FDA to determine the path forward for efzofitimod in pulmonary sarcoidosis. The administration of efzofitimod as part of the Individual Patient EAP is independent of the EFZO-FIT study protocol. As this Individual Patient EAP is independent of the EFZO-FIT study, this program is not an OLE and no long-term data will be collected by us.

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

In September 2021, we announced positive results and clinical proof-of-concept from the Phase 1b/2a clinical trial in 37 patients with pulmonary sarcoidosis. Efzofitimod was well-tolerated at all doses with no drug-related serious adverse events or signal of immunogenicity. Additionally, the study demonstrated consistent dose response for efzofitimod on key efficacy endpoints and improvements compared to placebo, including measures of steroid reduction, lung function, sarcoidosis symptom measures and inflammatory biomarkers. Key safety and clinical efficacy findings for efzofitimod from the study include:

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

Efzofitimod Phase 2 Clinical Trial – COVID-19 with Severe Respiratory Complications

In response to the COVID-19 pandemic, we conducted a Phase 2 clinical trial of efzofitimod in patients with COVID-19 related severe respiratory complications. The study was designed to evaluate the safety and preliminary efficacy of efzofitimod compared to placebo through the assessment of key clinical outcome measures. In early 2021, we reported positive data which showed that the trial met its primary endpoint of safety, demonstrating that a single, IV dose of efzofitimod was observed to be generally safe and well-tolerated in both the 1.0 and 3.0 mg/kg treatment groups. The study also showed a signal of activity in the 3.0 mg/kg cohort. In addition, patients treated with efzofitimod demonstrated a trend of overall improvement in key biomarkers analyzed compared to placebo. We are leveraging this data for our mechanistic understanding of efzofitimod and for its application in ILD.

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

Kyorin Agreement

In January 2020, we entered into the Kyorin Agreement for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 trial was a placebo-controlled study to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us, and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

ATYR0101

ATYR0101 is a fusion protein derived from a domain of aspartyl-tRNA synthetase (DARS) that is engineered with a human Fc region to extend its serum half-life. The molecule possesses a unique mechanism of action focused on the selective elimination of activated myofibroblasts, which are the primary cellular drivers of pathological extracellular matrix (ECM) deposition in fibrotic diseases. ATYR0101 specifically targets Latent TGF-β Binding Protein-1 (LTBP-1) within the ECM, binding to a region that encompasses the fibrillin-1 binding domain at the C-terminus. LTBP-1 serves a dual role in matrix architecture by organizing structural proteins and modulating the signaling of Transforming Growth Factor-beta (TGF-β) through a complex mechanosensory apparatus. Early data suggest ATYR0101 exerts its antifibrotic effects by inducing apoptosis of myofibroblasts in a TGFβ dependent manner. We believe ATYR0101 may have broad therapeutic applications in multiple fibrotic diseases, such as pulmonary fibrosis, SSc, liver fibrosis and kidney fibrosis.

The therapeutic effect of ATYR0101 is mediated through the activation of caspases 3 and 7, which triggers programmed cell death, or apoptosis, exclusively in TGF-β-differentiated myofibroblasts. Critically, preclinical studies have demonstrated that

ATYR0101 does not affect undifferentiated fibroblasts or normal epithelial cells, suggesting a high degree of selectivity that may limit the potential for off-target toxicities. By promoting the clearance of the cells responsible for the fibrotic cycle, ATYR0101 has demonstrated potential in preclinical models of lung and kidney fibrosis to not only halt disease progression but to reduce the existing fibrotic burden. This pro-apoptotic mechanism represents a distinct departure from current standards of care, such as nintedanib, and may offer a more comprehensive resolution of fibrotic disease for patients.

In 2024, we presented two posters related to ATYR0101 at the Keystone Symposia on Fibrosis. We presented findings demonstrating that ATYR0101 binds directly to LTBP-1 resulting in caspase-3/7 mediated apoptosis in TGFβ-1-differentiated myofibroblasts while having no effect on undifferentiated fibroblasts, which was observed in multiple cell types demonstrating potential in several organ systems. These findings suggest that ATYR0101 has promise as a novel and transformative anti-fibrotic therapeutic with a unique mechanism of action. We also presented findings investigating ATYR0101 in the bleomycin (BLM) model of lung fibrosis and ureteral obstruction (UUO) model of kidney fibrosis to examine the pharmacological activity of ATYR0101 in experimental models of fibrotic disease. In the lung BLM model, ATYR0101 treatment resulted in a significant reduction in Ashcroft score and collagen content, key measures of fibrosis, in addition to a pronounced reduction of myofibroblasts. In the UUO model, treatment with ATYR0101 resulted in reduced collagen content with a significant reduction of fibrosis. Importantly, ATYR0101 achieves these effects in a differentiated way compared to current standard of care. These findings suggest that ATYR0101 has the potential to be a novel anti-fibrotic therapeutic agent for lung and renal fibrosis with a differentiated profile compared to current standard of care.

In 2026, we presented a poster related to ATYR0101 at the Keystone Symposia on Fibrosis. The poster demonstrated that subcutaneous delivery of ATYR0101 yielded a favorable pharmacokinetic and immunogenicity profile compared to standard delivery methods while reducing lung inflammation. The findings presented in the poster suggest the ability of ATYR0101 to potentially resolve the cycle of chronic inflammation and fibrosis utilizing a novel mechanism and further support its therapeutic profile for patients suffering from fibrosis.

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

Our second indication for efzofitimod is SSc-ILD. SSc-ILD is very difficult to treat, with limited options. Few randomized studies have been conducted, and first line standard of care remains off-label immunosuppressive agents, whose impact is modest and associated with significant side effects including malignancies. Despite not being approved for SSc-ILD, the immunosuppressants mycophenolate mofetil and cyclophosphamide are typically used as first-line treatment. Two products have been approved by the FDA for the treatment of SSc-ILD. Ofev® (nintedanib) marketed globally by Boehringer Ingelheim International GmbH, received FDA approval in 2019 for slowing the rate of decline in pulmonary function in patients with SSc-ILD. Actemra® (tocilizumab) marketed globally by F. Hoffmann-La Roche Ltd. and Chugai Pharmaceutical Co Ltd., was approved by the FDA in 2021 for slowing the rate of decline in pulmonary function in adult patients with SSc-ILD. These therapies have demonstrated the ability to slow decline in lung function as measured by FVC in controlled clinical studies but did not improve underlying systemic disease in these trials and are associated with significant side effects. Rituximab, a biologic immunosuppressant targeting B-cells, is also used, but there is little clinical evidence supporting its efficacy in this indication.

If efzofitimod is successful for the treatment of pulmonary sarcoidosis and SSc-ILD, we believe it may have applications in other ILD indications and potentially in other severe immune disorders. Based on analyses from independent consultants that we have engaged and our own modeling, we estimate that there is a $2-5 billion global market opportunity in pulmonary sarcoidosis and SSc-ILD.

There are a number of companies engaged in the clinical development of potential new treatments for ILD, including Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company, Merck & Co., Sanofi-Aventis LLC, GSK plc, and United Therapeutics, among others.

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

To date, our CDMOs have met our manufacturing and testing requirements for clinical development, and we expect that our current supply chain is capable of providing sufficient quantities of our product candidates to meet our anticipated clinical development needs. Currently we believe we have sufficient efzofitimod on hand to meet our projected needs for the EFZO-FIT-related Individual Patient EAP and EFZO-CONNECT study as well as a potential additional clinical study for efzofitimod in pulmonary sarcoidosis. Additionally, during 2023, the CDMO that we engaged during late 2021 completed its first and second full, commercial-scale bulk drug substance GMP runs. During 2024, we initiated preparatory work with the CDMO on three process performance qualification drug substance batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first upstream batch did not meet process performance qualification specifications, and was replaced by the CDMO, and we have now successfully completed the required three upstream batches. During the third quarter of 2025, we initiated and successfully completed the required three downstream batches. The drug substance material generated from these batches has been forward processed into drug product. The deviations in the drug substance batches were due to operational errors at the CDMO and not related to the underlying process nor the drug substance. We have also demonstrated that the drug substance manufactured by this CDMO is comparable in quality, safety and potency to the drug substance manufactured by our previous CDMO, which is currently being used in the EFZO-CONNECT study. Additionally, we have been informed by our CDMO that it will be relocating the microbial manufacturing site we used to conduct our manufacturing batches. We are currently assessing the impact of this transition, including potentially conducting future manufacturing batches with this CDMO at a different site. We believe we have sufficient drug product supply for all planned clinical studies, including a potential additional clinical study for efzofitimod in pulmonary sarcoidosis. However, our commercial supply planning and funding needs may be significantly impacted by the transition to the CDMO's other site, or by transitioning to a new CDMO for commercial supply purposes.

Patents and Proprietary Rights

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. We own, or have exclusive licenses to a broad array of patents or allowed patent applications focused on human tRNA synthetase biology, their receptors and associated signaling pathways, with predicted expiration dates ranging from 2026 to 2034. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Efzofitimod

Our efzofitimod patent portfolio is comprised of a number of patent families related to derivatives of HARS, including the N-terminal HARS, related splice variants, combinations with other therapeutics, and next-generation product forms with modified therapeutic activity or pharmacokinetic characteristics. Our efzofitimod patent portfolio includes a patent family that is jointly owned by us and our 98% owned subsidiary, Pangu BioPharma, and includes issued patents in the United States, Australia, Canada, China,

Europe, Hong Kong and Japan, and pending patent applications in the United States. The U.S. patents are expected to expire between 2030 and 2031, absent any patent term extension for regulatory delays, and the ex-U.S. patents, and patents that issue from these patent applications, if any, are expected to expire in 2030, absent any patent term extension.

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

Also included within the efzofitimod patent portfolio are issued patents and pending patent applications directed to specific product forms of efzofitimod, and other HARS splice variants, including patent families directed to Fc fusion proteins, and combinations for treating lung inflammation, among other indications. One family directed to specific Fc fusion proteins includes issued or allowed patents in the United States, Australia, Canada, Europe, Hong Kong, India and Japan, and pending patent applications in the United States and Japan. A patent family directed to combination therapies includes issued patents in the United States, Europe and Hong Kong and pending patent applications in the United States, Australia, Canada and Japan. If issued, the patents that derive from the patent applications are predicted to expire between 2034 and 2038, absent any patent term extensions. With predicted patent term adjustments and potential patent term extensions the US composition of matter cases, are estimated to provide commercial exclusivity until 2039.

tRNA Synthetases

Our pipeline of extracellular tRNA synthetase proteins is covered by a series of patent families, which are directed to all 20 human cytosolic tRNA synthetases. Numerous patents are issued in the United States and elsewhere, including issued U.S. patents directed to specific therapeutic protein compositions, the corresponding protein polynucleotide sequences, and certain antibody compositions to specific splice variants. These cases are jointly owned by us and Pangu BioPharma, and include issued patents and/or pending applications in the United States, and for many cases, additional foreign jurisdictions including Australia, Canada, Europe, China and Japan. Patents that issue from these applications, if any, would be expected to expire in 2031, absent any patent term extension. Additional patent applications have also been separately filed (or are in preparation) on the splice variants, and optimized sequences derived from GARS (Glycyl-tRNA synthetase), DARS, YARS (tyrosyl-tRNA synthetase), and other tRNA synthetases, and any patents issuing from these patent applications are expected to expire between 2026 and 2030, absent any patent term extension. A separate patent application has been filed on specific DARS mutants, and any patents issuing from this patent application are expected to expire in 2045.

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
•
preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
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

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. For example, the United States Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and single-course biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) contains provisions that may reduce the profitability of drug products. Since its enactment there have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. In the United States, we expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, patients in the United States and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce drug prices in the United States, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among other things, impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Other Compliance Requirements

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

Employees and Human Capital Resources

As of December 31, 2025, we had 58 employees, 56 of which were full-time employees. Of our full-time employees, 35 serve in roles related to research and development, clinical, manufacturing and regulatory affairs, and 21 serve in general and administrative capacities. As of December 31, 2025, all of our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are “at–will,” which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her, at any time. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks related to the discovery, development and regulation of our product candidates

There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. In addition, a Phase 3 clinical trial that does not meet its primary endpoint may not support an FDA regulatory pathway for approval. As a result, the EFZO-FIT study may not be sufficient to support FDA approval and may require additional clinical trials, which would materially and adversely harm our business.

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

In addition, in September 2025, we announced top-line results from the EFZO-FIT study, including that the study did not meet its primary endpoint. We have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. The FDA may determine that the data from the EFZO-FIT study is not compelling enough for approval due to the fact that the study did not meet its primary endpoint. In general, the FDA has substantial discretion in the approval process and may refuse to accept our application or decide that our data are insufficient for approval and require additional preclinical, clinical or other trials, which would be costly and significantly delay the potential for regulatory approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of efzofitimod based on the completed clinical trials.

We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy, such as the failure to meet the primary endpoint in the EFZO-FIT study, to the satisfaction of applicable regulatory authorities.

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

Any delay in or inability to successfully complete preclinical and clinical development (including any delays resulting from any changes in a CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our technology transfer to another contracted development and manufacturing organization (CDMO) for bulk drug substance and production capacity changes for efzofitimod), we will need to conduct additional comparability studies to bridge our modified product candidates to earlier versions, and the data generated from these comparability studies will need to be reviewed and accepted by the FDA or other regulatory authorities.

If the results of our clinical trials are, or are perceived to be, negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation, including as described in this report under the caption “Legal Proceedings”; or experience damage to our reputation. For example, in September 2025, we announced that we did not meet the primary endpoint in the EFZO-FIT study. We have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. This path forward may include additional clinical trials for efzofitimod in pulmonary sarcoidosis, which may require a significant amount of additional time and resources to support approval.

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

We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. For example, we are conducting the EFZO-CONNECT study in patients with SSc-ILD, where it is estimated that approximately 60,000 people in the United States have SSc-ILD. In addition to the limited potential patient population, the eligibility criteria may further limit the pool of available participants in the EFZO-CONNECT study. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons.

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

We may face CDMO manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates or regulatory activities required for a biologics license application (BLA) submission.

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

In addition, the manufacture of our product candidates presents challenges associated with biologics production, including the inherent instability of larger, more complex molecules and the need to ensure uniformity of the drug substance produced in different facilities or across different batches. The process of manufacturing biologics is extremely susceptible to product loss and delays due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. We have incurred such product losses and delays due to these types of deviations with our current CDMO. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Furthermore, although tRNA synthetases represent a class of proteins that may share immunomodulatory properties in various physiological pathways, each tRNA synthetase has a different structure and may have unique manufacturing requirements that are not applicable across the entire class. For example, fusion proteins, such as efzofitimod, include an additional antibody domain to improve PK characteristics, and may therefore require a more complex and time-consuming manufacturing process than other tRNA synthetase-based therapeutic candidates. Currently, we are producing our efzofitimod molecule in E.coli. The manufacturing processes for one of our product candidates may not be readily adaptable to other product candidates that we develop, and we may need to engage multiple third-party manufacturers to produce our product candidates. For example, we engaged an additional CDMO to manufacture efzofitimod and completed a technology transfer and validation process before the CDMO was able to produce additional bulk drug substance. Even if we successfully complete technology transfers and validation processes with third-party manufacturers, we may still experience manufacturing setbacks. For example, during 2024, we initiated preparatory work with the additional CDMO engaged to manufacture efzofitimod on three process performance qualification drug substance batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first upstream batch did not meet process performance qualification specifications, and was replaced by the CDMO, and we have now successfully completed the required three upstream batches. During the third quarter of 2025, we initiated and successfully completed the required three downstream batches. The drug substance material generated from these batches has been forward processed into drug product. The deviations in the drug substance batches were due to operational errors at the CDMO and not related to the underlying process nor the drug substance; however, we may experience deviations with this or other CDMOs for any number of reasons, whether due to operational errors or otherwise, in the future. Additionally, we have been informed by our CDMO that it will be relocating the microbial manufacturing site we used to conduct our manufacturing batches. We are currently assessing the impact of this transition, including potentially conducting future manufacturing batches with this CDMO at a different site. We believe we have sufficient drug product supply for all planned clinical studies, including a potential additional clinical study for efzofitimod in pulmonary sarcoidosis. However, our commercial supply planning and funding needs may be significantly impacted by the transition to the CDMO's other site, or by transitioning to a new CDMO for commercial supply purposes.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities to the extent they are not funded by existing available user fees. In addition, the current administration has enacted substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices and could negatively impact our business. Repeated or prolonged government shutdowns or material layoffs of agency personnel could significantly impact the ability of the FDA to timely review and process our regulatory submissions and negatively impact other government operations on which we rely, which could have a material adverse effect on our business.

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

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from animal studies and patient sample data regarding the potential immunomodulatory activity of efzofitimod may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of neuropilin-2 (NRP2) in the mechanism of action of efzofitimod, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Although we were able to establish clinical proof-of-concept for efzofitimod in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, this may not be validated in other clinical trials. For example, we did not meet the primary endpoint in our EFZO-FIT study. We have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

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

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of December 31, 2025, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $80.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Annual Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
We have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. We may be required to conduct one or more additional clinical studies for efzofitimod in pulmonary sarcoidosis which would be costly;

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would cause dilution to all of our stockholders. The incurrence of indebtedness would result in fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of global geopolitical and macroeconomic conditions, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, the recent and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation, higher interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are a pre-commercial biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial biotechnology company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $74.1 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $606.2 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt, term loans and license and collaboration agreement revenues. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. We will not general any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

We do not have long-term contracts with our CDMOs, and our CDMOs may terminate their agreements with us for a variety of reasons including technical issues or our material breach of our obligations under the applicable agreement. Furthermore, our CDMOs may reallocate resources away from the production of our product candidates if we delay manufacturing under certain circumstances, and the manufacturing facilities in which our product candidates are made could be closed by our CDMO for strategic reasons related to the CDMO's business, or adversely affected by earthquakes and other natural disasters, labor shortages, power failures, economic slowdowns, higher interest rates, inflation and monetary supply shifts, evolving global geopolitical tension and numerous other factors. For example, we have been informed by our CDMO engaged to manufacture drug substance material for efzofitimod that it will be relocating the microbial manufacturing site we used to conduct prior batches of drug substance material. If our CDMOs fail to meet contractual requirements, and we are unable to secure one or more replacement CDMOs capable of production at a substantially equivalent cost, our clinical development activities may be delayed, or we could lose potential revenue. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative CDMOs with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative CDMOs, transfer manufacturing procedures to these alternative CDMOs, and demonstrate comparability of material produced by such new CDMOs. New CDMOs of any product would be required to comply with applicable regulatory requirements. These CDMOs may not be able to manufacture our product candidates at costs, or in quantities, or in a timely manner necessary to complete the clinical development of our product candidates or make commercially successful products.

We previously relied on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for planned clinical trials. We have entered into an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance. If we want to eventually utilize product manufactured by the new CDMO for commercial purposes, the FDA will require us to demonstrate that the product manufactured by the new CDMO is comparable in quality, safety and efficacy to the product used in the EFZO-FIT and EFZO-CONNECT studies.

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

We currently conduct certain research activities through Pangu BioPharma Limited, in collaboration with the Hong Kong University of Science and Technology. Additionally, we have conducted clinical trials in the United States, EU, Brazil, Japan and in Australia and may conduct future clinical trials internationally. Some countries, such as Brazil, require that clinical trial participants receive the product candidate at no cost even after the clinical trial has ended. We would not be able to recover any profit for these patients and depending on the number of patients, duration of the treatment and numerous other factors, such regulations could harm our business, prospects, financial condition and results of operations significantly. Further, if any of our product candidates are approved for commercialization outside of the United States, we expect to either use our own sales organization or selectively enter into agreements with third parties to market our products on a worldwide basis or in more limited geographical regions, as with Kyorin and efzofitimod in Japan. We are, and we expect that we will continue to be, subject to a variety of risks related to international operations, including, but not limited to: liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets; tariffs and trade tensions; different regulatory requirements for approval of drugs and biologics in foreign countries; reduced or uncertain protection for intellectual property; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including labor shortages, economic slowdowns, recessions, inflation, monetary supply shifts, higher interest rates and tightening of credit markets; political instability in particular foreign economies and markets, including global geopolitical tension and armed conflicts; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in reduced revenues and other obligations incident to doing business in another country; and the global impacts of potential future health pandemics.

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

We have been, and could be in the future, subject to securities class action litigation.

Securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because pharmaceutical companies, including our company, have experienced significant stock price volatility. As described in this report under the caption “Legal Proceedings,” we and our chief executive officer are subject to securities class action complaints that were filed in October 2025. If we are not successful in the defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if we are successful in the defense of these claims, such litigation has resulted, and could result in the future, in substantial costs and diversion of our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including global geopolitical tension, armed conflicts, including the ongoing Ukraine-Russia conflict and conflicts in the Middle East, increasing tensions between the U.S. and China, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, the recent and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy and rapid changes in U.S. or foreign trade policy (such as the imposition of tariffs and trade barriers) could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, in 2021, we engaged an additional CDMO to manufacture efzofitimod bulk drug substance. If the new CDMO experiences additional issues in validating the manufacturing process, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we used in the EFZO-FIT study, have been produced by our prior CDMO, we will be required to complete comparability studies prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. We have completed an analytical comparability assessment. The FDA has reviewed this analytical comparability assessment and no additional data was requested. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. For example, the United States Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS also has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and single-course biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Reimbursement agencies in Europe may be more conservative than third-party payors in the United States. For example, a number of cancer drugs have been approved for reimbursement in the United States, but have not been approved for reimbursement in certain European countries. There may be significant delays in obtaining reimbursement for newly approved medicines, and our inability to promptly obtain coverage and profitable payment rates from third-party payors for any approved medicines could have a material adverse effect on our business, prospects, financial condition and results of operations.

Outside the United States, international sales are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that currently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. It is unclear how reform measures in the United States will impact prices of medical products in other countries.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits, that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. In the United States, we expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process, amend existing or enact new healthcare laws, and make changes to the Medicare Drug Price Negotiation Program We cannot predict what additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
trading volume of our common stock; and
•
general political and macroeconomic conditions, including global geopolitical tension, armed conflicts, potential future health pandemics, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, the recent and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, and other geopolitical and macroeconomic conditions, including labor shortages, economic slowdowns, recessions, inflation and monetary supply shifts, rising interest rates and tightening of credit markets, and the resulting impacts on our business operations or financial condition.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2024 through March 2, 2026 the closing price of our common stock has ranged between $0.65 and $6.61 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.

As of March 2, 2026 based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 28.0% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. On December 4, 2025, we received a deficiency notice (the Notice) from the listing qualifications staff (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that, for the last 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). The Notice had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until June 2, 2026 (the Compliance Date) to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date. If our common stock does not achieve compliance by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance. To qualify for the second compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible for the second compliance period, and we do not regain compliance by the Compliance Date, the Staff will provide written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we receive a delisting notice and appeals the delisting determination by Nasdaq to the panel, such appeal would be successful.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence in us from our collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset post-change taxable income. We have experienced ownership changes in the past, and may experience future ownership changes, under Section 382 of the Code that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

We have incurred and will continue to incur significant costs as a result of laws, rules, regulations and standards relating to various aspects of our business, including corporate governance, work force initiatives and operating as a public company, and failure to comply with such laws, rules, regulations and standards could adversely affect our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, data associated with our clinical trials or manufacturing campaigns, and other confidential information that is proprietary, strategic or competitive in nature. We perform periodic assessments of our information security processes, and the results of these assessments are reported to the audit committee of the board of directors (Audit Committee) as part of a cybersecurity update report conducted at least annually.

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

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO, CEO and other members of our executive leadership team (ELT). Our CFO, CEO and other members of our ELT work with our Security Management Team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management policies include reporting to the Audit Committee for certain cybersecurity incidents.

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

Item 3. Legal Proceedings.

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints assert that we and Mr. Shukla violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements related to efzofitimod. The complaints also assert that Mr. Shukla violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified damages, and award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the court may deem just and proper. On February 9, 2026, the court consolidated the two cases and appointed co-lead plaintiffs to oversee the litigation. We believe we have meritorious defenses and intend to vigorously defend the Company in this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “ATYR.”

Holders of Record

As of March 2, 2026, there were approximately 27 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended December 31, 2025.

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

In September 2025, we announced top-line data from a global Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study was a 52-week study in 268 patients with pulmonary sarcoidosis consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once every four weeks for a total of 12 doses, with a 4-week safety follow-up. The study design incorporated a protocol guided steroid taper in the first 12 weeks of the study, followed by continued taper or rescue until week 48. The study did not meet its primary endpoint of change from baseline in mean daily oral corticosteroid (OCS) dose at week 48. The change from baseline in mean daily OCS dose reduced to an average of 2.79 mg for 5.0 mg/kg efzofitimod vs 3.52 mg for placebo (p=0.3313). The study’s statistical analysis plan was designed on a hierarchical assessment basis, as such since the primary endpoint was not met, all subsequent statistical testing is reported as nominal findings. The study demonstrated a clinically meaningful improvement in the King’s Sarcoidosis Questionnaire (KSQ)-Lung score at week 48 for 5.0 mg/kg efzofitimod compared to placebo (p=0.0479), with a responder analysis of patients who achieved complete steroid withdrawal at week 48 with an improved KSQ-Lung score also showing improvement in patients treated with 5.0 mg/kg efzofitimod compared to placebo (p=0.0196). Lung function as measured by forced vital capacity (FVC) at week 48 was maintained in all groups. Efzofitimod was generally well-tolerated at both the 3.0 mg/kg and 5.0 mg/kg doses, consistent with previously observed safety profile in all trials conducted to date. At the European Respiratory Society (ERS) Congress in late September 2025, we announced additional findings from the EFZO-FIT study, including analyses of additional pre-specified outcomes that demonstrated clinical improvements in mean change from baseline in the Fatigue Assessment (FAS) Total Score (p=0.0226) and KSQ-General Health score (p=0.0197) in patients treated with 5.0 mg/kg efzofitimod versus placebo. Treatment with efzofitimod was also associated with a trend toward a greater proportion of patients achieving steroid-free status for at least six months. Based on the trial findings, which we believe indicate drug activity for efzofitimod as evidenced by improvements across multiple clinically relevant efficacy endpoints, we have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis.

We believe efzofitimod has potential applications in the treatment of other ILDs, such as chronic hypersensitivity pneumonitis (CHP) and connective tissue disease related ILD (CTD-ILD), including SSc-ILD and rheumatoid arthritis-associated ILD. As such, we designed a focused Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) in patients with SSc-ILD. The EFZO-CONNECT study is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intends to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an open-label extension (OLE) to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. In June 2025, we announced interim data from the study showing three out of four efzofitimod-treated diffuse SSc-ILD patients showed clinically important improvement based on the modified Rodnan Skin Score (mRSS) assessment at 12 weeks and that efzofitimod was generally well-tolerated at all doses. We expect to complete enrollment of the study in the first half of 2026.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us, and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

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

ATYR0101

ATYR0101 is a fusion protein derived from a domain of aspartyl-tRNA synthetase (DARS) that is engineered with a human Fc region to extend its serum half-life. The molecule possesses a unique mechanism of action focused on the selective elimination of activated myofibroblasts, which are the primary cellular drivers of pathological extracellular matrix (ECM) deposition in fibrotic diseases. ATYR0101 specifically targets Latent TGF-β Binding Protein-1 (LTBP-1) within the ECM, binding to a region that encompasses the fibrillin-1 binding domain at the C-terminus. LTBP-1 serves a dual role in matrix architecture by organizing structural proteins and modulating the signaling of Transforming Growth Factor-beta (TGF-β) through a complex mechanosensory apparatus. Early data suggest ATYR0101 exerts its antifibrotic effects by inducing apoptosis of myofibroblasts in a TGFβ dependent manner. We believe ATYR0101 may have broad therapeutic applications in multiple fibrotic diseases, such as pulmonary fibrosis, SSc, liver fibrosis and kidney fibrosis.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2025, we had an accumulated deficit of $606.2 million, and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2025, we had cash, cash equivalents, restricted cash and available-for-sale investments of $80.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Annual Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part I, Item 1A. “Risk Factors—Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through December 31, 2025, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues. In recent years, we have relied primarily on our “at-the-market” offering program (the Jefferies ATM Offering Program) implemented through our Open Market Sale AgreementSM with Jefferies LLC (Jefferies) for financing our activities. Given ongoing volatility in capital markets generally, the price of our common stock has fluctuated materially since the start of 2025 and, since the announcement of top-line data from the EFZO-FIT study particularly, we have experienced a material decline in our stock price. If markets remain volatile or our stock price continues to remain depressed, this may negatively affect our ability to generate cash from financing activities in future periods, including negatively affecting our ability to generate sufficient funds through our Jefferies ATM Offering Program.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$(61,986)	$(69,119)	$(33,221)
Investing activities	(5,053)	17,233	(20,127)
Financing activities	66,011	39,864	66,230
Net change in cash, cash equivalents and restricted cash	$(1,028)	$(12,022)	$12,882

Operating activities. Net cash used in operating activities for the years ended December 31, 2025, 2024 and 2023, was $62.0 million, $69.1 million and $33.2 million, respectively. Net cash used in operating activities during the year ended December 31, 2025 was primarily due to costs for efzofitimod development, including pre-commercialization and manufacturing costs incurred prior to the announcement of top-line data from the EFZO-FIT study. Net cash used in operating activities during the year ended December 31, 2024 was primarily due to increased costs for the EFZO-FIT and EFZO-CONNECT studies and upfront payments for manufacturing efforts for efzofitimod. Net cash used in operating activities during the year ended December 31, 2023 included the receipt of a $10.0 million milestone from the Kyorin Agreement. We expect cash used in operating activities will fluctuate and be dependent upon our determination of the path forward for efzofitimod in pulmonary sarcoidosis.

Investing activities. Net cash provided by (used in) investing activities for the years ended December 31, 2025, 2024 and 2023 was $(5.1) million, $17.2 million and $(20.1) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio as of December 31, 2025 was less than one year. Net cash used for December 31, 2023 included $4.2 million purchases of property and equipment primarily for tenant improvements associated with our corporate headquarters facility lease.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2025 was $66.0 million and consisted primarily of $66.4 million in proceeds from our Jefferies ATM Offering Program, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2024 was $39.9 million and consisted primarily of $40.3 million in proceeds from our Jefferies ATM Offering Program, net of issuance costs. Net cash provided by financing activities for the year ended December 31, 2023 was $66.2 million and consisted primarily of $48.1 million in proceeds from an underwritten follow-on public offering, net of offering costs, and $18.4 million proceeds from our Jefferies ATM Offering Program, net of issuance costs.

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

As of December 31, 2025, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2025.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities totaled $0.9 million as of December 31, 2025. Additionally, as of December 31, 2025, we have $1.1 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of December 31, 2025.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The consolidated financial statements include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of December 31, 2025. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us, and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. During the year ended December 31, 2025, we recognized $0.2 million in collaboration revenue from Kyorin for product material sold to Kyorin to support analytical method validation in Japan.

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

We expect that the levels of our research and development expenses will fluctuate and be dependent upon our determination of the path forward for efzofitimod in pulmonary sarcoidosis. We have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

In this section, we discuss the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2025.

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Increase /
	2025	2024	(Decrease)
License and collaboration agreement revenues	$190	$235	$(45)
Research and development expenses:
Efzofitimod expenses	47,636	43,754	3,882
Preclinical development and other shared research and development expenses	10,791	9,297	1,494
Non-cash expenses (depreciation and stock-based compensation)	1,792	1,321	471
Total research and development expenses	60,219	54,372	5,847

General and administrative expenses:
Other general and administrative expenses	13,730	11,402	2,328
Non-cash expenses (depreciation and stock-based compensation)	3,868	2,375	1,493
Total general and administrative expenses	17,598	13,777	3,821

Other income (expense), net	3,504	3,892	(388)

License and collaboration agreement revenues. Revenues of $0.2 million for the year ended December 31, 2025 consisted of product material sold to Kyorin to support analytical method validation in Japan. Revenues of $0.2 million for the year ended December 31, 2024 consisted of drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study.

Research and development expenses. Research and development expenses were $60.2 million and $54.4 million for the years ended December 31, 2025 and 2024, respectively. The increase of $5.8 million was due primarily to an increase of $3.9 million in efzofitimod expenses which primarily consisted of increased manufacturing costs incurred prior to the announcement of top-line data from the EFZO-FIT study offset by decreased expenses for the EFZO-FIT study as the study was completed during the year ended December 31, 2025. Preclinical development and other shared research and development expenses increased by $1.5 million, and was primarily attributable to increased discovery costs for our preclinical product candidates. Non-cash expenses increased by $0.5 million primarily due to increased non-cash stock-based compensation expense. We anticipate that our research and development expenses will fluctuate and be dependent upon our determination of the path forward for efzofitimod in pulmonary sarcoidosis. We have scheduled a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis.

General and administrative expenses. General and administrative expenses were $17.6 million and $13.8 million for the years ended December 31, 2025 and 2024, respectively. The increase of $3.8 million was attributable to pre-commercialization expenses incurred prior the announcement of top-line data from the EFZO-FIT study, higher personnel related costs as well as higher professional fees. Non-cash expenses increased by $1.5 million primarily due to increased non-cash stock-based compensation expenses.

Other income (expense), net. Other income (expense), net was $3.5 million and $3.9 million for years ended December 31, 2025 and 2024, respectively. The change was primarily a result of lower interest rates as compared to the same period in the prior year.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of aTyr Pharma, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2025, the Company had $6.0 million of clinical and manufacturing costs recorded as an accrual. The Company has entered into contractual arrangements related to its clinical studies with clinical research organizations and contracted development and manufacturing organizations. As described in Note 2 to the consolidated financial statements, costs for clinical and manufacturing are estimated based on the time period over which services will be performed and the level of effort to be expended in each period.

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

How We Addressed the Matter in Our Audit

Our substantive testing procedures over the completeness of the Company’s accrued clinical and manufacturing costs include obtaining from third-parties confirmation of total costs billed and work completed as of December 31, 2025, for significant clinical trial and manufacturing activities. We obtained an understanding of the status of significant clinical trial and manufacturing activities from accounting personnel and the clinical project managers to understand the status of significant clinical trial and manufacturing activities. To assess the appropriate measurement of accrued clinical and manufacturing costs, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also inspected a sample of subsequent payments, obtained invoice support, and tested the expense was recorded to the appropriate period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Diego, California

March 5, 2026

aTyr Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,743	$11,055
Available-for-sale investments	67,944	61,070
Other receivables	873	1,736
Prepaid expenses	677	8,093
Total current assets	80,237	81,954
Restricted cash	2,235	2,951
Property and equipment, net	4,263	4,850
Operating lease, right-of-use assets	5,524	5,817
Financing lease, right-of-use assets	596	1,192
Other assets	148	66
Total assets	$93,003	$96,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,891	$4,323
Accrued expenses	9,791	9,392
Current portion of operating lease liability	836	711
Current portion of financing lease liability	630	541
Total current liabilities	15,148	14,967
Long-term operating lease liability, net of current portion	10,308	11,144
Long-term financing lease liability, net of current portion	259	887
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of December 31, 2025 and 2024, respectively; no shares issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of December 31, 2025 and 2024, respectively; issued and outstanding shares – 98,031,104 as of December 31, 2025 and 84,038,922 as of December 31, 2024, respectively	98	84
Additional paid-in capital	673,554	602,021
Accumulated other comprehensive loss	(8)	(40)
Accumulated deficit	(606,164)	(532,046)
Total aTyr Pharma, Inc. stockholders’ equity	67,480	70,019
Noncontrolling interest in Pangu BioPharma Limited	(192)	(187)
Total stockholders’ equity	67,288	69,832
Total liabilities and stockholders’ equity	$93,003	$96,830

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
License and collaboration agreement revenues	$190	$235	$353
Total revenues	190	235	353
Operating expenses:
Research and development	60,219	54,372	42,293
General and administrative	17,598	13,777	12,979
Total operating expenses	77,817	68,149	55,272
Loss from operations	(77,627)	(67,914)	(54,919)
Total other income (expense), net	3,504	3,892	4,522
Consolidated net loss	(74,123)	(64,022)	(50,397)
Net loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	5	(1)	8
Net loss attributable to aTyr Pharma, Inc.	$(74,118)	$(64,023)	$(50,389)
Net loss per share, basic and diluted	$(0.80)	$(0.86)	$(0.94)
Shares used in computing net loss per share, basic and diluted	92,985,359	74,261,265	53,606,488

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2025	2024	2023

Consolidated net loss	$(74,123)	$(64,022)	$(50,397)
Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax	32	34	359
Comprehensive loss	(74,091)	(63,988)	(50,038)
Comprehensive loss (gain) attributable to noncontrolling interest in Pangu BioPharma Limited	5	(1)	8
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(74,086)	$(63,989)	$(50,030)

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2022	29,498,488	$29	$489,502	$(433)	$(417,634)	$(180)	$71,284
Issuance of common stock upon release of restricted stock units	58,111	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	74,010	—	105	—	—	—	105
Issuance of common stock from at-the-market offerings, net of offering costs	10,530,795	11	18,435	—	—	—	18,446
Issuance of common stock from underwritten follow-on offering, net of offering costs	23,125,000	23	48,050	—	—	—	48,073
Stock-based compensation	—	—	2,600	—	—	—	2,600
Net unrealized gain on investments, net of tax	—	—	—	359	—	—	359
Net loss	—	—	—	—	(50,389)	(8)	(50,397)
Balance as of December 31, 2023	63,286,404	63	558,692	(74)	(468,023)	(188)	90,470
Issuance of common stock upon release of restricted stock units	22,111	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	76,957	—	100	—	—	—	100
Issuance of common stock from at-the-market offerings, net of offering costs	20,653,450	21	40,240	—	—	—	40,261
Stock-based compensation	—	—	2,989	—	—	—	2,989
Net unrealized gain on investments, net of tax	—	—	—	34	—	—	34
Net loss	—	—	—	—	(64,023)	1	(64,022)
Balance as of December 31, 2024	84,038,922	84	602,021	(40)	(532,046)	(187)	69,832
Issuance of common stock upon release of restricted stock units	21,108	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	75,477	—	108	—	—	—	108
Issuance of common stock upon exercise of stock options	8,420	—	19	—	—	—	19
Issuance of common stock from at-the-market offerings, net of offering costs	13,887,177	14	66,409	—	—	—	66,423
Stock-based compensation	—	—	4,997	—	—	—	4,997
Net unrealized gain on investments, net of tax	—	—	—	32	—	—	32
Net loss	—	—	—	—	(74,118)	(5)	(74,123)
Balance as of December 31, 2025	98,031,104	$98	$673,554	$(8)	$(606,164)	$(192)	$67,288

See accompanying notes.

aTyr Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(74,123)	$(64,022)	$(50,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	708	592
Stock-based compensation	4,997	2,989	2,600
Accretion of discount of available-for-sale investment securities	(1,854)	(2,705)	(3,171)
Amortization of right-of-use assets	889	832	2,149
Gain on disposal of property and equipment	(12)	(3)	(6)
Changes in operating assets and liabilities:
Other receivables	863	402	9,054
Prepaid expenses and other assets	7,334	(5,638)	622
Accounts payable and accrued expenses	(33)	(1,339)	3,262
Operating lease liability	(711)	(343)	2,074
Net cash used in operating activities	(61,986)	(69,119)	(33,221)
Cash flows from investing activities:
Purchases of property and equipment	(77)	(65)	(4,215)
Purchases of available-for-sale investment securities	(93,445)	(69,103)	(106,977)
Maturities of available-for-sale investment securities	88,457	86,394	91,050
Proceeds from sale of property and equipment	12	7	15
Net cash (used in) provided by investing activities	(5,053)	17,233	(20,127)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	19	—	—
Proceeds from issuance of common stock through employee stock purchase plan	108	100	105
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	66,423	40,261	18,446
Proceeds from issuance of common stock from underwritten follow-on public offering, net of offering costs	—	—	48,073
Principal paid on finance lease liabilities	(539)	(497)	(394)
Net cash provided by financing activities	66,011	39,864	66,230
Net change in cash, cash equivalents and restricted cash	(1,028)	(12,022)	12,882
Cash, cash equivalents and restricted cash at beginning of period	14,006	26,028	13,146
Cash, cash equivalents and restricted cash at the end of period	$12,978	$14,006	$26,028

Cash and cash equivalents at the end of period	$10,743	$11,055	$22,544
Restricted cash at the end of period	2,235	2,951	3,484
Cash, cash equivalents and restricted cash at the end of period	$12,978	$14,006	$26,028

Supplemental disclosure of cash flow information:
Interest paid	$94	$137	$172
Purchases of property and equipment in accounts payable	$17	$17	$51
Right-of-use assets obtained in exchange for lease obligation	$—	$—	$1,854

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

Liquidity and Financial Condition

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2025, we had an accumulated deficit of $606.2 million and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2025, our cash, cash equivalents, available-for-sale investments and restricted cash were $80.9 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

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

Restricted Cash

As of December 31, 2025, restricted cash was approximately $2.2 million, of which $1.8 million was held as a security deposit in conjunction with our corporate headquarters facility lease and financing leases as discussed further in Note 6 - Commitments and Contingencies.

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
License and collaboration agreement revenues	$190	$235	$353
Research and development expenses:
Efzofitimod expenses	47,636	43,754	31,533
Preclinical development and other shared research and development expenses	10,791	9,297	9,635
Non-cash expenses (depreciation and stock-based compensation)	1,792	1,321	1,125
Total research and development expenses	60,219	54,372	42,293

General and administrative expenses:
Other general and administrative expenses	13,730	11,402	10,911
Non-cash expenses (depreciation and stock-based compensation)	3,868	2,375	2,068
Total general and administrative expenses	17,598	13,777	12,979

Other segment items (1)	3,504	3,892	4,522

Consolidated net loss	$(74,123)	$(64,022)	$(50,397)

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, we were eligible to claim the employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2023, we amended certain payroll tax filings and applied for a refund of $1.2 million of ERC benefits. The refund was recorded within other receivables in our audited consolidated balance sheets, and as a $0.8 million reduction of research and development expenses and a $0.4 million reduction of general and administrative expenses in our audited consolidated statements of operations for the year ended December 31, 2023. As of December 31, 2025, we have fully received the ERC benefits refund.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets (generally four years to seven years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful life of the leasehold improvements. Repairs and maintenance costs are charged to expense as incurred.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for common stock, stock options and restricted stock units outstanding under our stock option plans and inducement grants and estimated shares to be purchased under our 2015 Employee Stock Purchase Plan (the 2015 ESPP). For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Years Ended December 31,
	2025	2024	2023
Common stock warrants	—	—	5,864
Common stock options and restricted stock units	9,611,612	6,171,442	4,020,154
Employee stock purchase plan	45,709	34,143	41,862
Total	9,657,321	6,205,585	4,067,880

The following table summarizes our net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to aTyr Pharma, Inc.	$(74,118)	$(64,023)	$(50,389)

Denominator:
Shares used in computing net loss per share, basic and diluted	92,985,359	74,261,265	53,606,488

Net loss per share - basic and diluted	$(0.80)	$(0.86)	$(0.94)

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. We adopted the standard on January 1, 2025, prospectively. The adoption did not have a material effect on our consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in commercial paper, corporate debt securities and municipal bonds. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025
Assets:
Current:
Cash equivalents	$7,916	$7,916	$—	$—
Available-for-sale investments:
Commercial paper	33,626	—	33,626	—
Corporate debt securities	29,281	—	29,281	—
Municipal bonds	5,037	—	5,037	—
Total available-for-sale investments	67,944	—	67,944	—
Total assets measured at fair value	$75,860	$7,916	$67,944	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024
Assets:
Current:
Cash equivalents	$9,581	$9,581	$—	$—
Available-for-sale investments:
Commercial paper	38,139	—	38,139	—
Corporate debt securities	14,067	—	14,067	—
U.S. government agencies	8,864	—	8,864	—
Total available-for-sale investments	61,070	—	61,070	—
Total assets measured at fair value	$70,651	$9,581	$61,070	$—

As of December 31, 2025 and 2024, available-for-sale investments are detailed as follows (in thousands):

		December 31, 2025
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$33,602	$24	$—	$33,626
Corporate debt securities	Within 1 year	29,269	17	(5)	29,281
Municipal bonds	Within 1 year	5,031	6	—	5,037
		$67,902	$47	$(5)	$67,944

		December 31, 2024
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$38,135	$23	$(19)	$38,139
Corporate debt securities	Within 1 year	14,058	12	(3)	14,067
U.S. government agencies	Within 1 year	8,867	—	(3)	8,864
		$61,060	$35	$(25)	$61,070

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our evaluation, we did not record allowance for credit losses in the consolidated statement of operations during the year ended December 31, 2025.

As of December 31, 2025, all available-for-sale investments had effective maturity dates of less than one year. As of December 31, 2025, 6 out of 21 available-for-sale investments were in a gross unrealized loss position, all which were in such position for less than 12 months.

As of December 31, 2025 and 2024, accrued interest receivable on available-for-sale securities for each of the periods was $0.4 million and $0.2 million, respectively.

4. License and Collaboration Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us, and we are eligible to receive up to an additional $155.0 million in the aggregate upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan.

Either party may terminate the Kyorin Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 which applies to delivered goods or services to a customer and concluded that Kyorin is a customer. For the years ended December 31, 2024 and 2023, we recognized $0.2 million and $0.4 million, respectively, in collaboration revenue from Kyorin for drug product material sold to Kyorin for the Japan portion of the EFZO-FIT study. For the year ended December 31, 2025, we recognized $0.2 million in collaboration revenue for drug product material sold to Kyorin to support analytical method validation in Japan.

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

5. Balance Sheet Details

Prepaid expenses consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid clinical and research expense	$155	$581
Prepaid manufacturing expenses	221	6,122
Other prepaid expenses	301	1,390
	$677	$8,093

Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Computer and office equipment	$473	$440
Scientific and laboratory equipment	2,965	3,299
Tenant improvements	5,653	5,653
	9,091	9,392
Less accumulated depreciation and amortization	(4,828)	(4,542)
	$4,263	$4,850

For each of the years ended December 31, 2025, 2024 and 2023, depreciation expense was $0.7 million, $0.7 million and $0.6 million, respectively.

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued salaries, wages and benefits	$2,986	$3,093
Accrued clinical and manufacturing	5,961	5,530
Other accrued expenses	844	769
	$9,791	$9,392

6. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of December 31, 2025.

Future minimum payments under the facility lease and reconciliation to the operating lease liability as of December 31, 2025 were as follows (in thousands):

Operating Leases
2026	$1,780
2027	1,916
2028	1,975
2029	2,035
2030 and thereafter	7,802
Less: Amount representing interest	(4,364)
Present value of lease payments	11,144
Less: Current portion of operating lease liability	(836)
Long-term operating lease liability, net of current portion	$10,308

Operating lease expense was $1.5 million, $1.5 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the weighted average remaining lease term was 7.6 years and 8.6 years, respectively. As of December 31, 2025 and 2024, the weighted average discount rate for each period was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of December 31, 2025 were as follows (in thousands):

Financing Leases
2026	$676
2027	264
Less: Amount representing interest	(51)
Present value of lease payments	889
Less: Current portion of financing lease liability	(630)
Long-term financing lease liability, net of current portion	$259

As of December 31, 2025 and 2024, the weighted-average remaining lease term was 1.2 years and 2.1 years, respectively, and the weighted-average discount rate for each period was 8.4%. We provided a $1.1 million deposit to be held as collateral for the leased equipment, and this deposit is included in restricted cash as of December 31, 2025.

Litigation

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints assert that we and Mr. Shukla violated Section 10(b) of the Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5, by making materially false or misleading statements related to efzofitimod. The complaints also assert that Mr. Shukla violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified damages, and award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the court may deem just and proper. On February 9, 2026, the court consolidated the two cases and appointed co-lead plaintiffs to oversee the litigation.

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

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2023, we sold an aggregate of 10,530,795 shares of common stock at a weighted-average price of $1.82 per share for net proceeds of approximately $18.4 million under the Jefferies ATM Offering Program. During the year ended December 31, 2024, we sold an aggregate of 20,653,450 shares of common stock at a weighted-average price of $2.02 per share for net proceeds of approximately $40.3 million under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

2015 Stock Plan

Total shares available for issuance under the 2015 Stock Plan as of December 31, 2025 were 6,592,933. Shares underlying any awards under the 2015 Stock Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added to shares available for issuance under the 2015 Stock Plan.

The maximum term of stock options granted under 2015 Stock Plan is ten years. For an initial grant to an employee, 25% of the stock options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the stock options generally vest monthly over a four-year term.

Inducement Plan and Grants

In March 2022, our Compensation Committee of the Board of Directors approved and adopted our 2022 Inducement Plan (the Inducement Plan). Awards granted under our Inducement Plan are in accordance with Nasdaq Listing Rule 5635(c)(4). A total of 300,000 shares of our common stock were reserved for the issuance under our Inducement Plan. In March 2025, our Compensation Committee of the Board of Directors approved an amendment to increase the aggregate number of authorized shares of common stock reserved for issuance under the Inducement Plan from 300,000 shares to 600,000 shares.

The maximum term of stock options granted under our Inducement Plan is ten years. Each option vests over a period of four years, with 25% of the shares vesting on the one-year anniversary of the applicable vesting commencement date and the remaining 75% vesting in equal monthly installments over three years, thereafter, subject to continuous employment.

During the year ended December 31, 2025, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 367,400 shares of our common stock, with a weighted-average exercise price of $3.84 per share as inducement awards to new employees. During the year ended December 31, 2024, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 9,400 shares of our common stock, with a weighted-average exercise price of $1.86 per share as inducement awards to new employees. During the year ended December 31, 2023, we granted nonstatutory stock options under our Inducement Plan to purchase an aggregate of 23,400 shares of our common stock, with a weighted-average exercise price of $2.26 per share as inducement awards to new employees.

Total shares available under the 2022 Inducement Plan as of December 31, 2025 were 167,642.

2015 Employee Stock Purchase Plan

As of December 31, 2025, total shares reserved for issuance under the 2015 ESPP were 574,212.

Stock-based Compensation

Stock Options

Stock option activity is summarized as follows:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	6,130,226	$4.29
Granted	3,870,977	$3.61
Exercised	(8,420)	$2.27
Canceled/forfeited/expired	(401,279)	$9.03
Outstanding as of December 31, 2025	9,591,504	$3.82	7.53	$—

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2025	2024	2023
Expected term (in years)	5.50 – 6.08	5.27 – 6.08	5.51 – 6.09
Risk-free interest rate	3.8% – 4.5%	3.6% – 4.5%	3.6% – 4.5%
Expected volatility	75.9% – 106.6%	76.5% – 80.5%	81.5% – 83.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the ESPP offering were as follows:

	Years Ended December 31,
	2025	2024	2023
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	3.8% – 4.4%	4.4% – 5.5%	4.5% – 5.4%
Expected volatility	74.6% – 267.5%	40.9% – 74.6%	40.9% – 58.5%
Expected dividend yield	0.0%	0.0%	0.0%

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

Restricted Stock Units

Occasionally, we grant restricted stock units to employees. The fair value of restricted stock is determined by the closing price of our common stock reported on the Nasdaq Capital Market on the date of grant. Restricted stock unit activity is summarized as follows:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	41,216	$5.48
Released	(21,108)	$5.44
Balance as of December 31, 2025	20,108	$5.52

The allocation of stock-based compensation for all stock options and restricted stock units is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development	$1,212	$697	$600
General and administrative	3,785	2,292	2,000
Total stock-based compensation expense	$4,997	$2,989	$2,600

The weighted-average grant date fair value per share of stock options granted by us, during the years ended December 31, 2025, 2024 and 2023 was $2.51, $1.16 and $1.59, respectively. There were no restricted stock units granted by us during the years ended December 31, 2025, 2024 and 2023. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 was approximately $10,000. There were no stock options exercised during the years ended December 31, 2024 and 2023. The fair value of restricted stock units released during the years ended December 31, 2025, 2024 and 2023 was approximately $76,000, $37,000 and $124,000, respectively. As of December 31, 2025, total unrecognized share-based compensation expense related to unvested stock options and restricted stock units was approximately $8.4 million and $10,000, respectively. As of December 31, 2025, these unrecognized costs for stock options and restricted stock units are expected to be recognized ratably over a weighted-average period of approximately 2.7 years and 0.1 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

December 31, 2025
Common stock options and restricted stock units	9,611,612
Shares available under the 2015 equity incentive plan	6,592,933
Shares available under the 2022 inducement plan	167,642
Shares available under the employee stock purchase plan	574,212
16,946,399

8. Income Tax

Pretax losses were generated by both domestic and foreign operations as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$(73,891)	$(64,086)	$(49,967)
Foreign	(232)	64	(428)
Worldwide pre-tax loss	$(74,123)	$(64,022)	$(50,395)

As described in Note 2, Summary of Significant Accounting Policies, we adopted ASU 2023-09 prospectively. The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to our effective rate for the year ended December 31, 2025 after the adoption of ASU 2023-09.

	December 31, 2025
	$	%
U.S. federal statutory tax rate	$(15,566)	21.0%
State and local income taxes, net of federal income tax effect (1)	(149)	0.2%
Foreign tax effects	49	(0.1%)
Tax credits
Research and development credits	(1,776)	2.4%
Orphan drug credit	(3,583)	4.8%
Changes in valuation allowances	17,770	(24.0%)
Nontaxable or nondeductible items:
Other nondeductible items	14	0.0%
Stock options	18	0.0%
Imputed interest	77	(0.1%)
Changes in unrecognized tax benefits	2,462	(3.3%)
Other reconciling items	684	(0.9%)
Total tax expense	$—	0.0%

(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

For the years ended December 31, 2025, 2024, and 2023, we did not record a provision for income taxes due to a full valuation allowance against our deferred taxes.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from net operating loss (NOL) carryforwards, research and development credits and capitalized research and development expenses, along with other accruals and reserves. Valuation allowances of $142.2 million and $124.2 million as of December 31, 2025 and 2024, respectively, have been recorded to offset deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold under ASC 740, Accounting for Income Taxes.

Significant components of our deferred tax assets are summarized as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$79,097	$68,799
Capitalized research and development expenses	33,934	30,071
Research credits and other state credits	24,659	21,384
Intangible assets	723	909
Reserve and accruals	173	(274)
Share-based compensation expense	2,427	2,025
Lease liability	2,341	2,492
Total tax assets	143,354	125,406
Valuation allowance	(142,194)	(124,183)
Total deferred tax assets	$1,160	$1,223
Deferred tax liabilities:
Right of use lease assets	(1,160)	(1,223)
Total deferred tax liabilities	(1,160)	(1,223)
Net deferred tax assets	$—	$—

As of December 31, 2025, we had federal NOL carryforwards of approximately $347.7 million, with $235.3 million of NOLs generated after December 31, 2017 carrying forward indefinitely and $112.4 million of NOLs that will expire from 2026 through 2037. Federal NOLs generated after January 1, 2018 are subject to an 80% of taxable income limitation in accordance with the Tax Cuts and Jobs Act of 2017. We had state NOL carryforwards of approximately $298.6 million, with $177.9 million of state NOLs generated after

December 31, 2017, which carry forward indefinitely and $120.7 million of state NOLs that will expire from 2026 through 2045. We had foreign NOL carryforwards of approximately $9.6 million which carry forward indefinitely.

As of December 31, 2025, we had federal and state research and development credit carryforwards of approximately $12.7 million and $6.9 million, respectively, which will begin to expire in 2026 for both federal and state purposes. We had $26.7 million of federal Orphan Drug Credits as of December 31, 2025, which will begin to expire in 2035.

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

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheet and had not recognized interest or penalties in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

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

The activity related to our unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2025	2024	2023
Balance as of beginning of year	$36,757	$30,078	$25,145
Decrease related to prior year tax positions	(56)	(58)	(483)
Increase related to current year tax positions	6,110	6,737	5,416
Balance as of end of year	$42,811	$36,757	$30,078

We are subject to taxation in the United States, Hong Kong and state jurisdictions. Our tax years from inception are subject to examination by the United States, Hong Kong and various state authorities due to carry forward of unutilized NOLs and research and development credits.

9. Employee Benefits

401(k) Plan

We maintain a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. In April 2015, our board of directors approved a policy, beginning on June 1, 2015, to match employee contributions equal to 50% of the participant’s contribution of up to a maximum of 6% of the participant’s annual salary. We made discretionary contributions totaling $0.3 million, $0.2 million and $0.2 million during the years ended December 31, 2025, 2024 and 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)).

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025, under the sections headed “Proposal 1 – Election of Directors,” “Executive Officers,” “Insider Trading Arrangements and Policies,” and “Delinquent Section 16(a) Reports,” if any, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our Definitive Proxy Statement under the sections headed “Executive Compensation,” “Director Compensation,” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information,” and is incorporated herein by reference.

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

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
4.2	Description of Common Stock of the Registrant	10-K	001-37378	4.6	March 14, 2024
10.1*	2015 Stock Option and Incentive Plan, as amended	8-K	001-37378	10.1	May 6, 2025
10.2*	Forms of agreement under 2015 Stock Option and Incentive Plan	S-1/A	333-203272	10.2	April 27, 2015
10.3	Form of Indemnification Agreement entered into between the Registrant and its directors	S-1/A	333-203272	10.12	April 27, 2015
10.4	Form of Indemnification Agreement entered into between the Registrant and its officers	S-1/A	333-203272	10.13	April 27, 2015
10.5*	Senior Executive Cash Incentive Bonus Plan	8-K	001-37378	10.1	January 29, 2016
10.6*	Executive Severance and Change in Control Policy	10-K	001-37378	10.16	March 30, 2016
10.7*	Registrant’s Non-Qualified Stock Option Agreement for Non-Plan Inducement Grant	10-Q	001-37378	10.1	November 14, 2016
10.8*	Employment Agreement, dated November 1, 2017, by and between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-Q	001-37378	10.4	November 14, 2017
10.9*	Employment Offer Letter by and between the Registrant and Jill M. Broadfoot, dated July 16, 2018	8-K	001-37378	10.1	August 1, 2018
10.10*	Employment Offer Letter by and between the Registrant and Ms. Nancy Krueger, Esq., dated October 7, 2014	10-Q	001-37378	10.2	May 14, 2019
10.11†	Collaboration and License Agreement by and between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated January 6, 2020	S-1/A	333-235951	10.21	February 3, 2020
10.12*	First Amendment to Employment Agreement dated February 5, 2021, by and the between the Registrant and Sanjay S. Shukla, M.D., M.S.	10-K	001-37378	10.19	March 24, 2021
10.13*	aTyr Pharma, Inc. 2015 Employee Stock Purchase Plan, as amended	8-K	001-37378	10.2	April 29, 2022

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.14*	aTyr Pharma, Inc. 2022 Inducement Plan, as amended	10-Q	001-37378	10.2	August 7, 2025
10.15*	Forms of Grant Notice and Stock Option Agreement under aTyr Pharma, Inc. 2022 Inducement Plan	10-Q	001-37378	10.4	May 10, 2022
10.16	Open Market Sale AgreementSM dated April 22, 2022 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	April 22, 2022
10.17	Amendment No. 1 Open Market Sale AgreementSM dated December 23, 2024 by and between the Registrant and Jefferies LLC	8-K	001-37378	1.1	December 23, 2024
10.18	Lease dated May 12, 2022, by and between the Registrant and San Diego Creekside, LLC	8-K	001-37378	10.1	May 16, 2022
10.19	First Amendment to Lease Between the Registrant and San Diego, Creekside, LLC, dated April 8, 2024	10-Q	001-37378	10.1	May 2, 2024
10.20*	Non-Employee Director Compensation Policy, as amended	8-K	001-37378	99.1	December 12, 2024
14.1	aTyr Pharma, Inc. Code of Business Conduct and Ethics, as amended	8-K	001-37378	14.1	May 29, 2024
19.1	aTyr Pharma, Inc. Statement of Company Policy on Insider Trading and Disclosure	10-K	001-37378	19.1	March 13, 2025
19.2	aTyr Pharma, Inc. Special Trading Procedures for Designated Individuals	10-K	001-37378	19.2	March 13, 2025
21.1	Subsidiaries of the Registrant	S-1	333-203272	21.1	April 6, 2015
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
97.1	aTyr Pharma, Inc. Incentive Compensation Recoupment Policy	10-K	001-37378	97.1	March 14, 2024
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibits 101)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: March 5, 2026	By	/s/ Sanjay S. Shukla
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

Signature	Title	Date

/s/ Sanjay S. Shukla	President, Chief Executive Officer and Director	March 5, 2026
Sanjay S. Shukla, M.D., M.S.	(Principal Executive Officer)

/s/ Jill M. Broadfoot	Chief Financial Officer	March 5, 2026
Jill M. Broadfoot	(Principal Financial and Accounting Officer)

/s/ Timothy P. Coughlin	Chairman of the Board	March 5, 2026
Timothy P. Coughlin

/s/ Eric Benevich	Director	March 5, 2026
Eric Benevich

/s/ Jane A. Gross	Director	March 5, 2026
Jane A. Gross, Ph.D.

/s/ Svetlana Lucas	Director	March 5, 2026
Svetlana Lucas, Ph.D.

/s/ Paul Schimmel	Director	March 5, 2026
Paul Schimmel, Ph.D.

/s/ Sara L. Zaknoen	Director	March 5, 2026
Sara L. Zaknoen, M.D.