Form 10-Q
period 2026-03-31
aTYR PHARMA INC
filed 2026-05-15
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, there were 98,051,212 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,008	$10,743
Available-for-sale investments	56,505	67,944
Other receivables	477	873
Prepaid expenses	586	677
Total current assets	67,576	80,237
Restricted cash	1,805	2,235
Property and equipment, net	4,237	4,263
Operating lease, right-of-use assets	5,441	5,524
Financing lease, right-of-use assets	447	596
Other assets	148	148
Total assets	$79,654	$93,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,755	$3,891
Accrued expenses	7,458	9,791
Current portion of operating lease liability	890	836
Current portion of financing lease liability	596	630
Total current liabilities	11,699	15,148
Long-term operating lease liability, net of current portion	10,063	10,308
Long-term financing lease liability, net of current portion	151	259
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of March 31, 2026 (unaudited) and December 31, 2025, respectively; no shares issued or outstanding as of March 31, 2026 (unaudited) and December 31, 2025	—	—
Common stock, $0.001 par value per share; 170,000,000 authorized shares as of March 31, 2026 (unaudited) and December 31, 2025; issued and outstanding shares – 98,051,212 as of March 31, 2026 (unaudited) and 98,031,104 as of December 31, 2025	98	98
Additional paid-in capital	674,861	673,554
Accumulated other comprehensive loss	(70)	(8)
Accumulated deficit	(616,955)	(606,164)
Total aTyr Pharma, Inc. stockholders’ equity	57,934	67,480
Noncontrolling interest in Pangu BioPharma Limited	(193)	(192)
Total stockholders’ equity	57,741	67,288
Total liabilities and stockholders’ equity	$79,654	$93,003

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Operating expenses:
Research and development	$7,317	$11,814
General and administrative	4,119	3,959
Total operating expenses	11,436	15,773
Loss from operations	(11,436)	(15,773)
Total other income (expense), net	644	892
Consolidated net loss	(10,792)	(14,881)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1
Net loss attributable to aTyr Pharma, Inc.	$(10,791)	$(14,880)
Net loss per share, basic and diluted	$(0.11)	$(0.17)
Shares used in computing net loss per share, basic and diluted	98,043,839	86,485,126

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Consolidated net loss	$(10,792)	$(14,881)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(62)	(26)
Comprehensive loss	(10,854)	(14,907)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(10,853)	$(14,906)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Three Months Ended March 31, 2026 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2025	98,031,104	$98	$673,554	$(8)	$(606,164)	$(192)	$67,288
Issuance of common stock upon release of restricted stock units	20,108	—	—	—	—	—	—
Stock-based compensation	—	—	1,307	—	—	—	1,307
Net unrealized loss on investments, net of tax	—	—	—	(62)	—	—	(62)
Net loss	—	—	—	—	(10,791)	(1)	(10,792)
Balance as of March 31, 2026	98,051,212	$98	$674,861	$(70)	$(616,955)	$(193)	$57,741

	Three Months Ended March 31, 2025 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2024	84,038,922	$84	$602,021	$(40)	$(532,046)	$(187)	$69,832
Issuance of common stock upon release of restricted stock units	21,108	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	900	—	2	—	—	—	2
Issuance of common stock from at-the-market offerings, net of offering costs	4,941,895	5	18,752	—	—	—	18,757
Stock-based compensation	—	—	1,178	—	—	—	1,178
Net unrealized loss on investments, net of tax	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	(14,880)	(1)	(14,881)
Balance as of March 31, 2025	89,002,825	$89	$621,953	$(66)	$(546,926)	$(188)	$74,862

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(10,792)	$(14,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	167
Stock-based compensation	1,307	1,178
Accretion of discount of available-for-sale investment securities	(255)	(523)
Amortization of right-of-use assets	232	216
Changes in operating assets and liabilities:
Other receivables	396	748
Prepaid expenses and other assets	91	2,159
Accounts payable and accrued expenses	(3,467)	(4,322)
Operating lease liability	(191)	(162)
Net cash used in operating activities	(12,517)	(15,420)
Cash flows from investing activities:
Purchases of property and equipment	(138)	—
Purchases of available-for-sale investment securities	(5,868)	(23,105)
Maturities of available-for-sale investment securities	17,500	18,685
Net cash provided by (used in) investing activities	11,494	(4,420)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	2
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	—	18,757
Principal paid on finance lease liabilities	(142)	(131)
Net cash (used in) provided by financing activities	(142)	18,628
Net change in cash, cash equivalents and restricted cash	(1,165)	(1,212)
Cash, cash equivalents and restricted cash at beginning of period	12,978	14,006
Cash, cash equivalents and restricted cash at the end of period	$11,813	$12,794

Cash and cash equivalents at the end of period	$10,008	$10,362
Restricted cash at the end of period	1,805	2,432
Cash, cash equivalents and restricted cash at the end of period	$11,813	$12,794

Supplemental disclosure of cash flow information:
Interest paid	$17	$28
Purchases of property and equipment in accounts payable	$15	$17

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In our opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2025, contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $10.8 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $617.0 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). We did not utilize the Jefferies ATM Offering Program during the three months ended March 31, 2026.

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

We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $68.3 million as of March 31, 2026 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Restricted Cash

As of March 31, 2026, restricted cash was approximately $1.8 million, which was held as a security deposit in conjunction with our corporate headquarters facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	March 31,
	2026	2025
Common stock options and restricted stock units	13,835,392	9,420,566
Employee stock purchase plan	40,707	34,143
Total	13,876,099	9,454,709

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Research and development expenses:
Efzofitimod expenses	$3,535	$8,804
Preclinical development and other shared research and development expenses	3,355	2,560
Non-cash expenses (depreciation and stock-based compensation)	427	450
Total research and development expenses	7,317	11,814

General and administrative expenses:
Other general and administrative expenses	3,076	3,064
Non-cash expenses (depreciation and stock-based compensation)	1,043	895
Total general and administrative expenses	4,119	3,959

Other segment items (1)	644	892

Consolidated net loss	$(10,792)	$(14,881)

(1) Other segment items includes interest income and interest expense.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items on the face of the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosure.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2026
Assets:
Current:
Cash equivalents	$7,345	$7,345	$—	$—
Available-for-sale investments:
Commercial paper	23,753	—	23,753	—
Corporate debt securities	27,729	—	27,729	—
Municipal bonds	5,023	—	5,023	—
Total available-for-sale investments	56,505	—	56,505	—
Total assets measured at fair value	$63,850	$7,345	$56,505	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025
Assets:
Current:
Cash equivalents	$7,916	$7,916	$—	$—
Available-for-sale investments:
Commercial paper	33,626	—	33,626	—
Corporate debt securities	29,281	—	29,281	—
Municipal bonds	5,037	—	5,037	—
Total available-for-sale investments	67,944	—	67,944	—
Total assets measured at fair value	$75,860	$7,916	$67,944	$—

As of March 31, 2026 and December 31, 2025, available-for-sale investments are detailed as follows (in thousands):

		March 31, 2026
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$23,756	$3	$(6)	$23,753
Corporate debt securities	Within 1 year	27,747	—	(18)	27,729
Municipal bonds	Within 1 year	5,022	1	—	5,023
		$56,525	$4	$(24)	$56,505

		December 31, 2025
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$33,602	$24	$—	$33,626
Corporate debt securities	Within 1 year	29,269	17	(5)	29,281
Municipal bonds	Within 1 year	5,031	6	—	5,037
		$67,902	$47	$(5)	$67,944

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2026.

As of March 31, 2026, all available-for-sale investments had a variety of effective maturity dates of less than one year. As of March 31, 2026, 11 out of 18 available-for-sale investments were in a gross unrealized loss position, all of which have held this status for less than one year.

As of March 31, 2026 and December 31, 2025, accrued interest receivable on available-for-sale investments was $0.4 million for each period.

3. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us.

We assessed our license and collaboration with Kyorin in accordance with Topic 606 which applies to delivered goods or services to a customer and concluded that Kyorin is a customer. For the three months ended March 31, 2026 and 2025, there were no activities that triggered additional license and collaboration agreement revenue under the Kyorin Agreement.

On May 12, 2026 we received notice of termination of the Kyorin Agreement with Kyorin. Refer to our discussion of the termination in Note 6 – Subsequent Events.

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of March 31, 2026.

Future minimum payments under the facility lease and a reconciliation to the operating lease liability as of March 31, 2026 were as follows (in thousands):

Operating Leases
2026	$1,346
2027	1,916
2028	1,975
2029	2,035
2030 and thereafter	7,802
Less: Amount representing interest	(4,121)
Present value of lease payments	10,953
Less: Current portion of operating lease liability	(890)
Long-term operating lease liability, net of current portion	$10,063

For each of the three months ended March 31, 2026 and 2025, we recorded an operating lease expense of $0.4 million. As of March 31, 2026, the weighted-average remaining lease term was 7.3 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of March 31, 2026 were as follows (in thousands):

Financing Leases
2026	$518
2027	264
Less: Amount representing interest	(35)
Present value of lease payments	747
Less: Current portion of financing lease liability	(596)
Long-term financing lease liability, net of current portion	$151

As of March 31, 2026, the weighted-average remaining lease term was 1.0 years and the weighted-average discount rate was 8.4%. As of March 31, 2026, we have a $1.1 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

Litigation

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints assert that we and Mr. Shukla violated Section 10(b) of the Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5, by making materially false or misleading statements related to efzofitimod. The complaints also assert that Mr. Shukla violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified damages, and award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the court may deem just and proper. On February 9, 2026, the court consolidated the two cases and appointed co-lead plaintiffs to oversee the litigation. On May 1, 2026, co-lead plaintiffs filed an Amended Consolidated Complaint.

The Amended Consolidated Complaint is based on the same underlying allegations as the original complaints, asserts the same claims and seeks the same relief, and adds our Chief Financial Officer, Jill M. Broadfoot, as a defendant. Under the current schedule, the deadline to respond to the Amended Consolidated Complaint, including by filing a motion to dismiss, is July 17, 2026. Any opposition to a motion to dismiss is due August 28, 2026, with any reply due September 28, 2026.

We make provisions for liabilities when they are both probable that a liability has been incurred and the amount can be reasonably estimated. No such liability has been recorded related to this matter. With regard to legal fees, such as attorney fees related to this matter or any other legal matters, we recognize such costs as incurred.

5. Stockholders’ Equity

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may

offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. We did not utilize the Jefferies ATM Offering Program during the three months ended March 31, 2026. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

March 31, 2026
Common stock options and restricted stock units	13,835,392
Shares available under the 2015 equity incentive plan	2,305,370
Shares available under the 2022 inducement plan	167,567
Shares available under the employee stock purchase plan	574,212
16,882,541

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2026:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	9,591,504	$3.82
Granted	3,974,091	$0.71
Canceled/forfeited/expired	(139,607)	$12.52
Outstanding as of March 31, 2026	13,425,988	$2.81

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.77 – 6.08	6.02 – 6.08
Risk-free interest rate	3.7% – 3.9%	4.1% – 4.5%
Expected volatility	105.5% – 106.7%	75.9% – 77.2%
Expected dividend yield	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the three months ended March 31, 2026:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	20,108	$5.52
Granted	446,940	$0.71
Released	(20,108)	$5.52
Cancelled	(37,536)	$0.71
Balance as of March 31, 2026	409,404	$0.71

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$283	$304
General and administrative	1,024	874
Total stock-based compensation expense	$1,307	$1,178

6. Subsequent Events

On May 12, 2026, we received notice of termination of the Kyorin Agreement with Kyorin. Kyorin elected to terminate the Kyorin Agreement without cause in accordance with the terms of the Kyorin Agreement, and the termination will become effective 90 days after the date of receipt of the notice of termination (the Termination Date). Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of interstitial lung disease and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan until the Termination Date. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod, until the Termination Date. As a result of the termination of the Kyorin Agreement, we will not be entitled to receive any further milestone or other payments, including $155.0 million in the aggregate that would have been due upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Both parties will also cease to have any development or commercialization obligations after the Termination Date and the licenses we granted to Kyorin pursuant to the Kyorin Agreement will cease to be in effect after the Termination Date. Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of ILD will revert to us. Consequently, we will hold the rights to develop and commercialize efzofitimod globally.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (Quarterly Report), our audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC), on March 5, 2026 (2025 Annual Report).

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Part II, Item 1A, and elsewhere in this Quarterly Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

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

In September 2025, we announced top-line data from a global Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study was a 52-week study in 268 patients with pulmonary sarcoidosis consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once every four weeks for a total of 12 doses, with a 4-week safety follow-up. The study design incorporated a protocol guided steroid taper in the first 12 weeks of the study, followed by continued taper or rescue until week 48. The study did not meet its primary endpoint of change from baseline in mean daily oral corticosteroid (OCS) dose at week 48. The change from baseline in mean daily OCS dose reduced to an average of 2.79 mg for 5.0 mg/kg efzofitimod vs 3.52 mg for placebo (p=0.3313). The study’s statistical analysis plan was designed on a hierarchical assessment basis, as such since the primary endpoint was not met, all subsequent statistical testing is reported as nominal findings. The study demonstrated a clinically meaningful improvement in the King’s Sarcoidosis Questionnaire (KSQ)-Lung score at week 48 for 5.0 mg/kg efzofitimod compared to placebo (p=0.0479), with a responder analysis of patients who achieved complete steroid withdrawal at week 48 with an improved KSQ-Lung score also showing improvement in patients treated with 5.0 mg/kg efzofitimod compared to placebo (p=0.0196). Lung function as measured by forced vital capacity (FVC) at week 48 was maintained in all groups. Efzofitimod was generally well-tolerated at both the 3.0 mg/kg and 5.0 mg/kg doses, consistent with previously observed safety profile in all trials conducted to date. At the European Respiratory Society (ERS) Congress in late September 2025, we announced additional findings from the EFZO-FIT study, including analyses of additional pre-specified outcomes that demonstrated clinical improvements in mean change from baseline in the Fatigue Assessment (FAS) Total Score (p=0.0226) and KSQ-General Health score (p=0.0197) in patients treated with 5.0 mg/kg efzofitimod versus placebo. Treatment with efzofitimod was also associated with a trend toward a greater proportion of patients achieving steroid-free status for at least six months. Based on the trial findings, which we believe indicate drug activity for efzofitimod as evidenced by improvements across multiple clinically relevant efficacy endpoints, we held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. In May 2026, we received the official meeting minutes from the FDA.

Based on feedback from the FDA, we plan to continue the development of efzofitimod in pulmonary sarcoidosis in a planned Phase 3 study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease utilizing FVC as the primary endpoint of the study and the KSQ-Lung score as the key secondary endpoint. We chose these endpoints based on the FDA’s indication that FVC and KSQ-Lung are direct measures of how patients suffering from pulmonary sarcoidosis function and feel, and we concluded FVC to be a more appropriate primary endpoint at this time pending further content validation work for KSQ-Lung as recommended by the FDA. We determined the patient population for the study, those with restrictive lung disease, based on data from the EFZO-FIT study which included 44 patients with restrictive lung disease (defined as FVC percent predicted ≤ 80%) and showed a difference of 124 ml in change from baseline in FVC between restrictive patients treated with 5.0 mg/kg efzofitimod and placebo.

As part of our discussion with the FDA regarding the benefit risk profile for efzofitimod, we plan to increase the frequency of dosing of 5.0 mg/kg efzofitimod or placebo from once every four weeks in past trials to once every three weeks in this next trial. We are choosing the dosing regimen based on the FDA’s acknowledgment of its reasonableness from a clinical pharmacology perspective, subject to inclusion of adequate safety monitoring and risk mitigation procedures. We plan to include additional risk mitigation strategies, enhanced safety surveillance for the potential development of anti-synthetase syndrome and a data safety monitoring committee. We plan to submit an investigational new drug (IND) application for this study in June 2026.

The Phase 3 trial is expected to be a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of efzofitimod in patients with moderate to severe pulmonary sarcoidosis. The 54-week study will consist of two parallel cohorts randomized equally to either 5.0 mg/kg efzofitimod or placebo dosed intravenously once every 3 weeks for a total of 17 doses. The study is intended to enroll up to approximately 372 patients with symptomatic pulmonary sarcoidosis with restrictive lung disease who are receiving a stable dose of ≤ 5.0 mg daily oral corticosteroid and/or a background immunosuppressant. All background treatment will remain stable throughout the duration of the study. The primary endpoint of the study will be change from baseline in FVC at week 48 and the key secondary endpoint will be change from baseline in the KSQ-Lung score at week 48. This planned Phase 3 study and any potential need for additional clinical studies for efzofitimod in pulmonary sarcoidosis, will require a significant amount of additional time and resources to support approval. In addition, it will require us to obtain additional capital through equity offerings or partnering to conduct such studies.

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

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial was a placebo-controlled clinical trial to evaluate the safety, pharmacokinetics (PK) and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events, and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us.

On May 12, 2026, we received notice of termination of the Kyorin Agreement with Kyorin. Kyorin elected to terminate the Kyorin Agreement without cause in accordance with the terms of the Kyorin Agreement, and the termination will become effective 90 days after the date of receipt of the notice of termination (the Termination Date). Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of interstitial lung disease and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan until the Termination Date. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod, until the Termination Date. As a result of the termination of the Kyorin Agreement, we will not be entitled to receive any further milestone or other payments, including $155.0 million in the aggregate that would have been due upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Both parties will also cease to have any development or commercialization obligations after the Termination Date and the licenses we granted to Kyorin pursuant to the Kyorin Agreement will cease to be in effect after the Termination Date. Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of ILD will revert to us. Consequently, we will hold the rights to develop and commercialize efzofitimod globally.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2026, we had an accumulated deficit of $617.0 million, and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2026, we had cash, cash equivalents, restricted cash and available-for-sale investments of $68.3 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs, including the completion of a planned Phase 3 trial for efzofitimod in pulmonary sarcoidosis, will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part I, Item 1A. “Risk Factors—Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through March 31, 2026, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues. In recent years, we have relied primarily on our “at-the-market” offering program (the Jefferies ATM Offering Program) implemented through our Open Market Sale AgreementSM with Jefferies LLC (Jefferies) for financing our activities. Given ongoing volatility in capital markets generally, the price of our common stock has fluctuated materially since the start of 2025 and, since the announcement of top-line data from the EFZO-FIT study particularly, we have experienced a material decline in our stock price. If markets remain volatile or our stock price continues to remain depressed, this may negatively affect our ability to generate cash from financing activities in future periods, including negatively affecting our ability to generate sufficient funds through our Jefferies ATM Offering Program.

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. We did not utilize the Jefferies ATM Offering Program during the three months ended March 31, 2026. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(12,517)	$(15,420)
Investing activities	11,494	(4,420)
Financing activities	(142)	18,628
Net change in cash, cash equivalents and restricted cash	$(1,165)	$(1,212)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $12.5 million and $15.4 million, respectively. The net cash used during the three months ended March 31, 2026 was primarily attributable to costs for efzofitimod development, which includes certain close-out costs relating to the EFZO-FIT study as well as ongoing costs for the EFZO-CONNECT study, as well as discovery costs for our preclinical product candidates. The net cash used during the three months ended March 31, 2025 was primarily for efzofitimod development, including pre-commercialization activities and manufacturing costs incurred prior to the announcement of top-line data from the EFZO-FIT study. We expect cash used in operating activities will fluctuate and be dependent upon our ability to obtain additional capital through equity offerings or partnering to enable us to conduct the planned Phase 3 study for efzofitimod in pulmonary sarcoidosis.

Investing activities. Net cash provided by (used in) investing activities for the three months ended March 31, 2026 and 2025 was $11.5 million and $(4.4) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash (used in) provided by financing activities for the three months ended March 31, 2026 and 2025 was $(0.1) million and $18.6 million, respectively. Net cash used in financing activities for the three months ended March 31, 2026 primarily consisted of principal payments on our financing lease agreement. Net cash provided by financing activities for the three months ended March 31, 2025 primarily consisted of $18.8 million in proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs.

Material Cash Requirements

To date, we have not generated any revenues from product sales. Our expenses may increase in connection with the potential advancement of efzofitimod in clinical development, manufacturing, and regulatory activities, and the continuation of our research and development activities with respect to other potential therapies based on tRNA synthetase biology and the seeking of marketing approval for product candidates that we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have minimal sales and marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

As of March 31, 2026, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of March 31, 2026.

Financing Lease

In April 2022, we entered into a financing lease to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $0.7 million as of March 31, 2026. Additionally, as of March 31, 2026, we have $1.1 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of March 31, 2026.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of March 31, 2026. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

In January 2020, we entered into the Kyorin Agreement with Kyorin for the development and commercialization of efzofitimod for the treatment of ILD in Japan. Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of ILD, and Kyorin is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod. In 2020, Kyorin conducted and funded a Phase 1 clinical trial of efzofitimod (known as KRP-R120 in Japan). The Phase 1 clinical trial, which was conducted and funded by Kyorin, was a placebo-controlled clinical trial to evaluate the safety, PK and immunogenicity of efzofitimod in 32 healthy Japanese male volunteers. Efzofitimod was observed to be generally well-tolerated with no drug-related serious adverse events and PK findings were consistent with previous studies of efzofitimod. Kyorin has also participated in the EFZO-FIT study as the local sponsor in Japan. In February 2023, Kyorin dosed the first patient in Japan in the EFZO-FIT study which triggered a $10.0 million milestone payment to us. To date, the Kyorin Agreement has generated $20.0 million in upfront and milestone payments to us. As mentioned under the caption “Overview” above, we will cease to have any development or commercialization obligations under the Kyorin Agreement after the Termination Date, and we will not be entitled to receive any further milestone or other payments after the Termination Date.

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

We anticipate that our research and development expenses will fluctuate and be dependent upon our ability to obtain additional capital through equity offerings or partnering to enable us to complete the planned Phase 3 study for efzofitimod in pulmonary sarcoidosis. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We discuss our accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited consolidated financial statements in our 2025 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2025 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Increase /
	2026	2025	(Decrease)
Research and development expenses:
Efzofitimod expenses	$3,535	$8,804	$(5,269)
Preclinical development and other shared research and development expenses	3,355	2,560	795
Non-cash expenses (depreciation and stock-based compensation)	427	450	(23)
Total research and development expenses	7,317	11,814	(4,497)

General and administrative expenses:
Other general and administrative expenses	3,076	3,064	12
Non-cash expenses (depreciation and stock-based compensation)	1,043	895	148
Total general and administrative expenses	4,119	3,959	160

Other income (expense), net	644	892	(248)

Research and development expenses. Research and development expenses were $7.3 million and $11.8 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $4.5 million was primarily driven by a reduction in efzofitimod expenses for the EFZO-FIT study since it was completed in September 2025 as well as decreased manufacturing costs due to the timing of certain manufacturing activities being completed. Preclinical development and other shared research and development expenses increased by $0.8 million, and was primarily attributable to increase in discovery costs for our preclinical product candidates. Non-cash expenses was consistent as compared to prior year period. We anticipate that our research and development expenses will fluctuate and be dependent upon our ability to obtain additional capital through equity offerings or partnering to enable us to complete the planned Phase 3 study for efzofitimod in pulmonary sarcoidosis.

General and administrative expenses. General and administrative expenses were $4.1 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively. Other general and administrative expenses were consistent as compared to prior year period. Non-cash expenses increased by $0.1 million primarily due to increased non-cash stock-based compensation expenses.

Other income (expense), net. Other income (expense), net was $0.6 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily a result of lower interest rates and lower interest earned on lower cash balances as compared to the same period in the prior year.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints assert that we and Mr. Shukla violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements related to efzofitimod. The complaints also assert that Mr. Shukla violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified damages, and award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the court may deem just and proper. On February 9, 2026, the court consolidated the two cases and appointed co-lead plaintiffs to oversee the litigation. On May 1, 2026, co-lead plaintiffs filed an Amended Consolidated Complaint. The Amended Consolidated Complaint is based on the same underlying allegations as the original complaints, asserts the same claims and seeks the same relief, and adds our Chief Financial Officer, Jill M. Broadfoot, as a defendant. Under the current schedule, the deadline to respond to the Amended Consolidated Complaint, including by filing a motion to dismiss, is July 17, 2026. Any opposition to a motion to dismiss is due August 28, 2026, with any reply due September 28, 2026. We believe we have meritorious defenses and intend to vigorously defend the Company in this matter.

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
•
We are a biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future;
•
There is no established U.S. Food and Drug Administration (FDA) regulatory pathway for approval of a drug in pulmonary sarcoidosis. Our planned Phase 3 study for efzofitimod in pulmonary sarcoidosis may not be sufficient to support FDA approval and the FDA may require additional clinical trials which would materially and adversely harm our business;
•
We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy, such as our failure to meet the primary endpoint in the EFZO-FIT study, to the satisfaction of applicable regulatory authorities;
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
•
We have depended and may again in the future depend on collaborations with third parties for the development and commercialization of certain of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates;
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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report and in our other public filings with the SEC. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our other public filings when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report), which was filed with the SEC on March 5, 2026.

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of March 31, 2026, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $68.3 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
We held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. Based on feedback from the FDA, we plan to continue the development of efzofitimod in pulmonary sarcoidosis in a planned Phase 3 study. This study and any potential need for additional clinical studies for efzofitimod in pulmonary sarcoidosis will be costly and will require us to obtain additional capital through equity offerings or partnering to conduct such studies;
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
•
our ability to enter into new collaboration and licensing arrangements and the timing of any payments we may receive under such arrangements;
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

We are a biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a biotechnology company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $10.8 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $617.0 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt, term loans and license and collaboration agreement revenues. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. We will not generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

Risks related to the discovery, development and regulation of our product candidates

There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. Our planned Phase 3 study for efzofitimod in pulmonary sarcoidosis may not be sufficient to support FDA approval and the FDA may require additional clinical trials which would materially and adversely harm our business.*

The only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids which were approved by the FDA in the 1950s, prior to current regulatory standards. As such, the most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. Accordingly, the FDA has not endorsed a specific primary endpoint nor a specific means for measurement of steroid reduction. In 2022 we initiated the EFZO-FIT study, where we selected steroid reduction as the primary endpoint and measured steroid reduction in multiple ways in an effort to support an approval. In 2025, we announced top-line results from the EFZO-FIT study, including that the study did not meet its primary endpoint of steroid reduction.

Although the study did not meet its primary endpoint, we believe the improvements seen across multiple clinically relevant efficacy endpoints indicate drug activity for efzofitimod. Based on these trial findings, we held a Type C meeting with the FDA in April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. Based on feedback from the FDA, we plan to continue the development of efzofitimod in pulmonary sarcoidosis in a planned Phase 3 study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease utilizing FVC as the primary endpoint of the study and the KSQ-Lung score as the key secondary endpoint. We chose these endpoints based on the FDA’s indication that FVC and KSQ-Lung are direct measures of how patients suffering from pulmonary sarcoidosis function and feel, and we concluded FVC to be a more appropriate primary endpoint at this time pending further content validation work for KSQ-Lung as recommended by the FDA. Additionally, as part of our discussion with the FDA regarding the benefit risk profile for efzofitimod, we plan to increase the frequency of dosing of 5.0 mg/kg efzofitimod or placebo from once every four weeks in past trials to once every three weeks in this next trial. This planned Phase 3 study and any potential need for any additional clinical trials for efzofitimod in pulmonary sarcoidosis, will require a significant amount of additional time and resources to support approval. In addition, it will require us to obtain additional capital through equity offerings or partnering to conduct such studies.

The FDA views the EFZO-FIT study as a failed study due to the fact that the study did not meet its primary endpoint and indicated that results from the EFZO-FIT study will not be useful in establishing effectiveness for efzofitimod in pulmonary sarcoidosis. The FDA highlighted the risk of proceeding with a larger study in a more limited patient population with a higher unstudied dose and expressed concerns regarding patient safety, which may not be mitigated in part or at all by our planned risk mitigation strategies, enhanced safety surveillance for the potential development of anti-synthetase syndrome and data safety monitoring committee. The results of our planned Phase 3 study may not ultimately support FDA approval, which would adversely affect our business, prospects, financial condition and results of operations.

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

We may encounter substantial delays and other challenges in our ongoing or planned clinical trials or we may fail to demonstrate safety and efficacy, such as our failure to meet the primary endpoint in the EFZO-FIT study, to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing clinical trials, including our Phase 2 study in systemic sclerosis (SSc, also known as scleroderma) associated-interstitial lung disease (ILD) (SSc-ILD) (the EFZO-CONNECT study), or planned clinical trials, including our planned Phase 3 study for efzofitimod in pulmonary sarcoidosis, will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, we may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our clinical trials. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

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

If the results of our clinical trials are, or are perceived to be, negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation, including as described in this report under the caption “Legal Proceedings”; or experience damage to our reputation. For example, in September 2025, we announced that we did not meet the primary endpoint in the EFZO-FIT study. We held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. In May 2026, we received the official meeting minutes from the FDA. Based on feedback from the FDA, we plan to continue the development of efzofitimod in pulmonary sarcoidosis in a planned Phase 3 study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease. This planned Phase 3 study and any potential need for any additional clinical trials for efzofitimod in pulmonary sarcoidosis, will require a significant amount of additional time and resources to support approval. In addition, it will require us to obtain additional capital through equity offerings or partnering to conduct such studies.

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

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates, including efzofitimod, or experience significant delays in doing so, our business will be materially harmed.*

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family, including conducting preclinical studies and clinical trials. We have not yet successfully completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA, including the EFZO-FIT study, which we announced in September 2025 did not meet its primary endpoint. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials and larger, pivotal trials, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. For example, we are currently planning to continue development of efzotifimod in pulmonary sarcoidosis in a planned Phase 3 study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 160,000 patients in the United States, with approximately 90,000 suffering from moderate to severe disease. Of that population, however, we estimate that approximately 38,000 experience restrictive lung disease such that our targeted patient population for our planned Phase 3 study is significantly smaller. The eligibility criteria for any of our clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Additionally, we are conducting the EFZO-CONNECT study in patients with SSc-ILD, where it is estimated that approximately 60,000 people in the United States have SSc-ILD. In addition to the limited potential patient population, the eligibility criteria may further limit the pool of available participants in the EFZO-CONNECT study. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons.

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

We have previously conducted and we or our third-party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third-party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, Kyorin, conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and has conducted and funded the Japan portion of the EFZO-FIT study. We conducted the EFZO-FIT study with a total of 268 subjects in centers in the United States, Europe, Brazil, and Japan. We plan to conduct our planned Phase 3 study for efzofitimod in pulmonary sarcoidosis globally as well.

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
•
Further, the integrity of data from any clinical trials conducted outside of the United States may not be acceptable to the FDA.

We may face CDMO manufacturing stoppages and other CDMO challenges associated with the clinical or commercial manufacture of our product candidates or regulatory activities required for a biologics license application (BLA) submission.*

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our CDMOs for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or use in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices (cGMPs). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of our CDMOs and other CROs must pass a pre-approval inspection for compliance with applicable regulations as a condition of regulatory approval of our product candidates. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. If anything were to prevent the FDA or other regulatory authorities from conducting their regular inspections, it could impact the ability of our CDMOs to provide us with product for clinical trials.

The regulatory authorities also may, at any time following approval of a product for sale, audit the facilities in which the product is manufactured. If any such inspection or audit of our facilities or those of our CDMOs and CROs identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independently of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. For example, in March 2026, the FDA issued our current CDMO a Notice of Inspectional Observations (commonly referred to as a Form 483), which requires our CDMO to address the observations in such notice to the FDA's satisfaction. Our CDMO may not address those observations in a timely manner or at all, and any of our CDMOs may receive a similar notice in the future. Any remedial measures imposed upon us or third parties with whom we contract as a result of inspections or audits could materially harm our business.

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

For example, we engaged an additional CDMO to manufacture efzofitimod and completed a technology transfer and validation process before the CDMO was able to produce additional bulk drug substance. Even if we successfully complete technology transfers and validation processes with third-party manufacturers, we may still experience manufacturing setbacks. For example, during 2024, we initiated preparatory work with the additional CDMO engaged to manufacture efzofitimod on three process performance qualification drug substance batches that will be required as part of our potential BLA submission for efzofitimod. During the first quarter of 2025, the first upstream batch did not meet process performance qualification specifications, and was replaced by the CDMO. During the third quarter of 2025, we initiated and successfully completed the required three process performance qualification batches. The drug substance material generated from these batches has been forward processed into drug product. The deviations in the initial drug substance batch were due to operational errors at the CDMO and not related to the underlying process nor the drug substance. In the future, we may experience deviations with this or other CDMOs for any number of reasons, whether due to operational errors or otherwise.

Additionally, we have been informed by our CDMO that it will be relocating the microbial manufacturing site we used to conduct our manufacturing batches. We are currently assessing the impact of this transition, including potentially conducting future manufacturing batches with this CDMO at a different site, or with a new CDMO. We believe we have sufficient drug product supply for all planned clinical studies, which includes our planned Phase 3 study for efzofitimod in pulmonary sarcoidosis. However, we expect our commercial supply planning and funding needs may be significantly impacted by the transition to the CDMO's other site, or by transitioning to a new CDMO for commercial supply purposes. We rely on the manufacturers of our product candidates (and will rely on manufacturers of our products, if approved) to purchase from third-party suppliers the materials necessary to produce the pharmaceutical ingredients, including finished drug product, for our nonclinical and clinical studies. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, the U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our product candidates and/or increase the costs to our CDMO and the expense to us to produce our product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. Any additional adverse developments, changes in legislation or other economic policy changes affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates, the timing of our potential BLA submission for efzofitimod and could require significant additional funding. We may also have to write off inventory, incur other charges and expenses for supply of drug substance and drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

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

Although we have obtained orphan drug designation for efzofitimod for the treatment of sarcoidosis and systemic sclerosis in the United States and for the treatment of sarcoidosis in the European Union (EU) and in Japan, we may not receive orphan drug designation for efzofitimod in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.*

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2022 and SSc in April 2022. The European Commission, on the basis of the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2023 and for the treatment of SSc in June 2023. In Japan, the Pharmaceutical and Medical Devices Agency (PMDA) granted efzofitimod orphan drug designation for the treatment of sarcoidosis to Kyorin in August 2023. We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States and the EU.

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

Because our work represents a new therapeutic approach, developing and commercializing our product candidates, including efzofitimod, subjects us to a number of challenges, including:

•
defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval, including with respect to our planned Phase 3 study for efzofitimod in pulmonary sarcoidosis and the EFZO-CONNECT study, and prioritization of outcome measurements that would best support the evaluation of efzofitimod’s efficacy;
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

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates, or safety, tolerability or toxicity issues that may occur in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For instance, as part of our discussion with the FDA regarding the benefit risk profile for efzofitimod, we plan to increase the frequency of dosing of 5.0 mg/kg efzofitimod or placebo from once every four weeks in past trials to once every three weeks in the next trial. Although we plan to include additional risk mitigation strategies, enhanced safety surveillance for the potential development of anti-synthetase syndrome and a data safety monitoring committee, these may not mitigate some or all of the safety risks. Generalized infusion related reactions (IRRs) and other complications or side effects could harm further development and/or commercialization of our product candidates, including efzofitimod. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure you that these or other risks will not occur in any clinical trials for our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risks related to our reliance on third parties

We have depended and may again in the future depend on collaborations with third parties for the development and commercialization of certain of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.*

We have entered into, and may continue to enter into, research collaborations for the research and development of specified product candidates. Our sole source of revenue depends upon the performance by these collaborators of their responsibilities under these arrangements. The development efforts of our collaborators are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

Our collaborators may breach or terminate their agreements with us, including termination without cause, subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development of product candidates. For example, on May 12, 2026, we received notice of termination of the Kyorin Agreement with Kyorin. As a result of the termination of the Kyorin Agreement, we will not be entitled to receive any further milestone or other payments, including $155.0 million in the aggregate that would have been due upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Both parties will also cease to have any development or commercialization obligations after the Termination Date and the licenses we granted to Kyorin pursuant to the Kyorin Agreement will cease to be in effect after the Termination Date. Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of interstitial lung disease will revert to us. Consequently, we will hold the rights to develop and commercialize efzofitimod globally. In addition, if we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

Risks related to our business operations

We may use our financial and human resources to pursue a particular business strategy, research program or product candidate and fail to capitalize on strategies, programs or product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into preclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based upon analyses from independent consultants that we have engaged and our own modeling, we estimate that there is a $2-5 billion market opportunity in pulmonary sarcoidosis and SSc-ILD. We estimate the target patient population for pulmonary sarcoidosis is approximately 38,000 restrictive lung disease patients, and approximately 24,000 mixed / diffusion-limited lung disease patients. We estimate the target patient population for Ssc-ILD is 60,000 patients. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

We have been, and could be in the future, subject to securities class action litigation.*

Securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because pharmaceutical companies, including our company, have experienced significant stock price volatility. As described in this report under the caption “Legal Proceedings,” we, our chief executive officer and our chief financial officer are subject to securities class action complaints that were filed in October 2025. If we are not successful in the defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if we are successful in the defense of these claims, such litigation has resulted, and could result in the future, in substantial costs and diversion of our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g. wiretapping laws). Numerous U.S. states have enacted comprehensive information privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines for intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data Processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the CPRA expanded the CCPA’s requirements and established a regulatory agency to implement and enforce the law. Other states have also passed or are considering comprehensive privacy laws, with actions also being considered at the federal and local levels, and we expect more states to pass similar laws in the future. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data Processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data Processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties with whom we work.

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

Unfavorable macroeconomic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused volatility and disruptions in the capital and credit markets. In addition, due to general political and economic conditions, including global geopolitical tension, armed conflicts, including the ongoing Ukraine-Russia conflict and conflicts in the Middle East, increasing tensions between the U.S. and China, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, tariffs and trade tensions, the recent and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, higher interest rates and financial and credit market fluctuations, volatility in the capital markets, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, inflation and uncertainty about economic stability. Further, due to the escalation of the ongoing conflict involving the U.S. and Iran, the closure and risk of further closures of the Strait of Hormuz have imposed significant constraints on global oil and energy transportation and production. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy and rapid changes in U.S. or foreign trade policy (such as the imposition of tariffs and trade barriers) could also strain our CDMOs and CROs, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (sometimes referred to as TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process, amend existing or enact new healthcare laws, and make changes to the Medicare Drug Price Negotiation Program We cannot predict what additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, in order to distribute products commercially, we will need to comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in an applicable state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also require pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales and medical representatives.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2025 through May 11, 2026 the closing price of our common stock has ranged between $0.65 and $6.61 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of May 11, 2026 based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 28.0% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates will have the ability to influence us through their ownership positions and may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program. We did not utilize the ATM Offering Program during the three months ended March 31, 2026.

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

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.*

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. On December 4, 2025, we received a deficiency notice (the Notice) from the listing qualifications staff (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that, for the last 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). The Notice had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until June 2, 2026 (the Compliance Date) to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date. If our common stock does not achieve compliance by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance. To qualify for the second compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible for the second compliance period, and we do not regain compliance by the Compliance Date, the Staff will provide written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

Termination of Material Definitive Agreement

On May 12, 2026, we received notice of termination of the Kyorin Agreement with Kyorin. Kyorin elected to terminate the Kyorin Agreement without cause in accordance with the terms of the Kyorin Agreement, and the termination will become effective 90 days after the date of receipt of the notice of termination (the Termination Date). Under the terms of the Kyorin Agreement, Kyorin received exclusive rights to develop and commercialize efzofitimod in Japan for all forms of interstitial lung disease (ILD) and is obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan until the Termination Date. We are responsible for supplying all drug product for Japan, as well as supporting development activities for efzofitimod, until the Termination Date. We received aggregate consideration of $20.0 million from Kyorin in upfront and milestone payments, as well as reimbursement of certain research and development costs and costs for supply of efzofitimod to Kyorin. As a result of the termination of the Kyorin Agreement, we will not be entitled to receive any further milestone or other payments, including $155.0 million in the aggregate that would have been due upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. Both parties will also cease to have any development or commercialization obligations after the Termination Date and the licenses we granted to Kyorin pursuant to the Kyorin Agreement will cease to be in effect after the Termination Date. Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of ILD will revert to us. Consequently, we will hold the rights to develop and commercialize efzofitimod globally. The foregoing description of the Kyorin Agreement is only a summary of the material terms thereof, does not purport to be complete and is subject to, and qualified in entirety by, the full text of the Kyorin Agreement, which we filed as Exhibit 10.21 in its Registration Statement on Form S-1 (File No. 333-235951), as amended, filed with the SEC on February 3, 2020, and is incorporated into this paragraph by reference.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Rebalancing of the Board of Directors

In order to achieve a more equal balance of membership among the three classes of directors on our Board of Directors (the Board), the Board determined that one of its members should be reclassified from Class II (with a term expiring at our 2029 Annual Meeting of Stockholders) to Class I (with a term expiring at our 2028 Annual Meeting of Stockholders).

Accordingly, on May 11, 2026, Timothy P. Coughlin agreed to resign from the Board and his position as a Class II director subject to, and contingent upon, his immediate reappointment as a Class I director. Effective immediately following Mr. Coughlin’s resignation, the Board reappointed him as a Class I director. The resignation and reappointment of Mr. Coughlin was effected solely to rebalance the classes of directors on the Board and, for all other purposes, including the vesting and settlement of any outstanding equity awards and any other compensation to which Mr. Coughlin is entitled to as a non-employee director, Mr. Coughlin’s service on the Board is deemed to have continued uninterrupted. Mr. Coughlin will continue to serve as Chair of the Board and as a member of the Audit Committee of the Board. On May 11, 2026, the Board approved a decrease in the size of the Board from seven to six directors in accordance with our Amended and Restated Bylaws and Restated Certificate of Incorporation, as amended, to become effective upon the previously announced resignation of Paul Schimmel from the Board.

Amendment to 2015 Stock Option and Incentive Plan, as amended

As reported under the caption “Submission of Matters to a Vote of Security Holders” below, at our 2026 Annual Meeting of Stockholders held on May 11, 2026 (the Annual Meeting), our stockholders, upon the recommendation of the Board, approved an amendment to our 2015 Stock Option and Incentive Plan, as amended (the 2015 Stock Plan), to increase the maximum number of shares of common stock reserved and available for issuance by 4,000,000 to 19,725,101. The amendment to the 2015 Stock Plan also, among other things, extends the term under which incentive stock options may be granted until February 20, 2036.

A summary of the 2015 Stock Plan, as amended, is set forth in our definitive proxy statement filed with the Securities and Exchange Commission on March 26, 2026 (the Proxy Statement). The summary and the foregoing description of the 2015 Stock Plan, as amended, do not purport to be complete and are qualified in their entirety by reference to the full text of the 2015 Stock Plan, as amended, a copy of which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

At the Annual Meeting, our stockholders approved, upon the recommendation of the Board, a proposal to amend our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 170,000,000 to 340,000,000 shares (the Authorized Share Proposal).

On May 11, 2026, following stockholder approval of the Authorized Share Proposal at the Annual Meeting, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Restated Certificate of Incorporation (the Charter Amendment) to increase the authorized number of shares of common stock from 170,000,000 to 340,000,000 shares.

A summary of the Charter Amendment is set forth in the Proxy Statement. That summary and the foregoing description of the Charter Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Charter Amendment, a copy of which is filed herewith as Exhibit 3.7 to this Quarterly Report on Form 10-Q.

Submission of Matters to a Vote of Security Holders.

The following proposals were submitted to our stockholders at the Annual Meeting:

(1) The election of three Class II directors, as nominated by the Board, to hold office until the 2029 annual meeting of stockholders or until their successors are duly elected and qualified;

(2) The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for its fiscal year ending December 31, 2026;

(3) The approval, on an advisory basis, of the compensation of our named executive officers as disclosed in the Proxy Statement;

(4) The approval of an amendment to the 2015 Stock Plan; and

(5) The approval of the Charter Amendment to increase the number of authorized shares of common stock from 170,000,000 to 340,000,000 shares.

The number of shares of common stock entitled to vote at the Annual Meeting was 98,051,212. The number of shares of common stock present or represented by valid proxy at the Annual Meeting was 63,380,506. All matters submitted to a vote of our stockholders at the Annual Meeting were approved and all director nominees were elected.

The number of votes cast for and against and the number of votes withheld, abstentions and broker non-votes, as applicable, with respect to each matter voted upon at the Annual Meeting are set forth below. Voting results are, when applicable, reported by rounding fractional share voting down to the nearest round number.

Proposal 1 – Election of Class II Directors.

Director Nominee	Votes For	Withhold	Broker Non-Vote
Eric Benevich	39,127,782	458,635	23,794,089
Timothy P. Coughlin	39,129,513	456,904	23,794,089
Jane A. Gross, Ph.D.	38,575,400	1,031,017	23,774,089

Proposal 2 – Ratification of the appointment of Ernst and Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2026.

Votes For	Votes Against	Abstain	Broker Non-Vote
62,318,013	719,351	343,142	—

Proposal 3 – Approval, on an advisory basis, of the compensation of our named executive officers as disclosed in the Proxy Statement.

Votes For	Votes Against	Abstain	Broker Non-Vote
38,508,490	965,267	132,660	23,774,089

Proposal 4 – Approval of an amendment to the 2015 Stock Plan.

Votes For	Votes Against	Abstain	Broker Non-Vote
38,001,112	1,482,938	121,867	23,774,589

Proposal 5 – Approval of the Charter Amendment to increase the number of authorized shares of common stock from 170,000,000 to 340,000,000 shares.

Votes For	Votes Against	Abstain	Broker Non-Vote
57,341,649	5,876,079	162,778	—

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	—	—	—	Filed herewith
3.8	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
10.1	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: May 15, 2026	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)