Form 10-Q
period 2026-06-30
aTYR PHARMA INC
filed 2026-08-07
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, there were 98,087,425 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,160	$10,743
Available-for-sale investments	41,258	67,944
Other receivables	426	873
Prepaid expenses	518	677
Total current assets	58,362	80,237
Restricted cash	1,495	2,235
Property and equipment, net	4,127	4,263
Operating lease, right-of-use assets	5,353	5,524
Financing lease, right-of-use assets	298	596
Other assets	190	148
Total assets	$69,825	$93,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,242	$3,891
Accrued expenses	6,690	9,791
Current portion of operating lease liability	946	836
Current portion of financing lease liability	518	630
Total current liabilities	11,396	15,148
Long-term operating lease liability, net of current portion	9,799	10,308
Long-term financing lease liability, net of current portion	36	259
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of June 30, 2026 (unaudited) and December 31, 2025, respectively; no shares issued or outstanding as of June 30, 2026 (unaudited) and December 31, 2025	—	—
Common stock, $0.001 par value per share; 340,000,000 and 170,000,000 authorized shares as of June 30, 2026 (unaudited) and December 31, 2025, respectively; 98,087,425 and 98,031,014 issued and outstanding shares as of June 30, 2026 (unaudited) and December 31, 2025, respectively	98	98
Additional paid-in capital	676,022	673,554
Accumulated other comprehensive loss	(68)	(8)
Accumulated deficit	(627,264)	(606,164)
Total aTyr Pharma, Inc. stockholders’ equity	48,788	67,480
Noncontrolling interest in Pangu BioPharma Limited	(194)	(192)
Total stockholders’ equity	48,594	67,288
Total liabilities and stockholders’ equity	$69,825	$93,003

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)
Operating expenses:
Research and development	$6,748	$15,384	14,065	27,198
General and administrative	4,133	4,929	8,252	8,888
Total operating expenses	10,881	20,313	22,317	36,086
Loss from operations	(10,881)	(20,313)	(22,317)	(36,086)
Total other income (expense), net	571	781	1,215	1,673
Consolidated net loss	(10,310)	(19,532)	(21,102)	(34,413)
Net loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1	2	2
Net loss attributable to aTyr Pharma, Inc.	$(10,309)	$(19,531)	$(21,100)	$(34,411)
Net loss per share, basic and diluted	$(0.11)	$(0.22)	$(0.22)	$(0.39)
Shares used in computing net loss per share, basic and diluted	98,069,915	90,120,235	98,056,949	88,312,722

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)
Consolidated net loss	$(10,310)	$(19,532)	$(21,102)	$(34,413)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	2	(9)	(60)	(35)
Comprehensive loss	(10,308)	(19,541)	$(21,162)	$(34,448)
Comprehensive loss attributable to noncontrolling interest in Pangu BioPharma Limited	1	1	2	2
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(10,307)	$(19,540)	$(21,160)	$(34,446)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Six Months Ended June 30, 2026 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2025	98,031,104	$98	$673,554	$(8)	$(606,164)	$(192)	$67,288
Issuance of common stock upon release of restricted stock units	20,108	—	—	—	—	—	—
Stock-based compensation	—	—	1,307	—	—	—	1,307
Net unrealized loss on investments, net of tax	—	—	—	(62)	—	—	(62)
Net loss	—	—	—	—	(10,791)	(1)	(10,792)
Balance as of March 31, 2026	98,051,212	98	674,861	(70)	(616,955)	(193)	57,741
Issuance of common stock pursuant to employee stock purchase plan	36,213	—	16	—	—	—	16
Stock-based compensation	—	—	1,145	—	—	—	1,145
Net unrealized gain on investments, net of tax	—	—	—	2	—	—	2
Net loss	—	—	—	—	(10,309)	(1)	(10,310)
Balance as of June 30, 2026	98,087,425	$98	$676,022	$(68)	$(627,264)	$(194)	$48,594

	Six Months Ended June 30, 2025 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2024	84,038,922	$84	$602,021	$(40)	$(532,046)	$(187)	$69,832
Issuance of common stock upon release of restricted stock units	21,108	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	900	—	2	—	—	—	2
Issuance of common stock from at-the-market offerings, net of offering costs	4,941,895	5	18,752	—	—	—	18,757
Stock-based compensation	—	—	1,178	—	—	—	1,178
Net unrealized loss on investments, net of tax	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	(14,880)	(1)	(14,881)
Balance as of March 31, 2025	89,002,825	89	621,953	(66)	(546,926)	(188)	74,862
Issuance of common stock upon exercise of stock options	7,520	—	17	—	—	—	17
Issuance of common stock pursuant to employee stock purchase plan	31,007	—	79	—	—	—	79
Issuance of common stock from at-the-market offerings, net of offering costs	3,829,830	4	17,930	—	—	—	17,934
Stock-based compensation	—	—	1,305	—	—	—	1,305
Net unrealized loss on investments, net of tax	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(19,531)	(1)	(19,532)
Balance as of June 30, 2025	92,871,182	$93	$641,284	$(75)	$(566,457)	$(189)	$74,656

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(21,102)	$(34,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	333
Stock-based compensation	2,452	2,483
Accretion of discount of available-for-sale investment securities	(401)	(981)
Amortization of right-of-use assets	469	437
Gain on financing lease bargain purchase option	(48)	—
Changes in operating assets and liabilities:
Other receivables	455	1,238
Prepaid expenses and other assets	109	1,445
Accounts payable and accrued expenses	(3,733)	485
Operating lease liability	(399)	(341)
Net cash used in operating activities	(21,868)	(29,314)
Cash flows from investing activities:
Purchases of property and equipment	(211)	(9)
Purchases of available-for-sale investment securities	(13,846)	(41,260)
Maturities of available-for-sale investment securities	40,873	40,150
Net cash provided by (used in) investing activities	26,816	(1,119)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	19
Proceeds from issuance of common stock through employee stock purchase plan	16	79
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	—	36,691
Principal paid on finance lease liabilities	(287)	(264)
Net cash (used in) provided by financing activities	(271)	36,525
Net change in cash, cash equivalents and restricted cash	4,677	6,092
Cash, cash equivalents and restricted cash at beginning of period	12,978	14,006
Cash, cash equivalents and restricted cash at the end of period	$17,655	$20,098

Cash and cash equivalents at the end of period	$16,160	$17,220
Restricted cash at the end of period	1,495	2,878
Cash, cash equivalents and restricted cash at the end of period	$17,655	$20,098

Supplemental disclosure of cash flow information:
Interest paid	$30	$53
Purchases of property and equipment in accounts payable	$—	$17

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

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $10.3 million and $21.1 million for the three and six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $627.3 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). We did not utilize the Jefferies ATM Offering Program during the three and six months ended June 30, 2026.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. However, we may be unable to raise additional capital or enter into such arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $58.9 million as of June 30, 2026 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Restricted Cash

As of June 30, 2026, restricted cash was approximately $1.5 million, which was held as a security deposit in conjunction with our corporate headquarters facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Six Months Ended June 30,
	2026	2025
Common stock options and restricted stock units	13,976,293	9,734,321
Employee stock purchase plan	38,241	46,883
Total	14,014,534	9,781,204

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
Efzofitimod expenses	$2,106	$12,290	5,641	21,094
Preclinical development and other shared research and development expenses	4,230	2,623	7,585	5,184
Non-cash expenses (depreciation and stock-based compensation)	412	471	839	920
Total research and development expenses	6,748	15,384	14,065	27,198

General and administrative expenses:
Other general and administrative expenses	3,232	3,928	6,307	6,992
Non-cash expenses (depreciation and stock-based compensation)	901	1,001	1,945	1,896
Total general and administrative expenses	4,133	4,929	8,252	8,888

Other segment items (1)	571	781	1,215	1,673

Consolidated net loss	$(10,310)	$(19,532)	$(21,102)	$(34,413)

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2026
Assets:
Current:
Cash equivalents	$14,253	$14,253	$—	$—
Available-for-sale investments:
Commercial paper	19,312	—	19,312	—
Corporate debt securities	16,938	—	16,938	—
Municipal bonds	5,008	—	5,008	—
Total available-for-sale investments	41,258	—	41,258	—
Total assets measured at fair value	$55,511	$14,253	$41,258	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025
Assets:
Current:
Cash equivalents	$7,916	$7,916	$—	$—
Available-for-sale investments:
Commercial paper	33,626	—	33,626	—
Corporate debt securities	29,281	—	29,281	—
Municipal bonds	5,037	—	5,037	—
Total available-for-sale investments	67,944	—	67,944	—
Total assets measured at fair value	$75,860	$7,916	$67,944	$—

As of June 30, 2026 and December 31, 2025, available-for-sale investments are detailed as follows (in thousands):

		June 30, 2026
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$19,319	$—	$(7)	$19,312
Corporate debt securities	Within 1 year	16,945	—	(7)	16,938
Municipal bonds	Within 1 year	5,012	—	(4)	5,008
		$41,276	$—	$(18)	$41,258

		December 31, 2025
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$33,602	$24	$—	$33,626
Corporate debt securities	Within 1 year	29,269	17	(5)	29,281
Municipal bonds	Within 1 year	5,031	6	—	5,037
		$67,902	$47	$(5)	$67,944

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2026.

As of June 30, 2026, all available-for-sale investments had a variety of effective maturity dates of less than one year. As of June 30, 2026, 12 out of 13 available-for-sale investments were in a gross unrealized loss position, all of which have held this status for less than one year.

As of June 30, 2026 and December 31, 2025, accrued interest receivable on available-for-sale investments was $0.4 million for each period.

3. License, Collaboration and Other Agreements

Kyorin Pharmaceutical Co., Ltd.

In January 2020, we entered into a collaboration and license agreement (Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) for the development and commercialization of efzofitimod for the treatment of interstitial lung disease (ILD) in Japan. Under the Kyorin Agreement, Kyorin received an exclusive right to develop and commercialize efzofitimod in Japan for all forms of ILD, and was obligated to fund all research, development, regulatory, marketing and commercialization activities in Japan.

On May 12, 2026, we received notice of termination of the Kyorin Agreement with Kyorin. Kyorin elected to terminate the Kyorin Agreement without cause in accordance with the terms of the Kyorin Agreement, and the termination became effective on July 30, 2026 (the Termination Date). Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of ILD have reverted to us. Consequently, we hold the rights to develop and commercialize efzofitimod globally.

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2026.

Future minimum payments under the facility lease and a reconciliation to the operating lease liability as of June 30, 2026 were as follows (in thousands):

Operating Leases
2026	$900
2027	1,916
2028	1,975
2029	2,035
2030 and thereafter	7,802
Less: Amount representing interest	(3,883)
Present value of lease payments	10,745
Less: Current portion of operating lease liability	(946)
Long-term operating lease liability, net of current portion	$9,799

For each of the three months ended June 30, 2026 and 2025, we recorded an operating lease expense of $0.4 million. For each of the six months ended June 30, 2026 and 2025, we recorded an operating lease expense of $0.8 million. As of June 30, 2026, the weighted-average remaining lease term was 7.1 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement. Under this master agreement, we entered into various financing lease agreements from July 2022 through November 2023 to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of June 30, 2026 were as follows (in thousands):

Financing Leases
2026	$312
2027	264
Less: Amount representing interest	(22)
Present value of lease payments	554
Less: Current portion of financing lease liability	(518)
Long-term financing lease liability, net of current portion	$36

As of June 30, 2026, the weighted-average remaining lease term was 0.8 years and the weighted-average discount rate was 8.4%. As of June 30, 2026, we have a $0.8 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

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

The Amended Consolidated Complaint is based on the same underlying allegations as the original complaints, asserts the same claims and seeks the same relief, and adds our Chief Financial Officer, Jill M. Broadfoot, as a defendant. On July 17, 2026, we moved to dismiss the Amended Consolidated Compliant. Under the current schedule, any opposition to a motion to dismiss is due August 28, 2026, with any reply due September 28, 2026.

We make provisions for liabilities when they are both probable that a liability has been incurred and the amount can be reasonably estimated. No such liability has been recorded related to this matter. With regard to legal fees, such as attorney fees related to this matter or any other legal matters, we recognize such costs as incurred.

5. Stockholders’ Equity

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program. We did not utilize the Jefferies ATM Offering Program during the six months ended June 30, 2026.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

June 30, 2026
Common stock options and restricted stock units	13,976,293
Shares available under the 2015 equity incentive plan	6,164,361
Shares available under the 2022 inducement plan	167,675
Shares available under the employee stock purchase plan	537,999
20,846,328

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2026:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	9,591,504	$3.82
Granted	4,274,091	$0.73
Canceled/forfeited/expired	(296,519)	$8.00
Outstanding as of June 30, 2026	13,569,076	$2.75

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.50	5.50 – 6.00	5.50 – 6.08	5.50 – 6.08
Risk-free interest rate	4.2%	3.9% – 4.1%	3.7% – 4.2%	3.9% – 4.5%
Expected volatility	107.5%	76.9% – 77.5%	105.5% – 107.5%	75.9% – 77.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the six months ended June 30, 2026:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	20,108	$5.52
Granted	446,940	$0.71
Released	(20,108)	$5.52
Cancelled	(39,723)	$0.71
Balance as of June 30, 2026	407,217	$0.71

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$264	$325	$547	$629
General and administrative	881	980	1,905	1,854
Total stock-based compensation expense	$1,145	$1,305	$2,452	$2,483

6. Subsequent Events

On August 7, 2026, our board of directors approved the implementation of a corporate restructuring and program prioritization plan (the Restructuring Plan) to streamline our operations, and conserve capital prior to the potential initiation of a new Phase 3 study of efzofitimod in pulmonary sarcoidosis (the Planned Phase 3 Study). In connection with the Restructuring Plan, we committed to a reduction in our total workforce by approximately 60% to 20 full-time employees. We began notifying affected employees on August 7, 2026. We estimate that we will record charges of approximately $4.2 million for employee severance, employee health benefit obligations and other related termination benefits. Severance payments are expected to be paid in full between August 2026 and September 2027. The charges that we expect to incur in connection with, or as a result of, the Restructuring Plan, are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring Plan.

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

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to those set forth under “Risk Factors” under Part II, Item 1A, and elsewhere in this Quarterly Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

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

Based on feedback from the FDA, we plan to continue the development of efzofitimod in pulmonary sarcoidosis in a new Phase 3 study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease utilizing FVC as the primary endpoint of the study and the KSQ-Lung score as the key secondary endpoint (the Planned Phase 3 Study). We chose these endpoints based on the FDA’s indication that FVC and KSQ-Lung are direct measures of how patients suffering from pulmonary sarcoidosis function and feel, and we concluded FVC to be a more appropriate primary endpoint at this time pending further content validation work for KSQ-Lung as recommended by the FDA. We determined the patient population for the Planned Phase 3 Study, those with restrictive lung disease, based on data from the EFZO-FIT study which included 44 patients with restrictive lung disease (defined as FVC percent predicted ≤ 80%) and showed a difference of 124 ml in change from baseline in FVC between restrictive patients treated with 5.0 mg/kg efzofitimod and placebo.

As part of our discussion with the FDA regarding the benefit risk profile for efzofitimod, we plan to increase the frequency of dosing of 5.0 mg/kg efzofitimod or placebo from once every four weeks in past trials to once every three weeks in the Planned Phase 3 Study. We are choosing the dosing regimen based on the FDA’s acknowledgment of its reasonableness from a clinical pharmacology perspective, subject to inclusion of adequate safety monitoring and risk mitigation procedures. We plan to include additional risk mitigation strategies, enhanced safety surveillance for the potential development of anti-synthetase syndrome and a data safety monitoring committee.

The Planned Phase 3 Study is expected to be a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of efzofitimod in patients with moderate to severe pulmonary sarcoidosis. The Planned Phase 3 Study is a 54-week study and will consist of two parallel cohorts randomized equally to either 5.0 mg/kg efzofitimod or placebo dosed intravenously once every 3 weeks for a total of 17 doses. The Planned Phase 3 Study is intended to enroll up to approximately 372 patients with symptomatic pulmonary sarcoidosis with restrictive lung disease who are receiving a stable dose of ≤ 5.0 mg daily oral corticosteroid and/or a background immunosuppressant. All background treatment will remain stable throughout the duration of the Planned Phase 3 Study. The primary endpoint of the Planned Phase 3 Study will be change from baseline in FVC at week 48 and the key secondary endpoint will be change from baseline in the KSQ-Lung score at week 48.

Our Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intended to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an open-label extension (OLE) to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. In June 2025, we announced interim data from the study showing three out of four efzofitimod-treated diffuse SSc-ILD patients showed clinically important improvement based on the modified Rodnan Skin Score (mRSS) assessment at 12 weeks and that efzofitimod was generally well-tolerated at all doses. We have completed enrollment of the study with 23 patients. Topline data are anticipated in the first quarter of 2027.

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

tRNA Synthetase Candidates

Utilizing our novel approach, we have identified target receptors for domains of certain additional tRNA synthetases, gaining insights into their potential biological activity in immunology and fibrosis. These fragments form the basis of our additional pipeline candidates. We plan to further elucidate the therapeutic potential of these candidates through mechanistic investigations, including in vitro and in vivo preclinical studies.

ATYR0101

ATYR0101 is a fusion protein derived from a domain of aspartyl-tRNA synthetase (DARS) that is engineered with a human Fc region to extend its serum half-life. The molecule possesses a unique mechanism of action focused on the selective elimination of activated myofibroblasts, which are the primary cellular drivers of pathological extracellular matrix (ECM) deposition in fibrotic diseases. ATYR0101 specifically targets Latent TGF-β Binding Protein-1 (LTBP-1) within the ECM, binding to a region that encompasses the fibrillin-1 binding domain at the C-terminus. LTBP-1 serves a dual role in matrix architecture by organizing structural proteins and modulating the signaling of Transforming Growth Factor-beta (TGF-β) through a complex mechanosensory apparatus. Early data suggest ATYR0101 exerts its antifibrotic effects by inducing apoptosis of myofibroblasts in a TGFβ dependent manner. We believe ATYR0101 may have broad therapeutic applications in multiple fibrotic diseases, such as pulmonary fibrosis, SSc, liver fibrosis and kidney fibrosis. We have initiated IND-enabling activities for ATYR0101.

Corporate Restructuring and Program Prioritization

On August 7, 2026, our board of directors approved the implementation of a corporate restructuring and program prioritization plan (the Restructuring Plan) to streamline our operations, and conserve capital prior to the potential initiation of the Planned Phase 3 Study. We submitted a protocol to our existing investigational new drug (IND) application for the Planned Phase 3 Study to the FDA in June 2026, and we await comments from the FDA on the protocol by the end of August 2026. To conduct the Planned Phase 3 Study, in addition to implementing the Restructuring Plan, we will need to obtain additional capital through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements.

In connection with the Restructuring Plan, we committed to a reduction in our total workforce by approximately 60% to 20 full-time employees, and we estimate that the Restructuring Plan will reduce annualized operating expenses by approximately $13 million, beginning in the fourth quarter of 2026. We began notifying affected employees on August 7, 2026 and expect the Restructuring Plan to be substantially completed in the second half of 2026. We estimate that we will record charges of approximately $4.2 million for employee severance, employee health benefit obligations and other related termination benefits. Severance payments are expected to be paid in full between August 2026 and September 2027, and we expect to incur the charges in the third quarter of 2026. The charges that we expect to incur in connection with, or as a result of, the Restructuring Plan, are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring Plan.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2026, we had an accumulated deficit of $627.3 million, and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2026, we had cash, cash equivalents, restricted cash and available-for-sale investments of $58.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs, including the completion of the Planned Phase 3 Study for efzofitimod in pulmonary sarcoidosis, will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors—Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through June 30, 2026, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues. In recent years, we have relied primarily on our “at-the-market” offering program (the Jefferies ATM Offering Program) implemented through our Open Market Sale

AgreementSM with Jefferies LLC (Jefferies) for financing our activities. Given ongoing volatility in capital markets generally, the price of our common stock has fluctuated materially since the start of 2025 and, since the announcement of top-line data from the EFZO-FIT study particularly, we have experienced a material decline in our stock price. If markets remain volatile or our stock price continues to remain depressed, this may negatively affect our ability to generate cash from financing activities in future periods, including negatively affecting our ability to generate sufficient funds through our Jefferies ATM Offering Program.

At-the-Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program. We did not utilize the Jefferies ATM Offering Program during the six months ended June 30, 2026.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(21,868)	$(29,314)
Investing activities	26,816	(1,119)
Financing activities	(271)	36,525
Net change in cash, cash equivalents and restricted cash	$4,677	$6,092

Operating activities. Net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $21.9 million and $29.3 million, respectively. The net cash used during the six months ended June 30, 2026 was primarily attributable to discovery costs for our preclinical product candidates and for efzofitimod development, which includes certain close-out costs relating to the EFZO-FIT study as well as ongoing costs for the EFZO-CONNECT study. The net cash used during the six months ended June 30, 2025 was primarily for efzofitimod development, including pre-commercialization activities and manufacturing costs incurred prior to the announcement of top-line data from the EFZO-FIT study. We expect cash used in operating activities will fluctuate and be dependent upon our ability to obtain additional capital through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements to enable us to conduct the Planned Phase 3 Study for efzofitimod in pulmonary sarcoidosis.

Investing activities. Net cash provided by (used in) investing activities for the six months ended June 30, 2026 and 2025 was $26.8 million and $(1.1) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash (used in) provided by financing activities for the six months ended June 30, 2026 and 2025 was $(0.3) million and $36.5 million, respectively. Net cash used in financing activities for the six months ended June 30, 2026 primarily consisted of principal payments on our financing lease agreement. Net cash provided by financing activities for the six months ended June 30, 2025 primarily consisted of $36.7 million in proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs.

Material Cash Requirements

To date, we have not generated any revenues from product sales. Our expenses may increase in connection with the potential advancement of efzofitimod in clinical development, manufacturing, and regulatory activities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have minimal sales and marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors. Refer to Part II, Item 1A, "Risk Factors - Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.” for a discussion of these factors.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. To the extent we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. The incurrence of additional indebtedness would increase our fixed payment obligations and may require us to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be unable to raise additional funds on acceptable terms or at all. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

As of June 30, 2026, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of June 30, 2026.

Financing Lease

In April 2022, we entered into a master financing lease agreement. Under this master agreement, we entered into various financing lease agreements from July 2022 through November 2023 to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $0.6 million as of June 30, 2026. Additionally, as of June 30, 2026, we have $0.8 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of June 30, 2026.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of June 30, 2026. All intercompany transactions and balances are eliminated in consolidation.

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

Product candidates in later stages of clinical development, such as efzofitimod, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We primarily outsource our clinical trial administration to CROs, and we outsource our manufacturing of clinical trial materials to CDMOs. These outsourced expenses are typically substantially higher than the expenses we incur on candidates in earlier stages of development. As such, we separately track and report on the majority of our research and development expenses associated with the advancement of efzofitimod. For our candidates in preclinical development, the nature of the research and development expenses incurred to advance these candidates is primarily internal personnel, laboratory supply expenses and IND-enabling activities. We do not fully track or allocate these internal expenses between preclinical product candidates because the expenses can often be shared between candidates. We also incur other shared expenses to support our research and development efforts such as facilities expenses, and these expenses are not allocated to efzofitimod or our preclinical product candidates. Additionally, non-cash research and development expenses such as depreciation and stock-based compensation are not tracked or allocated between product candidates and are shared among all product candidates.

We anticipate that our research and development expenses will fluctuate and be dependent upon our ability to obtain additional capital through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements to enable us to conduct the Planned Phase 3 Study for efzofitimod in pulmonary sarcoidosis. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Increase /
	2026	2025	(Decrease)
Research and development expenses:
Efzofitimod expenses	$2,106	$12,290	$(10,184)
Preclinical development and other shared research and development expenses	4,230	2,623	1,607
Non-cash expenses (depreciation and stock-based compensation)	412	471	(59)
Total research and development expenses	6,748	15,384	(8,636)

General and administrative expenses:
Other general and administrative expenses	3,232	3,928	(696)
Non-cash expenses (depreciation and stock-based compensation)	901	1,001	(100)
Total general and administrative expenses	4,133	4,929	(796)

Other income (expense), net	571	781	(210)

Research and development expenses. Research and development expenses were $6.7 million and $15.4 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $8.6 million was primarily driven by a reduction in efzofitimod expenses for the EFZO-FIT study since it was completed in September 2025 as well as decreased manufacturing costs due to the timing of certain manufacturing activities being completed. Preclinical development and other shared research and development expenses increased by $1.6 million, and was primarily attributable to increased discovery costs for our preclinical product candidates, including IND-enabling activities for our ATYR0101 preclinical candidate. Non-cash expenses were consistent as compared to the prior year period. We anticipate that our research and development expenses will fluctuate and be dependent upon our ability to obtain additional capital through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements to enable us to conduct the Planned Phase 3 Study for efzofitimod in pulmonary sarcoidosis.

General and administrative expenses. General and administrative expenses were $4.1 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.8 million was attributable to pre-commercialization expenses incurred during the same period in the prior year ahead of the announcement of top-line data from the EFZO-FIT study. Non-cash expenses decreased by $0.1 million primarily due to decreased non-cash stock-based compensation expenses. We anticipate that our general and administrative expenses will decrease in the near term in conjunction with the implementation of our Restructuring Plan.

Other income (expense), net. Other income (expense), net was $0.6 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The change was primarily a result of lower interest rates and lower interest earned on lower cash balances as compared to the same period in the prior year.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Increase /
	2026	2025	(Decrease)
Research and development expenses:
Efzofitimod expenses	5,641	21,094	(15,453)
Preclinical development and other shared research and development expenses	7,585	5,184	2,401
Non-cash expenses (depreciation and stock-based compensation)	839	920	(81)
Total research and development expenses	14,065	27,198	(13,133)

General and administrative expenses:
Other general and administrative expenses	6,307	6,992	(685)
Non-cash expenses (depreciation and stock-based compensation)	1,945	1,896	49
Total general and administrative expenses	8,252	8,888	(636)

Other income (expense), net	1,215	1,673	(458)

Research and development expenses. Research and development expenses were $14.1 million and $27.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $13.1 million was primarily driven by a reduction in efzofitimod expenses for the EFZO-FIT study since it was completed in September 2025 as well as decreased manufacturing costs due to the timing of certain manufacturing activities being completed. Preclinical development and other shared research and development expenses increased by $2.4 million, and was primarily attributable to increased discovery costs for our preclinical product candidates, including IND-enabling activities for our ATYR0101 preclinical candidate. Non-cash expenses were consistent as compared to the prior year period. We anticipate that our research and development expenses will fluctuate and be dependent upon our ability to obtain additional capital through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements to enable us to conduct the Planned Phase 3 Study for efzofitimod in pulmonary sarcoidosis.

General and administrative expenses. General and administrative expenses were $8.3 million and $8.9 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $0.6 million was attributable to pre-commercialization expenses incurred during the same period in the prior year ahead of the announcement of top-line data from the EFZO-FIT study. Non-cash expenses were consistent as compared to prior year period. We anticipate that our general and administrative expenses will decrease in the near term in conjunction with the implementation of our Restructuring Plan.

Other income (expense), net. Other income (expense), net was $1.2 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily a result of lower interest rates and lower interest earned on lower cash balances as compared to the same period in the prior year.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints assert that we and Mr. Shukla violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements related to efzofitimod. The complaints also assert that Mr. Shukla violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified damages, and award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the court may deem just and proper. On February 9, 2026, the court consolidated the two cases and appointed co-lead plaintiffs to oversee the litigation. On May 1, 2026, co-lead plaintiffs filed an Amended Consolidated Complaint. The Amended Consolidated Complaint is based on the same underlying allegations as the original complaints, asserts the same claims and seeks the same relief, and adds our Chief Financial Officer, Jill M. Broadfoot, as a defendant. On July 17, 2026, we moved to dismiss the Amended Consolidated Complaint. Under the current schedule, any opposition to a motion to dismiss is due August 28, 2026, with any reply due September 28, 2026. We believe we have meritorious defenses and intend to vigorously defend the Company in this matter.

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
•
There is no established U.S. Food and Drug Administration (FDA) regulatory pathway for approval of a drug in pulmonary sarcoidosis. Our new Phase 3 study for efzofitimod in pulmonary sarcoidosis (Planned Phase 3 Study) may not be sufficient to support FDA approval and the FDA may require additional clinical trials which would materially and adversely harm our business;
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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of June 30, 2026, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $58.9 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
We held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. We submitted a protocol under our investigational new drug (IND) application to the FDA in June 2026 and we await comments from the FDA on the protocol by the end of August 2026. We plan to continue the development of efzofitimod in pulmonary sarcoidosis in our Planned Phase 3 Study. The Planned Phase 3 Study and any potential need for additional clinical studies for efzofitimod in pulmonary sarcoidosis will be costly and will require us to obtain additional capital through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements to conduct such studies;
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

Raising funds in the current and future economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. For example, in August 2026, our board of directors approved the implementation of a corporate restructuring and program prioritization plan (the Restructuring Plan) to streamline our operations and conserve capital prior to the potential initiation of the Planned Phase 3 Study. In connection with the Restructuring Plan, we committed to a reduction in our total workforce by approximately 60% to 20 full-time employees.

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

We are a biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a biotechnology company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $21.1 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $627.3 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt, term loans and license and collaboration agreement revenues. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. We will not generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

Risks related to the discovery, development and regulation of our product candidates

There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. Our Planned Phase 3 Study for efzofitimod in pulmonary sarcoidosis may not be sufficient to support FDA approval and the FDA may require additional clinical trials which would materially and adversely harm our business.*

The only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids which were approved by the FDA in the 1950s, prior to current regulatory standards. As such, the most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. Accordingly, the FDA has not endorsed a specific primary endpoint nor a specific means for measurement of steroid reduction. In 2022, we initiated the EFZO-FIT study, where we selected steroid reduction as the primary endpoint and measured steroid reduction in multiple ways in an effort to support an approval. In 2025, we announced top-line results from the EFZO-FIT study, including that the study did not meet its primary endpoint of steroid reduction.

Although the study did not meet its primary endpoint, we believe the improvements seen across multiple clinically relevant efficacy endpoints indicate drug activity for efzofitimod. Based on these trial findings, we held a Type C meeting with the FDA in April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. Based on feedback from the FDA, we plan to continue the development of efzofitimod in pulmonary sarcoidosis in the Planned Phase 3 Study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease utilizing FVC as the primary endpoint of the Planned Phase 3 Study and the KSQ-Lung score as the key secondary endpoint. We chose these endpoints based on the FDA’s indication that FVC and KSQ-Lung are direct measures of how patients suffering from pulmonary sarcoidosis function and feel, and we concluded FVC to be a more appropriate primary endpoint at this time pending further content validation work for KSQ-Lung as recommended by the FDA. Additionally, as part of our discussion with the FDA regarding the benefit risk profile for efzofitimod, we plan to increase the frequency of dosing of 5.0 mg/kg efzofitimod or placebo from once every four weeks in past trials to once every three weeks in the Planned Phase 3 Study. The Planned Phase 3 Study and any potential need for any additional clinical trials for efzofitimod in pulmonary sarcoidosis, will require a significant amount of additional time and resources to support approval. In addition, it will require us to obtain additional capital through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements to conduct such studies.

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

If the results of our clinical trials are, or are perceived to be, negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation, including as described in this report under the caption “Legal Proceedings”; or experience damage to our reputation. For example, in September 2025, we announced that we did not meet the primary endpoint in the EFZO-FIT study. We held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. In May 2026, we received the official meeting minutes from the FDA. Based on feedback from the FDA, we plan to continue the development of efzofitimod in pulmonary sarcoidosis in the Planned Phase 3 Study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease. The Planned Phase 3 Study and any potential need for any additional clinical trials for efzofitimod in pulmonary sarcoidosis, will require a significant amount of additional time and resources to support approval. In addition, it will require us to obtain additional capital through equity offerings or partnering to conduct such studies.

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

We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. For example, we are currently planning to continue development of efzotifimod in pulmonary sarcoidosis in the Planned Phase 3 Study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease. While estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 160,000 patients in the United States, with approximately 90,000 suffering from moderate to severe disease. Of that population, however, we estimate that approximately 38,000 experience restrictive lung disease such that our targeted patient population for our Planned Phase 3 Study is significantly smaller. The eligibility criteria for any of our clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with efzofitimod, limitations required by trial protocols or other reasons.

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

We have previously conducted and we or our third-party collaborators may conduct additional clinical trials of efzofitimod outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third-party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, Kyorin, conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and conducted and funded the Japan portion of the EFZO-FIT study. We conducted the EFZO-FIT study with a total of 268 subjects in centers in the United States, Europe, Brazil, and Japan. We plan to conduct our Planned Phase 3 Study for efzofitimod in pulmonary sarcoidosis globally as well.

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

Although we have obtained orphan drug designation for efzofitimod for the treatment of sarcoidosis and systemic sclerosis in the United States and for the treatment of sarcoidosis in the European Union (EU), we may not receive orphan drug designation for efzofitimod in other jurisdictions or for other indications that we may pursue, or for any other product candidates we may develop under any new applications for orphan drug designation that we may submit, and any orphan drug designations that we have received or may receive may not confer marketing exclusivity or other expected commercial benefits.*

The FDA granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2022 and SSc in April 2022. The European Commission, on the basis of the opinion of the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to efzofitimod for the treatment of sarcoidosis in January 2023 and for the treatment of SSc in June 2023. We may apply for orphan drug designation for efzofitimod for other indications and product candidates in the United States and the EU.

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

Our current product candidates and any other product candidates that we may develop from our discovery platform represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.*

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. Our future success is highly dependent on the successful development of product candidates based on this new area of biology, including efzofitimod, and additional product candidates arising from proteins derived from tRNA synthetases, including aspartyl-tRNA synthetase (DARS). ATYR0101, a fusion protein derived from a domain of DARS, is a product candidate from our tRNA synthetase biology program that we are continuing to advance in preclinical studies. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from the HARS or DARS families and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases has not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery platform will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

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

Our collaborators may breach or terminate their agreements with us, including termination without cause, subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development of product candidates. For example, the collaboration and license agreement (the Kyorin Agreement) with Kyorin Pharmaceutical Co., Ltd. (Kyorin) has been terminated. As a result of the termination of the Kyorin Agreement, we will not be entitled to receive any further milestone or other payments, including $155.0 million in the aggregate that would have been due upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. As of the Termination Date, neither party has any development or commercialization obligations and the licenses we granted to Kyorin pursuant to the Kyorin Agreement have terminated. Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of ILD have reverted to us. Consequently, we hold the rights to develop and commercialize efzofitimod globally. In addition, if we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

In connection with the Restructuring Plan, our board of directors approved the separation of employment of Jill M. Broadfoot as our Chief Financial Officer and Nancy E. Denyes as our General Counsel, expected to be effective September 30, 2026. While we expect

Brandon Yaras, our Vice President, Finance, to succeed Ms. Broadfoot as our Chief Financial Officer, effective as of Ms. Broadfoot’s separation of employment, we cannot predict the impact that these changes to our executive team will have on our operations or our ability to achieve our objectives. We expect Ms. Broadfoot and Ms. Denyes to serve as consultants for a transition period following the separation of their employment with us, but either can terminate their respective consulting arrangements with us upon 15 days’ notice, and we expect there to be some inefficiencies in our operations as well as loss of continuity and accumulated knowledge during and after the transition period. We also expect the Restructuring Plan may result in the diversion of time and focus from our remaining executive team and other employees.

In response to competition, higher rates of inflation, labor shortages and the current price of our common stock, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Because our equity compensation has historically consisted of stock options, given the drop in the price of our common stock, we may need to provide existing employees with additional equity compensation, which would negatively affect our outstanding share count and cause dilution to existing stockholders. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. The Restructuring Plan may also make it more difficult to attract qualified personnel, and it may make it more difficult to motivate or retain our remaining personnel. In addition, the available pool of skilled employees may be further reduced if immigration laws or their application continue to change in a manner that further increases restrictions on immigration. Further, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition. *

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, in August 2026, our board of directors approved implementation of the Restructuring Plan. Any such restructuring activities may, result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity and accumulated knowledge and add inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

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

We (and the third parties with whom we work) are, or may become, subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies, contractual obligations, industry standards, and other obligations related to data privacy and security. Our (or the third-parties with whom we work) actual or perceived failure to comply with such obligations could have a material adverse effect on our business and financial condition, including a disruption of clinical trials or commercialization of products; regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; reputational harm; loss of revenue or profits; and other adverse business consequences. *

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (Process or Processing) personal data and other sensitive information, including information we or the third parties with whom we work (such as CROs and clinical trial sites) collect about patients and healthcare providers in connection with clinical trials necessary to operate our business.

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
•
inability to realize the anticipated efficiencies or other benefits from the Restructuring Plan;
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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2025 through August 6, 2026 the closing price of our common stock has ranged between $0.40 and $6.61 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates currently own a significant percentage of our stock and will be able to exert significant control over matters submitted to stockholders for approval.*

As of August 6, 2026 based on the latest information available to us, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates own approximately 9.0% of our voting stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates may have the ability to influence us through their ownership positions and may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Future sales and issuances of equity securities could result in dilution to our stockholders, impose restrictions or limitations on our business and could cause our stock price to fall.*

We will need additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements.

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 13,887,177 shares of common stock at a weighted-average price of $4.94 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program. We did not utilize the ATM Offering Program during the six months ended June 30, 2026.

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

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.*

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. On December 4, 2025, we received a deficiency notice (the Notice) from the listing qualifications staff (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that, for the last 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). The Notice had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until June 2, 2026 (the Initial Compliance Date), to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days before the Initial Compliance Date. On June 3, 2026, we received a letter from the Staff (the Letter) notifying us that we are eligible for an additional 180-day period, or until November 30, 2026 (the Compliance Date), to regain compliance, based on the Staff’s determination of us meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. The Letter has no immediate impact on the listing of our common stock on The Nasdaq Capital Market. If at any time during the second compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days in the discretion of the Staff), Nasdaq will provide us with written confirmation of compliance. However, if it appears to the Staff that we will not be able to cure the deficiency, and we do not regain compliance by the Compliance Date, the Staff will provide written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

Costs Associated with Exit or Disposal Activities

On August 7, 2026, our board of directors approved the implementation of a corporate restructuring and program prioritization plan (the Restructuring Plan) to streamline our operations and conserve capital prior to the potential initiation of the Planned Phase 3 Study. In connection with the Restructuring Plan, we committed to a reduction in our total workforce by approximately 60% to 20 full-time employees, and we estimate that the Restructuring Plan will reduce annualized operating expenses by approximately $13 million, beginning in the fourth quarter of 2026. We began notifying affected employees on August 7, 2026 and expect the Restructuring Plan to be substantially completed in the second half of 2026. We estimate that we will record charges of approximately $4.2 million for employee severance, employee health benefit obligations and other related termination benefits. Severance payments are expected to be paid in full between August 2026 and September 2027, and we expect to incur the charges in the third quarter of 2026. The charges that we expect to incur in connection with, or as a result of, the Restructuring Plan, are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring Plan.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Chief Financial Officer and General Counsel Separation and Consulting Agreements

On August 7, 2026, in connection with the Restructuring Plan, our board of directors approved the separation of employment of Jill M. Broadfoot as our Chief Financial Officer and Nancy E. Denyes as our General Counsel, expected to be effective September 30, 2026 (the actual date of such separation of employment, the Transition Date). We have offered Ms. Broadfoot and Ms. Denyes

Separation Agreements in connection with the separation of their employment (the Separation Agreements). Additionally, in connection with the transition support that Ms. Broadfoot and Ms. Denyes have agreed to provide, we, Ms. Broadfoot and Ms. Denyes will enter into Consulting Agreements expected to take effect October 1, 2026 (the Consulting Agreements).

The Separation Agreements generally provide that, subject to Ms. Broadfoot’s and Ms. Denyes's execution of a general release and waiver of claims, we will provide Ms. Broadfoot and Ms. Denyes the following severance benefits in connection with the separation of their employment, consistent with our Executive Severance and Change in Control Policy (the Policy): we will pay Ms. Broadfoot and Ms. Denyes twelve months of their base salary, less taxes and withholdings, in installments over the twelve-month period following the Transition Date, we will reimburse Ms. Broadfoot’s and Ms. Denyes's premiums to continue healthcare coverage under COBRA for up to twelve months, and each of Ms. Broadfoot and Ms. Denyes will be entitled to acceleration of the time-based vesting provision of outstanding stock options for an additional twelve months following the date of separation. The Consulting Agreements generally provide that Ms. Broadfoot and Ms. Denyes will provide consulting assistance and transition support to us for up to twelve months following the Transition Date, or September 30, 2027, which may be extended upon mutual agreement by us, on the one hand, and Ms. Broadfoot or Ms. Denyes, on the other. The respective Consulting Agreement may be terminated by either us, Ms. Broadfoot or Ms. Denyes, as applicable, upon 15 days’ notice to the other party. We will pay Ms. Broadfoot and Ms. Denyes an hourly rate for the services they provide under the Consulting Agreements. Additionally, our board of directors approved extending the post-termination exercise periods of Ms. Broadfoot’s and Ms. Denyes's vested and outstanding stock options granted by us until three months following termination of their services under the Consulting Agreements.

Receipt of the foregoing benefits are contingent upon Ms. Broadfoot and Ms. Denyes satisfying certain customary conditions as required by their respective Separation Agreement.

The foregoing description of the Separation Agreements and the Consulting Agreements are only a summary of the terms thereof, do not purport to be complete and are each subject to, and qualified in their entirety by the complete text of the Separation Agreements and the Consulting Agreements, which we anticipate filing with our Quarterly Report on Form 10-Q for the three months ending September 30, 2026.

Appointment of new Chief Financial Officer

On August 7, 2026, our board of directors appointed Brandon Yaras, our Vice President, Finance, to succeed Ms. Broadfoot as our Chief Financial Officer and designated him as our “principal financial officer” and “principal accounting officer,” each within the meaning of Rule 16a-1(f) under the Exchange Act, all effective as of October 1, 2026.

Mr. Yaras, age 40, has served as our Vice President, Finance since May 2022. Mr. Yaras has nearly 20 years of corporate finance and accounting experience, having overseen internal and external SEC reporting, forecasting and valuation, Sarbanes-Oxley compliance, payroll and equity administration and accounts payable. Prior to joining aTyr, from 2014 to 2022, he served as Director of Finance and Accounting for Arrowhead Pharmaceuticals, Inc., where he oversaw similar finance and accounting operations as well as procurement. Prior to that, he was Manager of Financial Planning and Analysis for Tutor Perini Corporation from 2009 to 2014. He began his career in the assurance practice at Deloitte & Touche LLP (Deloitte) and was an Audit Senior prior to leaving Deloitte. Mr. Yaras holds a B.A. in business economics with a minor in accounting from the University of California, Los Angeles and is a certified public accountant.

There are no understandings or arrangements between Mr. Yaras and any other person pursuant to which he was appointed as our Chief Financial Officer, and there are no actual or proposed transactions between us and Mr. Yaras or any related person that would require disclosure under Item 404(a) of Regulation S-K. Mr. Yaras has no family relationship with any of our directors or executive officers.

In connection with Mr. Yaras's appointment, we entered into an at-will employment offer letter with Mr. Yaras, dated August 7, 2026 and effective as of October 1, 2026 (the Employment Offer Letter), pursuant to which Mr. Yaras would become employed as the Chief Financial Officer of our company. Pursuant to the Employment Offer Letter, Mr. Yaras's annual base salary will be $350,000. Mr. Yaras is also eligible for a discretionary bonus target of up to 40% of his base salary based upon certain performance achievement goals. Pursuant to the Employment Offer Letter, Mr. Yaras will continue to be eligible to participate in our annual equity incentive award grants and will be granted an option to purchase 410,000 shares of our common stock (the Option) under our 2015 Stock Option and Incentive Plan, as amended, and subject to the terms and conditions set forth in the applicable notice of the award, with an exercise price equal to the closing price per share of our common stock as reported on the Nasdaq Capital Market on October 1, 2026. The Option is a non-qualified stock option and the shares subject to the Option will vest over a period of four years in equal monthly installments, subject to Mr. Yaras's continued employment on the applicable vesting date. We will also enter into our standard form of indemnification agreement with Mr. Yaras.

In addition, Mr. Yaras is eligible to participate in the Policy as in effect from time to time. The purpose of the Policy is to provide certain of our senior management employees with compensation and benefits in the event of a termination of employment without Cause or for Good Reason (as such terms are defined in the Policy). The post-termination compensation and benefits under the Policy include (i) acceleration of time-based vesting provisions of outstanding equity awards that would have vested within 12 months of the termination, (ii) severance in a lump sum in the amount of 12 months of base salary, and (iii) monthly payment of the employer portion of group health care benefits under COBRA for up to 12 months after termination. In addition, if the termination occurs within two months prior to or one year after the closing of a Sale Event (as defined in the Policy), then, in lieu of the benefits described above, the post-termination compensation and benefits under the Policy include (i) full acceleration of time-based vesting provisions of all outstanding equity awards, (ii) severance in a lump sum in the amount of 12 months of base salary, (iii) payment of the bonus target for the calendar year in which the termination occurred, and (iv) monthly payment of the employer portion of group health care benefits under COBRA for up to 12 months after termination. In each case, receipt of any compensation or benefits under the Policy is subject to Mr. Yaras’s execution of a severance agreement and release of claims.

The foregoing description of the Employment Offer Letter is only a summary of the terms thereof, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employment Offer Letter, which is attached hereto as Exhibit 10.2 and incorporated into this Item 5 under the heading “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers—Appointment of new Chief Financial Officer” by reference.

The foregoing description of the Policy is only a summary of the terms thereof, does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Policy, which we filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, and which was most recently described in our definitive proxy statement on Schedule 14A, filed with the SEC on March 26, 2026, and is incorporated into this Item 5 under the heading “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” by reference.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.7	May 15, 2026
3.8	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
10.1	aTyr Pharma, Inc. 2015 Stock Option and Incentive Plan, as amended	10-Q	001-37378	10.1	May 15, 2026
10.2	Employment Offer Letter by and between the Registrant and Brandon Yaras, dated August 7, 2026	—	—	—	Filed herewith
10.3	Termination Agreement dated July 30, 2026, entered between aTyr Pharma, Inc. and Kyorin Pharmaceutical Co., Ltd.	8-K	001-37378	99.1	July 31, 2026
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: August 7, 2026	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jill M. Broadfoot
Jill M. Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)