Form 10-Q
period 2026-09-30
aTYR PHARMA INC
filed 2026-11-06
CIK 1339970

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, there were 2,549,230 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ATYR PHARMA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

aTyr Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,140	$10,743
Available-for-sale investments	35,611	67,944
Other receivables	580	873
Prepaid expenses	825	677
Total current assets	50,156	80,237
Restricted cash	1,502	2,235
Property and equipment, net	3,380	4,263
Operating lease, right-of-use assets	4,349	5,524
Financing lease, right-of-use assets	181	596
Other assets	238	148
Total assets	$59,806	$93,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,903	$3,891
Accrued expenses	11,192	9,791
Current portion of operating lease liability	1,003	836
Current portion of financing lease liability	365	630
Total current liabilities	16,463	15,148
Long-term operating lease liability, net of current portion	9,529	10,308
Long-term financing lease liability, net of current portion	22	259
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 undesignated authorized shares as of September 30, 2026 (unaudited) and December 31, 2025, respectively; no shares issued or outstanding as of September 30, 2026 (unaudited) and December 31, 2025	—	—
Common stock, $0.001 par value per share; 340,000,000 and 170,000,000 authorized shares as of September 30, 2026 (unaudited) and December 31, 2025, respectively; 2,511,665 and 2,450,751 issued and outstanding shares as of September 30, 2026 (unaudited) and December 31, 2025, respectively	100	98
Additional paid-in capital	679,499	673,554
Accumulated other comprehensive loss	(92)	(8)
Accumulated deficit	(645,525)	(606,164)
Total aTyr Pharma, Inc. stockholders’ equity	33,982	67,480
Noncontrolling interest in Pangu BioPharma Limited	(190)	(192)
Total stockholders’ equity	33,792	67,288
Total liabilities and stockholders’ equity	$59,806	$93,003

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)
Revenues:
License and collaboration agreement revenues	$—	$190	$—	$190
Total revenues	—	190	—	190
Operating expenses:
Research and development	$10,445	$22,130	24,510	49,328
General and administrative	8,347	4,805	16,599	13,693
Total operating expenses	18,792	26,935	41,109	63,021
Loss from operations	(18,792)	(26,745)	(41,109)	(62,831)
Total other income (expense), net	535	999	1,750	2,672
Consolidated net loss	(18,257)	(25,746)	(39,359)	(60,159)
Net (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	(4)	2	(2)	4
Net loss attributable to aTyr Pharma, Inc.	$(18,261)	$(25,744)	$(39,361)	$(60,155)
Net loss per share, basic and diluted	$(7.43)	$(10.60)	$(16.04)	$(26.36)
Shares used in computing net loss per share, basic and diluted	2,456,680	2,428,822	2,453,176	2,282,284

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)
Consolidated net loss	$(18,257)	$(25,746)	$(39,359)	$(60,159)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(24)	74	(84)	39
Comprehensive loss	(18,281)	(25,672)	(39,443)	(60,120)
Comprehensive (gain) loss attributable to noncontrolling interest in Pangu BioPharma Limited	(4)	2	(2)	4
Comprehensive loss attributable to aTyr Pharma, Inc. common stockholders	$(18,285)	$(25,670)	$(39,445)	$(60,116)

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Nine Months Ended September 30, 2026 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2025	2,450,751	$98	$673,554	$(8)	$(606,164)	$(192)	$67,288
Issuance of common stock upon release of restricted stock units	503	—	—	—	—	—	—
Stock-based compensation	—	—	1,307	—	—	—	1,307
Net unrealized loss on investments, net of tax	—	—	—	(62)	—	—	(62)
Net loss	—	—	—	—	(10,791)	(1)	(10,792)
Balance as of March 31, 2026	2,451,254	98	674,861	(70)	(616,955)	(193)	57,741
Issuance of common stock pursuant to employee stock purchase plan	898	—	16	—	—	—	16
Stock-based compensation	—	—	1,145	—	—	—	1,145
Net unrealized gain on investments, net of tax	—	—	—	2	—	—	2
Net loss	—	—	—	—	(10,309)	(1)	(10,310)
Balance as of June 30, 2026	2,452,152	98	676,022	(68)	(627,264)	(194)	48,594
Issuance of common stock from at-the-market offerings, net of offering costs	59,513	2	885	—	—	—	887
Stock-based compensation	—	—	2,592	—	—	—	2,592
Net unrealized loss on investments, net of tax	—	—	—	(24)	—	—	(24)
Net (loss) gain	—	—	—	—	(18,261)	4	(18,257)
Balance as of September 30, 2026	2,511,665	$100	$679,499	$(92)	$(645,525)	$(190)	$33,792

	Nine Months Ended September 30, 2025 (unaudited)
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Interest	Equity
Balance as of December 31, 2024	2,100,951	$84	$602,021	$(40)	$(532,046)	$(187)	$69,832
Issuance of common stock upon release of restricted stock units	528	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23	—	2	—	—	—	2
Issuance of common stock from at-the-market offerings, net of offering costs	123,548	5	18,752	—	—	—	18,757
Stock-based compensation	—	—	1,178	—	—	—	1,178
Net unrealized loss on investments, net of tax	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	(14,880)	(1)	(14,881)
Balance as of March 31, 2025	2,225,050	89	621,953	(66)	(546,926)	(188)	74,862
Issuance of common stock upon exercise of stock options	184	—	17	—	—	—	17
Issuance of common stock pursuant to employee stock purchase plan	765	—	79	—	—	—	79
Issuance of common stock from at-the-market offerings, net of offering costs	95,746	4	17,930	—	—	—	17,934
Stock-based compensation	—	—	1,305	—	—	—	1,305
Net unrealized loss on investments, net of tax	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(19,531)	(1)	(19,532)
Balance as of June 30, 2025	2,321,745	93	641,284	(75)	(566,457)	(189)	74,656
Issuance of common stock from at-the-market offerings, net of offering costs	127,887	5	29,748	—	—	—	29,753
Stock-based compensation	—	—	1,307	—	—	—	1,307
Net unrealized gain on investments, net of tax	—	—	—	74	—	—	74
Net loss	—	—	—	—	(25,744)	(2)	(25,746)
Balance as of September 30, 2025	2,449,632	$98	$672,339	$(1)	$(592,201)	$(191)	$80,044

See accompanying notes.

aTyr Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(39,359)	$(60,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	501	498
Long-lived asset impairment	1,511	—
Stock-based compensation	5,044	3,790
Accretion of discount of available-for-sale investment securities	(548)	(1,493)
Amortization of right-of-use assets	700	661
Gain on financing lease bargain purchase option	(101)	—
Changes in operating assets and liabilities:
Other receivables	310	694
Prepaid expenses and other assets	(255)	6,240
Accounts payable and accrued expenses	1,430	503
Operating lease liability	(612)	(524)
Net cash used in operating activities	(31,379)	(49,790)
Cash flows from investing activities:
Purchases of property and equipment	(256)	(46)
Purchases of available-for-sale investment securities	(28,577)	(80,600)
Maturities of available-for-sale investment securities	61,374	59,150
Net cash provided by (used in) investing activities	32,541	(21,496)
Cash flows from financing activities:
Proceeds from issuance of common stock through option exercises	—	19
Proceeds from issuance of common stock through employee stock purchase plan	16	79
Proceeds from issuance of common stock from at-the-market offerings, net of offering costs	887	66,444
Principal paid on finance lease liabilities	(401)	(400)
Net cash provided by financing activities	502	66,142
Net change in cash, cash equivalents and restricted cash	1,664	(5,144)
Cash, cash equivalents and restricted cash at beginning of period	12,978	14,006
Cash, cash equivalents and restricted cash at the end of period	$14,642	$8,862

Cash and cash equivalents at the end of period	$13,140	$6,150
Restricted cash at the end of period	1,502	2,712
Cash, cash equivalents and restricted cash at the end of period	$14,642	$8,862

Supplemental disclosure of cash flow information:
Interest paid	$40	$75
Purchases of property and equipment in accounts payable	$—	$48

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

Liquidity and Financial Condition

We have incurred net losses and negative cash flows from operations since our inception in 2005, including a consolidated net loss of $18.3 million and $39.4 million for the three and nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $645.5 million. We currently have an “at-the-market” offering program (the Jefferies ATM Offering Program) through an Open Market Sale AgreementSM with Jefferies LLC (Jefferies). During the nine months ended September 30, 2026, we sold an aggregate of 59,513 shares of common stock at a weighted-average price of $16.80 per share for net proceeds of approximately $0.9 million under the Jefferies ATM Offering Program.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years at a minimum. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our nonclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. However, we may be unable to raise additional capital or enter into such arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

We believe that our existing cash, cash equivalents, restricted cash and available-for-sale investments of $50.3 million as of September 30, 2026 will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the filing date of this Quarterly Report on Form 10-Q.

Restricted Cash

As of September 30, 2026, restricted cash was approximately $1.5 million, which was held as a security deposit in conjunction with our corporate headquarters facility lease and financing leases as discussed further in Note 4 - Commitments and Contingencies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and right-of-use assets (ROU) associated with our operating and financing leases. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we assess recoverability by comparing the carrying amount of the assets to the undiscounted cash flows expected to be generated by those assets. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. During the nine months ended September 30, 2026, we identified indicators of impairment of our long-lived assets, including a sustained decline in the trading price of our common stock over the preceding year and the implementation of our corporate restructuring and program prioritization plan in August 2026 (the Restructuring Plan). In determining the fair value of our long-lived assets, we used a combination of discounted cash flows and observable market data. As a result of our fair value analysis, we recorded a $0.9 million impairment charge on our operating lease ROU and a $0.6 million impairment charge on our property and equipment. These charges were recorded as $1.3 million of research and development expense and $0.2 million of selling, general and administrative expense in the unaudited condensed consolidated statements of operations during the three months and nine months ended September 30, 2026. No impairment was recorded during the three months and nine months ended September 30, 2025.

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

Leases

We determine if an arrangement is a lease at inception. Short-term leases with an initial term of 12 months or less are not recorded on our balance sheet. For long-term leases with an initial term of greater than 12 months, we recognize a ROU and a lease liability based on the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in our unaudited condensed consolidated statements of operations. For financing leases, interest expense and amortization of the ROU is included in operating expenses in our unaudited condensed consolidated statements of operations and variable lease payments are expensed as incurred.

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

Potentially dilutive securities not considered for the calculation of diluted net loss per share are as follows (in common stock equivalents):

	Nine Months Ended September 30,
	2026	2025
Common stock options and restricted stock units	306,314	245,119
Employee stock purchase plan	236	1,172
Total	306,550	246,291

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and collaboration agreement revenues	$—	$190	$—	$190
Research and development expenses:
Efzofitimod expenses	1,546	18,765	7,187	39,858
Nonclinical development and other shared research and development expenses	6,998	2,890	14,583	8,075
Non-cash expenses (depreciation and stock-based compensation)	1,901	475	2,740	1,395
Total research and development expenses	10,445	22,130	24,510	49,328

General and administrative expenses:
Other general and administrative expenses	5,975	3,888	12,283	10,880
Non-cash expenses (depreciation and stock-based compensation)	2,372	917	4,316	2,813
Total general and administrative expenses	8,347	4,805	16,599	13,693

Other segment items (1)	535	999	1,750	2,672

Consolidated net loss	$(18,257)	$(25,746)	$(39,359)	$(60,159)

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

Financial assets measured at fair value on a recurring basis consist of investment securities. Investment securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in commercial paper, corporate debt securities and U.S. government agencies securities. We have no financial liabilities measured at fair value on a recurring basis. None of our non-financial assets and liabilities are recorded at fair value on a non-recurring basis except for long-lived assets which are measured at fair value for an impairment assessment (see Note 1). No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2026
Assets:
Current:
Cash equivalents	$11,449	$11,449	$—	$—
Available-for-sale investments:
Commercial paper	19,212	—	19,212	—
Corporate debt securities	11,399	—	11,399	—
Municipal bonds	5,000	—	5,000	—
Total available-for-sale investments	35,611	—	35,611	—
Total assets measured at fair value	$47,060	$11,449	$35,611	$—

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025
Assets:
Current:
Cash equivalents	$7,916	$7,916	$—	$—
Available-for-sale investments:
Commercial paper	33,626	—	33,626	—
Corporate debt securities	29,281	—	29,281	—
Municipal bonds	5,037	—	5,037	—
Total available-for-sale investments	67,944	—	67,944	—
Total assets measured at fair value	$75,860	$7,916	$67,944	$—

As of September 30, 2026 and December 31, 2025, available-for-sale investments are detailed as follows (in thousands):

		September 30, 2026
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$19,239	$—	$(27)	$19,212
Corporate debt securities	Within 1 year	11,411	—	(12)	11,399
Municipal bonds	Within 1 year	5,003	—	(3)	5,000
		$35,653	$—	$(42)	$35,611

		December 31, 2025
	Contractual Maturity	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale investments:
Commercial paper	Within 1 year	$33,602	$24	$—	$33,626
Corporate debt securities	Within 1 year	29,269	17	(5)	29,281
Municipal bonds	Within 1 year	5,031	6	—	5,037
		$67,902	$47	$(5)	$67,944

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2026.

As of September 30, 2026, all available-for-sale investments had a variety of effective maturity dates of less than one year. As of September 30, 2026, all of the available-for-sale investments were in a gross unrealized loss position and have held this status for less than one year.

As of September 30, 2026 and December 31, 2025, accrued interest receivable on available-for-sale investments was $0.3 million and $0.4 million, respectively.

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

On May 12, 2026, we received notice of termination of the Kyorin Agreement with Kyorin. Kyorin elected to terminate the Kyorin Agreement without cause in accordance with the terms of the Kyorin Agreement, and the termination became effective on July 30, 2026 (the Termination Date). Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of ILD reverted to us. Consequently, we hold the rights to develop and commercialize efzofitimod globally.

4. Commitments and Contingencies

Operating Leases

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2026.

Future minimum payments under the facility lease and a reconciliation to the operating lease liability as of September 30, 2026 were as follows (in thousands):

Operating Leases
2026	$453
2027	1,916
2028	1,975
2029	2,035
2030 and thereafter	7,802
Less: Amount representing interest	(3,649)
Present value of lease payments	10,532
Less: Current portion of operating lease liability	(1,003)
Long-term operating lease liability, net of current portion	$9,529

For each of the three months ended September 30, 2026 and 2025, we recorded an operating lease expense of $0.4 million. For each of the nine months ended September 30, 2026 and 2025, we recorded an operating lease expense of $1.2 million. As of September 30, 2026, the weighted-average remaining lease term was 6.8 years and the weighted average discount rate was 8.8%.

Financing Leases

In April 2022, we entered into a master financing lease agreement. Under this master agreement, we entered into various financing lease agreements from July 2022 through November 2023 to lease various research and development and information technology equipment over a 48-month term. Future minimum payments under the financing lease and reconciliation to the financing lease liability as of September 30, 2026 were as follows (in thousands):

Financing Leases
2026	$134
2027	264
Less: Amount representing interest	(11)
Present value of lease payments	387
Less: Current portion of financing lease liability	(365)
Long-term financing lease liability, net of current portion	$22

As of September 30, 2026, the weighted-average remaining lease term was 0.6 years and the weighted-average discount rate was 8.8%. As of September 30, 2026, we have a $0.8 million deposit held as collateral for the leased equipment, and this deposit is included in restricted cash.

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

The Amended Consolidated Complaint added our former Chief Financial Officer, Jill M. Broadfoot, as a defendant. On July 17, 2026, we moved to dismiss the Amended Consolidated Complaint. On August 17, 2026, plaintiffs sought leave to voluntarily amend their complaint, and on September 11, 2026, plaintiffs filed a Second Amended Complaint based on the same underlying allegations as the original complaints, asserting the same claims and seeking the same relief. On October 26, 2026, we moved to dismiss the Second Amended Complaint. Plaintiffs’ opposition to our motion is due December 10, 2026, and our reply is due January 11, 2027.

We make provisions for liabilities when they are both probable that a liability has been incurred and the amount can be reasonably estimated. No such liability has been recorded related to this matter. With regard to legal fees, such as attorney fees related to this matter or any other legal matters, we recognize such costs as incurred.

5. Stockholders’ Equity

At the Market Offering Programs

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 347,181 shares of common stock at a weighted-average price of $197.52 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2026, we sold an aggregate of 59,513 shares of common stock at a weighted-average price of $16.80 per share for net proceeds of approximately $0.9 million under the Jefferies ATM Offering Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

September 30, 2026
Common stock options and restricted stock units	306,314
Shares available under the 2015 equity incentive plan	194,622
Shares available under the 2022 inducement plan	6,826
Shares available under the employee stock purchase plan	13,519
521,281

The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2026:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	239,625	$152.39
Granted	106,848	$29.21
Canceled/forfeited/expired	(45,362)	$123.66
Outstanding as of September 30, 2026	301,111	$113.01

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	—	6.02 – 6.08	5.50 – 6.08	5.50 – 6.08
Risk-free interest rate	—	3.8% – 3.9%	3.7% – 4.2%	3.8% – 4.5%
Expected volatility	—	77.7% – 77.9%	105.5% – 107.5%	75.9% – 77.9%
Expected dividend yield	—	0.0%	0.0%	0.0%

The following table summarizes our restricted stock unit activity under all equity incentive plans for the nine months ended September 30, 2026:

	Number of Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	503	$220.80
Granted	11,157	$28.51
Released	(503)	$220.80
Cancelled	(5,954)	$28.51
Balance as of September 30, 2026	5,203	$28.51

Stock-based Compensation

The allocation of stock-based compensation for all options and restricted stock units and stock issued pursuant to our employee stock purchase plan is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$454	$330	$1,001	$959
General and administrative	2,138	977	4,043	2,831
Total stock-based compensation expense	$2,592	$1,307	$5,044	$3,790

6. Corporate Restructuring and Program Prioritization

In August 2026, our board of directors approved the implementation of the Restructuring Plan to streamline our operations and conserve capital. In connection with the Restructuring Plan, we reduced our total workforce by approximately 60% to 20 full-time employees. We recorded charges of approximately $4.6 million for employee severance, employee health benefit obligations and other related termination benefits. As of September 30, 2026, approximately $2.9 million of these amounts remain to be paid through September 2027. In addition, we recorded approximately $1.8 million in non-cash stock-based compensation charges related to the acceleration of vesting of outstanding equity awards in accordance with our Executive Severance and Change in Control Policy as well as for modifications to certain stock option awards to extend the post-termination exercise periods, and we recorded approximately $1.5 million in non-cash impairment charges of certain of our long-lived assets, including approximately $0.9 million in non-cash impairment of our operating lease ROU and approximately $0.6 million related to our property and equipment.

7. Subsequent Events

Reverse Stock Split

On October 27, 2026, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-40 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on October 28, 2026 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on October 29, 2026. The accompanying unaudited condensed consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. Accordingly, all issued and outstanding common stock, options exercisable for common stock, restricted stock units, preferred stock conversions to common stock and per share amounts contained in our unaudited condensed consolidated financial statements have been retrospectively adjusted.

Sales of Common Stock through the Jefferies ATM Offering Program

From October 1, 2026 through November 4, 2026, we sold an aggregate of 37,565 shares of common stock at a weighted-average price of $5.31 per share through the Jefferies ATM Offering Program for net proceeds of $0.2 million.

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

Efzofitimod

Our lead therapeutic candidate is efzofitimod, a novel biologic immunomodulator in clinical development for the treatment of interstitial lung disease (ILD), a group of immune-mediated disorders that can cause inflammation and fibrosis, or scarring, of the lungs. Efzofitimod is a tRNA synthetase derived therapy that selectively modulates activated myeloid cells through neuropilin-2 (NRP2) to resolve aberrant inflammation without immune suppression and potentially prevent the progression of fibrosis. ILDs are predominantly immune-mediated disorders that are characterized by chronic inflammation, which can lead to progressive fibrosis of the lung. There are limited treatment options for ILD and there remains a high unmet medical need. Pulmonary sarcoidosis and systemic sclerosis (SSc, also known as scleroderma)-associated ILD (SSc-ILD) are two major forms of ILD.

Pulmonary Sarcoidosis

In September 2025, we announced top-line data from a global Phase 3 randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of efzofitimod in patients with pulmonary sarcoidosis (the EFZO-FIT study). The EFZO-FIT study was a 52-week study in 268 patients with pulmonary sarcoidosis consisting of three parallel cohorts randomized equally to either 3.0 mg/kg or 5.0 mg/kg of efzofitimod or placebo dosed intravenously once every four weeks for a total of 12 doses, with a 4-week safety follow-up. The study design incorporated a protocol guided steroid taper in the first 12 weeks of the study, followed by continued taper or rescue until week 48. The study did not meet its primary endpoint of change from baseline in mean daily oral corticosteroid (OCS) dose at week 48. The change from baseline in mean daily OCS dose reduced to an average of 2.79 mg for 5.0 mg/kg efzofitimod vs. 3.52 mg for placebo (p=0.3313). The study’s statistical analysis plan was designed on a hierarchical assessment basis, as such, since the primary endpoint was not met, all subsequent statistical testing is reported as nominal findings. The study demonstrated a clinically meaningful improvement in the King’s Sarcoidosis Questionnaire (KSQ)-Lung score at week 48 for 5.0 mg/kg efzofitimod compared to placebo (p=0.0479), with a responder analysis of patients who achieved complete steroid withdrawal at week 48 with an improved KSQ-Lung score also showing improvement in patients treated with 5.0 mg/kg efzofitimod compared to placebo (p=0.0196). Lung function as measured by forced vital capacity (FVC) at week 48 was maintained in all groups. Efzofitimod was generally well-tolerated at both the 3.0 mg/kg and 5.0 mg/kg doses, consistent with previously observed safety profile in all trials conducted to date. At the European Respiratory Society (ERS) Congress in late September 2025, we announced additional findings from the EFZO-FIT study, including analyses of additional pre-specified outcomes that demonstrated clinical improvements in mean change from baseline in the Fatigue Assessment (FAS) Total Score (p=0.0226) and KSQ-General Health score (p=0.0197) in patients treated with 5.0 mg/kg efzofitimod versus placebo. Treatment with efzofitimod was also associated with a trend toward a greater proportion of patients achieving steroid-free status for at least six months. Based on the trial findings, which we believe indicate drug activity for efzofitimod as evidenced by improvements across multiple clinically relevant efficacy endpoints, we held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. In May 2026, we received the official meeting minutes from the FDA.

Based on feedback from the FDA, we planned to continue the development of efzofitimod in pulmonary sarcoidosis in a proposed Phase 3 study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease utilizing FVC as the primary endpoint of the study and the KSQ-Lung score as the key secondary endpoint (the Proposed Phase 3 Study). We chose these endpoints based on the FDA’s indication that FVC and KSQ-Lung are direct measures of how patients suffering from pulmonary sarcoidosis function and feel, and we concluded FVC to be a more appropriate primary endpoint at this time pending further content validation work for KSQ-Lung as recommended by the FDA. We determined the patient population for the Proposed Phase 3 Study, those with restrictive lung disease, based on data from the EFZO-FIT study which included 44 patients with restrictive lung disease (defined as FVC percent predicted ≤ 80%) and showed a difference of 124 ml in change from baseline in FVC between restrictive patients treated with 5.0 mg/kg efzofitimod and placebo.

In September 2026, we announced that we had reached alignment with the FDA on the Proposed Phase 3 Study protocol, and that we expected to initiate study-related activities in the fourth quarter of 2026. We are prioritizing strategic partnerships to further advance the Proposed Phase 3 Study beyond the completion of these study-related activities.

The Proposed Phase 3 Study would be a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of efzofitimod in patients with moderate to severe pulmonary sarcoidosis. The Proposed Phase 3 Study would be a 54-week study and would consist of two parallel cohorts randomized equally to either 5.0 mg/kg efzofitimod or placebo dosed intravenously once every 3 weeks for a total of 17 doses. The Proposed Phase 3 Study would be intended to enroll up to approximately 372 patients with symptomatic pulmonary sarcoidosis with restrictive lung disease receiving a stable dose of ≤ 5.0 mg daily oral corticosteroid and/or a background immunosuppressant. All background treatment would remain stable throughout the duration of the Proposed Phase 3 Study. The primary endpoint of the Proposed Phase 3 Study would be changed from baseline in FVC at week 48 and the key secondary endpoint would be changed from baseline in the KSQ-Lung score at week 48. We expect the Proposed Phase 3 Study will include additional risk mitigation strategies, enhanced safety surveillance for potential development of anti-synthetase syndrome and a data safety monitoring committee based on the FDA’s acknowledgement of the reasonableness of the increased dosing regimen from a clinical pharmacology perspective, subject to inclusion of adequate safety monitoring and risk mitigation procedures.

SSc-ILD

Our Phase 2 proof-of-concept clinical trial of efzofitimod (the EFZO-CONNECT study) is a randomized, double-blind placebo-controlled proof-of-concept study to evaluate the efficacy, safety and tolerability of efzofitimod in patients with SSc-ILD. This is a 28-week study with three parallel cohorts randomized 2:2:1 to either 270 mg or 450 mg of efzofitimod or placebo dosed intravenously monthly for a total of six doses. The study intended to enroll up to 25 patients at multiple centers in the United States. The objective of the study is to evaluate the efficacy of multiple doses of IV efzofitimod on pulmonary, cutaneous (limited or diffuse) and systemic manifestations in patients with SSc-ILD. The primary endpoint is reduction in FVC. Secondary endpoints include certain measures regarding safety and tolerability. In July 2024, we amended the study to add an open-label extension (OLE) to patients. Patients who complete the study and wish to receive ongoing treatment with efzofitimod are eligible to participate in the 24-week OLE. In June 2025, we announced interim data from the study showing three out of four efzofitimod-treated diffuse SSc-ILD patients showed clinically important improvement based on the modified Rodnan Skin Score (mRSS) assessment at 12 weeks and that efzofitimod was generally well-tolerated at all doses. We have completed enrollment of the study with 23 patients. Full study results are anticipated in the second quarter of 2027.

Discovery Platform

In parallel with our clinical development of efzofitimod, we have been advancing our discovery pipeline of tRNA synthetases and NRP2 antibodies.

tRNA Synthetase Candidates

Using efzofitimod as a model, we have developed a process to advance novel tRNA synthetase domains from a concept to therapeutic candidate. This process leverages our early discovery work as well as current scientific understanding of tRNA synthetase evolution, protein structure, gene splicing and tissue-specific regulation to identify potentially active protein domains. Screening approaches are employed to identify target cells and extracellular receptors for these tRNA synthetase-derived proteins. These cellular systems can then be used in mechanism-of-action studies to elucidate the role these proteins play in cellular responses and their potential therapeutic utility. We are working to identify new tRNA synthetase based drug candidates through our internal discovery efforts and external collaboration efforts. Utilizing our novel approach, we have identified target receptors for domains of certain additional tRNA synthetases, gaining insights into their potential biological activity in immunology and fibrosis. These fragments form the basis of our additional pipeline candidates. We plan to further elucidate the therapeutic potential of these candidates through mechanistic investigations, including nonclinical studies.

ATYR0101

ATYR0101 is a fusion protein derived from a domain of aspartyl-tRNA synthetase (DARS) that is engineered with a human Fc region to extend its serum half-life. The molecule possesses a unique mechanism of action focused on the selective elimination of activated myofibroblasts, which are the primary cellular drivers of pathological extracellular matrix (ECM) deposition in fibrotic diseases. ATYR0101 specifically targets Latent TGF-β Binding Protein-1 (LTBP-1) within the ECM, binding to a region that encompasses the fibrillin-1 binding domain at the C-terminus. LTBP-1 serves a dual role in matrix architecture by organizing structural proteins and modulating the signaling of Transforming Growth Factor-beta (TGF-β) through a complex mechanosensory apparatus. Early data suggest ATYR0101 exerts its antifibrotic effects by inducing apoptosis of myofibroblasts in a TGFβ dependent manner. We believe ATYR0101 may have broad therapeutic applications in multiple fibrotic diseases, such as pulmonary fibrosis, SSc, liver fibrosis and kidney fibrosis. In October 2026, we announced a publication demonstrating the anti-fibrotic effects of ATYR0101 in the Journal of Biological Chemistry. We have initiated IND-enabling activities for ATYR0101 and expect to advance ATYR0101 into a clinical trial in 2027.

NRP2 antibodies

ATYR2810

ATYR2810 is a fully humanized monoclonal antibody that is designed to specifically and functionally block the interaction between NRP2 and one of its primary ligands, vascular endothelial growth factor (VEGF). NRP2 is a pleiotropic cell surface receptor that is highly expressed on certain tumors and increased NRP2 expression is associated with worse outcomes in many cancers, such as overall survival, metastasis and resistance to targeted therapies. The role of NRP2 and VEGF signaling in the tumor microenvironment and its importance in the progression of certain aggressive cancers is becoming increasingly validated. In October 2026, we announced that we entered into a research collaboration with Albert Einstein College of Medicine to further the development and testing of ATYR2810. The collaboration will be led by Bang H. Hoang, M.D., Arnold and Madaleine Penner, Professor and Co-Director of Orthopaedic Oncology in the Department of Orthopaedic Surgery at Montefiore Einstein. Dr. Hoang’s research focuses on the pathophysiology and molecular mechanisms of bone and soft tissue cancer, including evaluating the role of NRP2 in pediatric bone cancers such as osteosarcoma. ATYR2810 has demonstrated anti-tumor effects in multiple nonclinical models, including non-small cell lung cancer, triple-negative breast cancer, renal cell carcinoma and glioblastoma. These findings have been presented at scientific conferences, including the American Academy of Cancer Research, and published in a landmark publication in Science Translational Medicine.

Corporate Restructuring and Program Prioritization

In August 2026, our board of directors approved the implementation of a corporate restructuring and program prioritization plan (the Restructuring Plan) to streamline our operations and conserve capital. In connection with the Restructuring Plan, we reduced our total workforce by approximately 60% to 20 full-time employees. We recorded charges of approximately $4.6 million for employee severance, employee health benefit obligations and other related termination benefits. As of September 30, 2026, approximately $2.9 million of these amounts remain to be paid through September 2027. In addition, we recorded approximately $1.8 million in non-cash stock-based compensation charges related to the acceleration of vesting of outstanding equity awards in accordance with our Executive Severance and Change in Control Policy as well as for modifications to certain stock option awards to extend the post-termination exercise periods, and we recorded approximately $1.5 million in non-cash impairment charges of certain of our long-lived assets, including approximately $0.9 million in non-cash impairment of our operating lease ROU and approximately $0.6 million related to our property and equipment.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $645.5 million, and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2026, we had cash, cash equivalents, restricted cash and available-for-sale investments of $50.3 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements from known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. In addition to the factors discussed under “Material Cash Requirements,” our ability to fund our longer-term operating needs will depend on our ability to raise additional funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements, and other factors, including those discussed in Part II, Item 1A. “Risk Factors—Risks related to our financial condition and need for additional capital—We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.”

Sources of Cash

From our inception through September 30, 2026, we have financed our operations primarily through the sale of equity securities and convertible debt, venture debt, term loans and through license and collaboration agreement revenues. In recent years, we have relied primarily on our “at-the-market” offering program (the Jefferies ATM Offering Program) implemented through our Open Market Sale

AgreementSM with Jefferies LLC (Jefferies) for financing our activities. Given ongoing volatility in capital markets generally, the price of our common stock has fluctuated materially since the start of 2025 and, since the announcement of top-line data from the EFZO-FIT study particularly, we have experienced a material decline in our stock price. If markets remain volatile or our stock price continues to remain depressed, this may negatively affect our ability to generate cash from financing activities in future periods, including negatively affecting our ability to generate sufficient funds through our Jefferies ATM Offering Program.

At-the-Market Offering Program

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program, we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 347,181 shares of common stock at a weighted-average price of $197.52 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2026, we sold an aggregate of 59,513 shares of common stock at a weighted-average price of $16.80 per share for net proceeds of approximately $0.9 million under the Jefferies ATM Offering Program.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(31,379)	$(49,790)
Investing activities	32,541	(21,496)
Financing activities	502	66,142
Net change in cash, cash equivalents and restricted cash	$1,664	$(5,144)

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was $31.4 million and $49.8 million, respectively. The net cash used during the nine months ended September 30, 2026 was primarily attributable to discovery costs for our nonclinical product candidates and for efzofitimod development, which includes certain close-out costs relating to the EFZO-FIT study as well as ongoing costs for the EFZO-CONNECT study. The net cash used during the nine months ended September 30, 2025 was primarily for efzofitimod development and pre-commercialization activities. We expect cash used in operating activities will decrease in the near term in conjunction with the implementation of our Restructuring Plan as well as our prioritization of strategic partnerships to further advance the Proposed Phase 3 Study beyond the initial study-related activities.

Investing activities. Net cash provided by (used in) investing activities for the nine months ended September 30, 2026 and 2025 was $32.5 million and $(21.5) million, respectively. The fluctuation in net cash provided by or used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and investment holdings. The average term to maturity in our investment portfolio is less than one year.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 was $0.5 million and $66.1 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2026 primarily consisted of $0.9 million in proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs, offset by $0.4 million principal payments on our financing lease agreement. Net cash provided by financing activities for the nine months ended September 30, 2025 primarily consisted of $66.4 million in proceeds from the issuance of common stock through the Jefferies ATM Offering Program, net of offering costs.

Material Cash Requirements

To date, we have not generated any revenues from product sales. Our expenses may increase in connection with the potential advancement of our product candidates in clinical development, manufacturing, and regulatory activities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We currently have minimal sales and marketing capabilities and would need to expand our organization to support these activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

As of September 30, 2026, our material cash requirements from known contractual and other obligations consisted primarily of (i) an operating lease for our corporate headquarters and laboratory space, and (ii) our master financing lease agreement for various research and development and informational technology equipment.

Corporate Headquarters Facility Lease

In May 2022, we entered into a non-cancelable facility lease that is subject to base lease payments that started at $5.75 per square foot of rentable area per month for the first 12 months of the lease and which escalate 3.0% annually over the term of the lease, and additional charges for common area maintenance and other costs. The term of the lease (the Lease Term) commenced on March 20, 2023 (the Lease Commencement Date) and will continue for 124 months from the Lease Commencement Date. We also have one option to extend the Lease Term for five years. In April 2024, we entered into a lease amendment for additional common area amenities, effective as of June 2023. The amendment increased the total rentable square feet from 23,696 rentable square feet to 24,866 rentable square feet. We provided a $0.7 million security deposit in the form of a letter of credit which is included in restricted cash as of September 30, 2026.

Financing Lease

In April 2022, we entered into a master financing lease agreement. Under this master agreement, we entered into various financing lease agreements from July 2022 through November 2023 to lease various research and development and information technology equipment over a 48-month term. Financing lease liabilities total $0.4 million as of September 30, 2026. Additionally, as of September 30, 2026, we have $0.8 million in cash collateral for the financing lease, and this amount is included in restricted cash.

We did not have any off-balance sheet arrangements as of September 30, 2026.

Financial Operations Overview

Organization and Business; Principles of Consolidation

We conduct substantially all of our activities through aTyr Pharma, Inc., a Delaware corporation, at our facility in San Diego, California. aTyr Pharma, Inc. was incorporated in the State of Delaware in September 2005. The unaudited condensed consolidated financial statements in this Quarterly Report include our accounts and our 98% majority-owned subsidiary in Hong Kong, Pangu BioPharma, as of September 30, 2026. All intercompany transactions and balances are eliminated in consolidation.

In August 2026, our board of directors approved the implementation of the Restructuring Plan to streamline our operations and conserve capital. In connection with the Restructuring Plan, we reduced our total workforce by approximately 60% to 20 full-time employees. We recorded charges of approximately $4.6 million for employee severance, employee health benefit obligations and other related termination benefits. As of September 30, 2026, approximately $2.9 million of these amounts remain to be paid through September 2027. In addition, we recorded approximately $1.8 million in non-cash stock-based compensation charges related to the acceleration of vesting of outstanding equity awards in accordance with our Executive Severance and Change in Control Policy as well as for modifications to certain stock option awards to extend the post-termination exercise periods, and we recorded approximately $1.5 million in non-cash impairment charges of certain of our long-lived assets, including approximately $0.9 million in non-cash impairment of our operating lease ROU and approximately $0.6 million related to our property and equipment.

Research and Development Expenses

To date, our research and development expenses have been related primarily to the development of, and clinical trials for, our product candidates, and to research efforts targeting the potential therapeutic application of other tRNA synthetase-based immunomodulators and efforts related to NRP2 biology. These expenses consist primarily of:

•
salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and product development functions;
•
costs associated with conducting our nonclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our scientific, therapeutic and clinical advisory board;
•
costs to acquire, develop and manufacture nonclinical study and clinical trial materials and to support biologics license application (BLA) filing activities with contracted development and manufacturing organizations (CDMOs);
•
costs to support our pre-commercialization efforts;
•
costs incurred under clinical trial agreements with CROs and investigative sites;
•
costs for laboratory supplies; and
•
allocated facilities, depreciation and other allocable expenses.

Product candidates in later stages of clinical development, such as efzofitimod, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We primarily outsource our clinical trial administration to CROs, and we outsource our manufacturing of clinical trial materials to CDMOs. These outsourced expenses are typically substantially higher than the expenses we incur on candidates in earlier stages of development. As such, we separately track and report on the majority of our research and development expenses associated with the advancement of efzofitimod. For our candidates in nonclinical development, the nature of the research and development expenses incurred to advance these candidates is primarily internal personnel, laboratory supply expenses and IND-enabling activities. We do not fully track or allocate these internal expenses between nonclinical product candidates because the expenses can often be shared between candidates. We also incur other shared expenses to support our research and development efforts such as facilities expenses, and these expenses are not allocated to efzofitimod or our nonclinical product candidates. Additionally, non-cash research and development expenses such as depreciation and stock-based compensation are not tracked or allocated between product candidates and are shared among all product candidates.

We anticipate that our research and development expenses will decrease in the near term in conjunction with the implementation of our Restructuring Plan as well as our prioritization of strategic partnerships to further advance the Proposed Phase 3 Study beyond the initial study-related activities. At this time, due to the inherently unpredictable nature of nonclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur or the timelines we will require in the continued development of our product candidates. Clinical and nonclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Increase /
	2026	2025	(Decrease)
License and collaboration agreement revenues	$—	$190	$(190)
Research and development expenses:
Efzofitimod expenses	$1,546	$18,765	$(17,219)
Nonclinical development and other shared research and development expenses	6,998	2,890	4,108
Non-cash expenses (depreciation and stock-based compensation)	1,901	475	1,426
Total research and development expenses	10,445	22,130	(11,685)

General and administrative expenses:
Other general and administrative expenses	5,975	3,888	2,087
Non-cash expenses (depreciation and stock-based compensation)	2,372	917	1,455
Total general and administrative expenses	8,347	4,805	3,542

Other income (expense), net	535	999	(464)

License and collaboration agreement revenues. Revenues for the three months ended September 30, 2025 consisted of drug product material sold to Kyorin Pharmaceutical Co. Ltd. (Kyorin) to support analytical method validation in Japan.

Research and development expenses. Research and development expenses were $10.4 million and $22.1 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $11.7 million was primarily driven by a reduction in efzofitimod expenses for the EFZO-FIT study since it was completed in September 2025 as well as decreased manufacturing costs due to the timing of certain manufacturing activities being completed. Nonclinical development and other shared research and development expenses increased by $4.1 million, and this increase was primarily attributable to increased discovery costs for our nonclinical product candidates, including IND-enabling activities for our ATYR0101 nonclinical candidate, as well as $1.7 million of employee severance and other termination benefits related to the Restructuring Plan. Non-cash expenses increased by $1.4 million, and this increase was primarily attributable to impairment charges recorded associated with our long-lived assets during the three months ended September 30, 2026 as well as $0.3 million of non-cash stock-based compensation related to the Restructuring Plan. We anticipate that our research and development expenses will decrease in the near term in conjunction with the implementation of our Restructuring Plan as well as our prioritization of strategic partnerships to further advance the Proposed Phase 3 Study beyond the initial study-related activities.

General and administrative expenses. General and administrative expenses were $8.3 million and $4.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $3.5 million was attributable to $2.9 million of employee severance and other termination benefits and $1.5 million of non-cash stock-based compensation related to the Restructuring Plan. The increase was offset by a decrease of $0.6 million pre-commercialization expenses incurred during the same period in the prior year ahead of the announcement of top-line data from the EFZO-FIT study. We anticipate that our general and administrative expenses will decrease in the near term in conjunction with the implementation of our Restructuring Plan.

Other income (expense), net. Other income (expense), net was $0.5 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. The change was primarily a result of lower interest rates and lower interest earned on lower cash balances as compared to the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Increase /
	2026	2025	(Decrease)
License and collaboration agreement revenues	$—	$190	$(190)
Research and development expenses:
Efzofitimod expenses	7,187	39,858	(32,671)
Nonclinical development and other shared research and development expenses	14,583	8,075	6,508
Non-cash expenses (depreciation and stock-based compensation)	2,740	1,395	1,345
Total research and development expenses	24,510	49,328	(24,818)

General and administrative expenses:
Other general and administrative expenses	12,283	10,880	1,403
Non-cash expenses (depreciation and stock-based compensation)	4,316	2,813	1,503
Total general and administrative expenses	16,599	13,693	2,906

Other income (expense), net	1,750	2,672	(922)

License and collaboration agreement revenues. Revenues for the nine months ended September 30, 2025 consisted of drug product material sold to Kyorin to support analytical method validation in Japan.

Research and development expenses. Research and development expenses were $24.5 million and $49.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $24.8 million was primarily driven by a reduction in efzofitimod expenses for the EFZO-FIT study since it was completed in September 2025 as well as decreased manufacturing costs due to the timing of certain manufacturing activities being completed. Nonclinical development and other shared research and development expenses increased by $6.5 million, and this increase was primarily attributable to increased discovery costs for our nonclinical product candidates, including IND-enabling activities for our ATYR0101 nonclinical candidate, as well as $1.7 million of employee severance and other termination benefits related to the Restructuring Plan. Non-cash expenses increased by $1.3 million, and this increase was primarily attributable to impairment charges recorded associated with our long-lived assets during the nine months ended September 30, 2026, and $0.3 million of non-cash stock-based compensation related to the Restructuring Plan. We anticipate that our research and development expenses will decrease in the near term in conjunction with the implementation of our Restructuring Plan as well as our prioritization of strategic partnerships to further advance the Proposed Phase 3 Study beyond the initial study-related activities.

General and administrative expenses. General and administrative expenses were $16.6 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $2.9 million was attributable to $2.9 million of employee severance and other termination benefits and $1.5 million of non-cash stock-based compensation related to the Restructuring Plan. The increase was offset by a decrease of $1.0 million pre-commercialization expenses incurred during the same period in the prior year ahead of the announcement of top-line data from the EFZO-FIT study. We anticipate that our general and administrative expenses will decrease in the near term in conjunction with the implementation of our Restructuring Plan.

Other income (expense), net. Other income (expense), net was $1.8 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily a result of lower interest rates and lower interest earned on lower cash balances as compared to the same period in the prior year.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 9, 2025 and October 22, 2025, two substantially similar putative securities class action complaints were filed in the U.S. District Court for the Southern District of California, naming aTyr Pharma, Inc. and our Chief Executive Officer, Sanjay Shukla. The complaints assert that we and Mr. Shukla violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements related to efzofitimod. The complaints also assert that Mr. Shukla violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified damages, and award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the court may deem just and proper. On February 9, 2026, the court consolidated the two cases and appointed co-lead plaintiffs to oversee the litigation. On May 1, 2026, co-lead plaintiffs filed an Amended Consolidated Complaint. The Amended Consolidated Complaint added our former Chief Financial Officer, Jill M. Broadfoot, as a defendant. On July 17, 2026, we moved to dismiss the Amended Consolidated Complaint. On August 17, 2026, plaintiffs sought leave to voluntarily amend their complaint, and on September 11, 2026, plaintiffs filed a Second Amended Complaint based on the same underlying allegations as the original complaints, asserting the same claims and seeking the same relief. On October 26, 2026, we moved to dismiss the Second Amended Complaint. Plaintiffs’ opposition to our motion is due December 10, 2026, and our reply is due January 11, 2027. We believe we have meritorious defenses and intend to vigorously defend the Company in this matter.

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
•
There is no established U.S. Food and Drug Administration (FDA) regulatory pathway for approval of a drug in pulmonary sarcoidosis. The proposed Phase 3 study for efzofitimod in pulmonary sarcoidosis (Proposed Phase 3 Study) may not be sufficient to support FDA approval and the FDA may require additional clinical trials which would materially and adversely harm our business;

•
We may encounter substantial delays and other challenges in our ongoing or future clinical trials or we may fail to demonstrate safety and efficacy, such as our failure to meet the primary endpoint in the EFZO-FIT study, to the satisfaction of applicable regulatory authorities;
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

Risks related to our financial condition and need for additional capital

We will need to raise additional capital or enter into strategic partnering relationships to fund our operations.*

The development of therapeutic product candidates is expensive, and we expect our research and development expenses to fluctuate. As of September 30, 2026, our cash, cash equivalents, restricted cash and available-for-sale investments were approximately $50.3 million. We believe that our current cash, cash equivalents, restricted cash and available-for-sale investments, will be sufficient to meet our material cash requirements for known contractual and other obligations for a period of at least one year from the date of this Quarterly Report. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
We held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. We submitted a protocol under our investigational new drug (IND) application to the FDA in June 2026. In September 2026, we announced that we had reached alignment with the FDA on the Proposed Phase 3 Study protocol, and that we expected to initiate study-related activities in the fourth quarter of 2026. We are prioritizing strategic partnerships to further advance the Proposed Phase 3 Study beyond the completion of these study-related activities;

•
the type, number, scope progress, expansions, results, costs and timing of, our clinical trials and nonclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future, including changes in our CROs or CDMOs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
potential delays of our future clinical trials for our product candidates ;
•
cost increases related to the manufacturing of nonclinical study and clinical trial materials, including cost increases related to technology transfers to additional CDMOs and any delays in the manufacturing of study drug;
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
•
the scope, progress, results and costs of nonclinical development, and clinical trials for other product candidates;
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

Raising funds in the current and future economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. For example, in August 2026, our board of directors approved the implementation of the Restructuring Plan to streamline our operations and conserve capital. In connection with the Restructuring Plan, we reduced our total workforce by approximately 60% to 20 full-time employees.

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

For some of our programs and product candidates, we may decide to enter into strategic partnership relationships, including collaborations with pharmaceutical and biotechnology companies, to enhance and accelerate the development and potential commercialization of our product candidates. For example, in September 2026, we announced that we had reached alignment with the FDA on the Proposed Phase 3 Study protocol, and that we expected to initiate study-related activities in the fourth quarter of 2026. We are prioritizing strategic partnerships to further advance the Proposed Phase 3 Study beyond the completion of these study-related activities. We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for efzofitimod or any of our other product candidates and programs for a variety of reasons, including strategic fit with partners and differences in analysis of commercial value and regulatory risk. We may not be able to negotiate strategic partnerships on a timely basis, on acceptable terms or at all. We are unable to predict when, if ever, we will enter into any strategic partnership because of the numerous risks and uncertainties associated with establishing strategic partnerships. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, we encounter unfavorable results or delays during development or approval of a product candidate or sales of an approved product are lower than expected.

We are a biotechnology company and have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a biotechnology company, and we have not yet generated any revenues from product sales. We have incurred net losses in each year since our inception in 2005, including consolidated net losses of $39.4 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $645.5 million.

We have devoted most of our financial resources to research and development, including our clinical and nonclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and through venture debt, term loans and license and collaboration agreement revenues. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt offerings, grant funding, collaborations, strategic partnerships and/or licensing arrangements. We will not generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend, in part, upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will fluctuate in connection with our ongoing activities as we: continue our research and nonclinical and clinical development of our product candidates; obtain clinical trial materials and further develop the manufacturing process for our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; seek to identify and validate additional product candidates; maintain, protect and expand our intellectual property portfolio; acquire or in-license other product candidates and technologies; attract and retain skilled personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•
completing research, nonclinical development and clinical development of our product candidates, potentially with a strategic partner;
•
seeking and obtaining regulatory approvals for product candidates for which we or any collaboration partners complete clinical trials;
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

Risks related to the discovery, development and regulation of our product candidates

There is no established FDA regulatory pathway for approval of a drug in pulmonary sarcoidosis. The Proposed Phase 3 Study for efzofitimod in pulmonary sarcoidosis may not be sufficient to support FDA approval and the FDA may require additional clinical trials which would materially and adversely harm our business.*

The only FDA-approved therapies for the treatment of sarcoidosis are glucocorticoids which were approved by the FDA in the 1950s, prior to current regulatory standards. As such, the most appropriate efficacy endpoints to demonstrate clinically meaningful treatment effects have not been established. Accordingly, the FDA has not endorsed a specific primary endpoint nor a specific means for measurement of steroid reduction. In 2022, we initiated the EFZO-FIT study, where we selected steroid reduction as the primary endpoint and measured steroid reduction in multiple ways in an effort to support an approval. In 2025, we announced top-line results from the EFZO-FIT study, including that the study did not meet its primary endpoint of steroid reduction.

Although the study did not meet its primary endpoint, we believe the improvements seen across multiple clinically relevant efficacy endpoints indicate drug activity for efzofitimod. Based on these trial findings, we held a Type C meeting with the FDA in April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. Based on feedback from the FDA, we planned to continue the development of efzofitimod in pulmonary sarcoidosis in the Proposed Phase 3 Study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease utilizing FVC as the primary endpoint of the Proposed Phase 3 Study and the KSQ-Lung score as the key secondary endpoint. We chose these endpoints based on the FDA’s indication that FVC and KSQ-Lung are direct measures of how patients suffering from pulmonary sarcoidosis function and feel, and we concluded FVC to be a more appropriate primary endpoint at this time pending further content validation work for KSQ-Lung as recommended by the FDA. Additionally, as part of our discussion with the FDA regarding the benefit risk profile for efzofitimod, we planned to increase the frequency of dosing of 5.0 mg/kg efzofitimod or placebo from once every four weeks in past trials to once every three weeks in the Proposed Phase 3 Study. In September 2026, we announced that we had reached alignment with the FDA on the Proposed Phase 3 Study protocol, and that we expected to initiate study-related activities in the fourth quarter of 2026. We are prioritizing strategic partnerships to further advance the Proposed Phase 3 Study beyond the completion of these study-related activities.

The FDA views the EFZO-FIT study as a failed study due to the fact that the study did not meet its primary endpoint and indicated that results from the EFZO-FIT study will not be useful in establishing effectiveness for efzofitimod in pulmonary sarcoidosis. The FDA highlighted the risk of proceeding with a larger study in a more limited patient population with a higher unstudied dose and expressed concerns regarding patient safety, which may not be mitigated in part or at all by our planned risk mitigation strategies, enhanced safety surveillance for the potential development of anti-synthetase syndrome and data safety monitoring committee. The results of the Proposed Phase 3 Study may not ultimately support FDA approval, which would adversely affect our business, prospects, financial condition and results of operations.

In general, the FDA has substantial discretion in the approval process and may refuse to accept our application or decide that our data are insufficient for approval and require additional nonclinical, clinical or other trials, which would be costly and significantly delay the potential for regulatory approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of efzofitimod based on the completed clinical trials.

We may encounter substantial delays and other challenges in our ongoing or future clinical trials or we may fail to demonstrate safety and efficacy, such as our failure to meet the primary endpoint in the EFZO-FIT study, to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, time-consuming, often delayed and uncertain as to outcome. We cannot guarantee that our ongoing clinical trials, including our Phase 2 study in systemic sclerosis (SSc, also known as scleroderma) associated-interstitial lung disease (ILD) (SSc-ILD) (the EFZO-CONNECT study), or future clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future. For example, we may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of study drug for clinical testing and other difficulties in starting or completing our clinical trials. Any inability to initiate or complete clinical trials of our product candidates in the United States, as a result of clinical holds or otherwise, would delay our clinical development plans, may require us to incur additional clinical development costs and could impair our ability to obtain U.S. regulatory approval for such product candidates.

A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•
our inability to generate sufficient nonclinical, toxicology, or other data to support the initiation of human clinical trials, including clinical trials of certain dosages;
•
delays in reaching consensus with regulatory agencies on trial design, and prioritization of outcome measurements that would best support the evaluation of our product candidates' efficacy;
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
•
disagreements with regulators regarding our interpretation of data from nonclinical studies or clinical trials;
•
occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any delay in or inability to successfully complete nonclinical and clinical development (including any delays resulting from any changes in a CRO) could result in additional costs to us and impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates (including our technology transfer to another contracted development and manufacturing organization (CDMO) for bulk drug substance and production capacity changes for efzofitimod), we will need to conduct additional comparability studies to bridge our modified product candidates to earlier versions, and the data generated from these comparability studies will need to be reviewed and accepted by the FDA or other regulatory authorities.

If the results of our clinical trials are, or are perceived to be, negative or inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements; be delayed in obtaining marketing approval for our product candidates, if at all; obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or safety warnings; be subject to changes in the way the product is manufactured or administered; have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy; be subject to litigation, including as described in this report under the caption “Legal Proceedings”; or experience damage to our reputation. For example, in September 2025, we announced that we did not meet the primary endpoint in the EFZO-FIT study. We held a Type C meeting with the FDA in mid-April 2026 to review the results of the EFZO-FIT study and determine the path forward for efzofitimod in pulmonary sarcoidosis. In May 2026, we received the official meeting minutes from the FDA. Based on feedback from the FDA, we planned to continue the development of efzofitimod in pulmonary sarcoidosis in the Proposed Phase 3 Study in patients with chronic, symptomatic pulmonary sarcoidosis with restrictive lung disease. In September 2026, we announced that we had reached alignment with the FDA on the Proposed Phase 3 Study protocol, and that we expected to initiate study-related activities in the fourth quarter of 2026. We are prioritizing strategic partnerships to further advance the Proposed Phase 3 Study beyond the completion of these study-related activities.

To date, the safety and efficacy of efzofitimod has only been studied in a limited number of humans, and ATYR2810 and ATYR0101 have not been studied in humans at all. Accordingly, efzofitimod, ATYR2810, ATYR0101 and any future product candidates could potentially cause unexpected adverse events. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to the natural progression of the disease. Further, if patients drop out of our ongoing or future clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our clinical trials are otherwise disrupted due to global geopolitical tension, armed conflicts, potential future health pandemics or other adverse macroeconomic and geopolitical events, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, the COVID-19 pandemic previously impacted clinical trials broadly, including our completed efzofitimod Phase 1b/2a trial in patients with pulmonary sarcoidosis, where many sites stopped enrollment and patients chose not to enroll or continue participating in the trial due to the impact of COVID-19. While we completed the clinical trial, the availability of results from the Phase 1b/2a clinical trial was delayed until September 2021.

If we are unable to successfully complete or otherwise advance clinical development, obtain regulatory or marketing approval for, or successfully commercialize our therapeutic product candidates or experience significant delays in doing so, our business will be materially harmed.*

To date, we have expended significant time, resources and effort on the discovery and development of product candidates related to the extracellular proteins derived from the histidyl tRNA synthetase (HARS) family, including conducting nonclinical studies and clinical trials. We have not yet successfully completed any evaluation of our product candidates in human clinical trials designed to demonstrate efficacy to the satisfaction of the FDA, including the EFZO-FIT study, which we announced in September 2025 did not meet its primary endpoint. Before we can market or sell our therapeutic candidates in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials and larger, pivotal trials, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar regulatory authorities in other jurisdictions, obtain adequate clinical and commercial manufacturing supplies, build commercial capabilities, which may include entering into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials, obtain regulatory approvals, secure an adequate commercial supply for, or otherwise successfully commercialize our therapeutic candidates. If we do not receive regulatory approvals for our product candidates, and even if we do obtain regulatory approvals, we may never generate significant revenues, if any, from commercial sales. If we fail to successfully commercialize our therapeutic candidates, we may be unable to generate sufficient revenues to sustain and grow our company, and our business, prospects, financial condition and results of operations will be adversely affected.

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

We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, our clinical trials. For example, while estimates of pulmonary sarcoidosis prevalence vary, we estimate that pulmonary sarcoidosis affects an estimated 160,000 patients in the United States, with approximately 90,000 suffering from moderate to severe disease. Of that population, however, we estimate that approximately 38,000 experience restrictive lung disease such that the potential patient population for the Proposed Phase 3 Study is significantly smaller. The eligibility criteria for any of our clinical trials may further limit the pool of available participants in our trials. We may be unable to identify and enroll a sufficient number of patients with the disease in question and who meet the eligibility criteria for, and are willing to participate in, the clinical trials. Once enrolled, patients may decide or be required to discontinue from the clinical trial due to inconvenience, burden of trial requirements, adverse events associated with our product candidates, limitations required by trial protocols or other reasons.

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

We have previously conducted and we or our third-party collaborators may conduct additional clinical trials outside of the United States. The FDA, however, may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In June 2018, we completed a Phase 1 clinical trial of efzofitimod in healthy subjects in Australia. This randomized, double-blind, placebo-controlled study investigated the safety, tolerability, immunogenicity, and pharmacokinetics (PK) of intravenous efzofitimod in 36 healthy volunteers. In addition, we or our third-party collaborators may choose to conduct additional clinical trials for efzofitimod in countries outside the United States, subject to applicable regulatory approval. For example, Kyorin, conducted and funded an efzofitimod Phase 1 clinical trial in 32 healthy Japanese male volunteers and conducted and funded the Japan portion of the EFZO-FIT study. We conducted the EFZO-FIT study with a total of 268 subjects in centers in the United States, Europe, Brazil, and Japan. We expect the Proposed Phase 3 Study would be a global study as well.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit the facilities in which the product is manufactured. If any such inspection or audit of our facilities or those of our CDMOs and CROs identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independently of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. For example, in March 2026, the FDA issued our CDMO a Notice of Inspectional Observations (commonly referred to as a Form 483), which requires our CDMO to address the observations in such notice to the FDA's satisfaction. Our CDMO may not address those observations in a timely manner or at all, and any of our CDMOs may receive a similar notice in the future. Any remedial measures imposed upon us or third parties with whom we contract as a result of inspections or audits could materially harm our business.

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

Additionally, we have been informed by our CDMO that it will be relocating the microbial manufacturing site we used to conduct our manufacturing batches. We are currently assessing the impact of this transition, including the ability to potentially conduct future manufacturing batches with this CDMO at a different site, or with a new CDMO. We believe we have sufficient drug product supply for the ongoing EFZO-CONNECT study as well as the Proposed Phase 3 Study for efzofitimod in pulmonary sarcoidosis. However, we expect the commercial supply planning and funding needs for this program may be significantly impacted by the transition to the CDMO's other site, or by transitioning to a new CDMO for commercial supply purposes. We rely on the manufacturers of our product candidates (and will rely on manufacturers of our products, if approved) to purchase from third-party suppliers the materials necessary to produce the pharmaceutical ingredients, including finished drug product, for our nonclinical and clinical studies. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, the U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our product candidates and/or increase the costs to our CDMO and the expense to us to produce our product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. Any additional adverse developments, changes in legislation or other economic policy changes affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates, the timing of a potential BLA submission for our product candidates and could require significant additional funding. We may also have to write off inventory, incur other charges and expenses for supply of drug substance and drug product that fails to meet specifications or expires, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any manufacturing stoppage or delay, or any inability to consistently manufacture adequate supplies of our product candidates for our clinical trials or on a commercial scale will harm our business, prospects, financial condition and results of operations.

Even if we complete the necessary nonclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate, and the scope of any approval may be narrower than we expect.

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

Our current product candidates and any other product candidates that we may develop from our discovery platform represent novel therapeutic approaches, which may cause significant delays or may not result in any commercially viable drugs.*

We have concentrated the bulk of our research and development efforts to date on studying extracellular functions of tRNA synthetase biology, a newly discovered area of biology. We have also identified NRP2 as a receptor for efzofitimod and have focused research efforts on NRP2 biology. Our future success is highly dependent on the successful development of product candidates based on this new area of biology, including efzofitimod, ATYR2810 and additional product candidates arising from proteins derived from tRNA synthetases, including aspartyl-tRNA synthetase (DARS). ATYR0101, a fusion protein derived from a domain of DARS, is a product candidate from our tRNA synthetase biology program that we are continuing to advance in nonclinical studies. Extracellular tRNA synthetase-based biology represents a novel approach to drug discovery and development, and to our knowledge, no drugs have been developed using, or based upon, this approach. Despite the successful development of other naturally occurring proteins, such as erythropoietin and insulin, as therapeutics, proteins derived from the HARS or DARS families and from other tRNA synthetase pathways represent a novel class of protein therapeutics, and our development of these therapeutics is based on our new understanding of human physiology. In particular, the mechanism of action of tRNA synthetases has not been studied extensively, nor has the safety of this class of protein therapeutics been evaluated extensively in humans. The therapeutic product candidates that we elect to develop may not have the physiological functions that we currently ascribe to them, may have limited or no therapeutic applications, or may present safety problems of which we are not yet aware. We cannot be sure that our discovery platform will yield therapeutic product candidates that are safe, effective, approvable by regulatory authorities, manufacturable, scalable, or profitable.

Because our work represents a new therapeutic approach, developing and commercializing our product candidates subjects us to a number of challenges, including:

•
defining indications within our targeted diseases and clinical endpoints within each indication that are appropriate to support regulatory approval, including with respect to the Proposed Phase 3 Study, the EFZO-CONNECT study, and prioritization of outcome measurements that would best support the evaluation of our product candidates’ efficacy;
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

Data generated in our nonclinical studies and patient sample data relating to the immunomodulatory domain of HARS, including efzofitimod, may not be predictive or indicative of the immunomodulatory activity or therapeutic effects, if any, of our product candidates in patients.*

Our scientists discovered the activity of the immunomodulatory domain of HARS, including efzofitimod, using nonclinical screening systems designed to test potential immunomodulatory activity in animal models of immune activity or inflammation. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from nonclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, we have not extensively studied the activity of efzofitimod in patients with ILD.

Our classification of diseases based on the existence of excessive immune cell activation or lack thereof and our hypothesis that these represent potential indications for our product candidates may not prove to be therapeutically relevant. Accordingly, the conclusions that we have drawn from nonclinical studies and patient sample data regarding the potential immunomodulatory activity of efzofitimod may not be substantiated in other animal models or in clinical trials. Further, based on the discovery of the involvement of neuropilin-2 (NRP2) in the mechanism of action of efzofitimod, we are still expanding our knowledge of the role of the NRP2 pathway in regulating immune responses. Although we were able to establish clinical proof-of-concept for efzofitimod in our Phase 1b/2a clinical trial in patients with pulmonary sarcoidosis, this may not be validated in other clinical trials. For example, we did not meet the primary endpoint in our EFZO-FIT study. Any failure to demonstrate in controlled clinical trials the requisite safety and efficacy of our product candidates will adversely affect our business, prospects, financial condition and results of operations.

Our therapeutic product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates, or safety, tolerability or toxicity issues that may occur in our nonclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For instance, as part of our discussion with the FDA regarding the benefit risk profile for efzofitimod, we planned to increase the frequency of dosing of 5.0 mg/kg efzofitimod or placebo from once every four weeks in past trials to once every three weeks in the next trial. Although we expect the Proposed Phase 3 Study to include additional risk mitigation strategies, enhanced safety surveillance for the potential development of anti-synthetase syndrome and a data safety monitoring committee, these may not mitigate some or all of the safety risks. Generalized infusion related reactions (IRRs) and other complications or side effects could harm further development and/or commercialization of our product candidates, including efzofitimod. Additionally, our product candidates are designed to be administered by intravenous injection, which may cause side effects, including acute immune responses and injection site reactions. The risk of adverse immune responses remains a significant concern for protein therapeutics, and we cannot assure you that these or other risks will not occur in any clinical trials for our product candidates. There is also a risk of delayed adverse events as a result of long-term exposure to protein therapeutics that must be administered repeatedly for the management of chronic conditions, such as the development of antibodies, which may occur over time. If any such adverse events occur, which may include the development of anti-synthetase syndrome from antibodies or the occurrence of IRRs associated with antibodies, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We may not be successful in our efforts to identify or discover additional product candidates.*

A key element of our strategy is to expand applications of efzofitimod to additional immune-mediated diseases, advance the development of ATYR2810 for osteosarcoma, advance the development of ATYR0101 for chronic tissue fibrosis, and leverage our discovery engine to identify the therapeutic potential of NRP2 biology and extracellular proteins derived from tRNA synthetases to help identify or discover additional product candidates. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. Our drug discovery activities using our proprietary technology may not be successful in identifying product candidates that are useful in treating diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•
the research methodology used may not be successful in identifying appropriate potential product candidates; or
•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable product candidates for nonclinical and clinical development and regulatory approval, we will not be able to generate product revenues, which would have an adverse impact on our business, prospects, financial condition and results of operations.

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

Our collaborators may breach or terminate their agreements with us, including termination without cause, subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development of product candidates. For example, the collaboration and license agreement (the Kyorin Agreement) with Kyorin has been terminated. As a result of the termination of the Kyorin Agreement, we will not be entitled to receive any further milestone or other payments, including $155.0 million in the aggregate that would have been due upon achievement of certain development, regulatory and sales milestones, as well as tiered royalties on any net sales in Japan. As of the Termination Date, neither party has any development or commercialization obligations and the licenses we granted to Kyorin pursuant to the Kyorin Agreement have terminated. Following the Termination Date, the rights to develop and commercialize efzofitimod in Japan for all forms of ILD reverted to us. Consequently, we hold the rights to develop and commercialize efzofitimod globally. In addition, if we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and nonclinical and clinical testing, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties to conduct some or all aspects of product manufacturing, protocol development, research and nonclinical and clinical testing with respect to our product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for any product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable study plan and protocols and GCPs so long as we continue to develop and commercialize on our own.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our research and development activities, including clinical trials, in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the nonclinical studies and clinical trials required to support future BLA submissions and approval of our product candidates.

We rely and intend to rely on third parties to produce nonclinical, clinical and commercial supplies of our product candidates.

Other than some internal capacity to support nonclinical activities, we do not have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical quantities of our product candidates, and we lack the internal resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Reliance on CDMOs entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

We previously relied on a single CDMO for process development and scale-up of efzofitimod, including the manufacture of bulk drug substance for our projected needs for future clinical trials. We have entered into an agreement with another CDMO for the transfer of the process, scale-up and manufacturing of bulk drug substance. If we want to eventually utilize product manufactured by the new CDMO for commercial purposes, the FDA will require us to demonstrate that the product manufactured by the new CDMO is comparable in quality, safety and efficacy to the product used in the EFZO-FIT and EFZO-CONNECT studies.*

The majority of the supply of efzofitimod for the EFZO-FIT and EFZO-CONNECT studies was produced by a prior CDMO. We have transitioned to a new CDMO that completed its first two commercial-scale cGMP runs during 2023. Full quality release testing has been completed and all release specifications were met, supporting the new CDMO's ability to produce bulk drug substance of efzofitimod for commercial purposes if we receive regulatory approval for efzofitimod. Because the change in CDMO has been introduced at an advanced stage of development of efzofitimod, the FDA will require a comparability assessment, which may include additional nonclinical or clinical studies utilizing the product manufactured by the new CDMO. We have completed an analytical comparability assessment. The FDA has reviewed this analytical comparability assessment and no additional data was requested.

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

If due to the effects on our operations of general political and economic conditions, including global geopolitical tension, armed conflicts, potential future health pandemics, labor shortages, economic slowdowns, recessions or market corrections, inflation and monetary supply shifts, tariffs and trade tensions, higher interest rates and tightening of credit markets, or another cause, we are unable to generate new nonclinical data, in time to support new, or updated patent application filings, or prior to patent conversion deadlines, it could materially impact the enforceability or scope of those patent filings.

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

We sometimes collaborate with U.S. and foreign academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to the institution’s rights in technology resulting from the collaboration. Regardless of any such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Risks related to our business operations

We may use our financial and human resources to pursue a particular business strategy, research program or product candidate and fail to capitalize on strategies, programs or product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited resources, we may forego or delay pursuit of certain strategic opportunities or opportunities with certain programs, product candidates or indications that later prove to have greater commercial potential. We may focus on or pursue one indication over another potential indication and such development efforts may not be successful, which would cause us to delay the clinical development and approval of efzofitimod and other product candidates. In addition, our decisions as to which of our discovery programs to advance into nonclinical and clinical development could preclude us from advancing others. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, based upon analyses from independent consultants that we have engaged and our own modeling, we estimate that there is a $2-5 billion market opportunity in pulmonary sarcoidosis and SSc-ILD. We estimate the target patient population for pulmonary sarcoidosis is approximately 38,000 restrictive lung disease patients, and approximately 24,000 mixed / diffusion-limited lung disease patients. We estimate the target patient population for SSc-ILD is 60,000 patients. Depending on the accuracy of this estimate, we may not be most efficiently allocating resources toward the advancement of efzofitimod versus the advancement of other development efforts. In addition, we may elect to pursue a research, clinical or commercial strategy that ultimately does not yield the results that we desire. Our spending on current and future research and development programs for product candidates may not result in any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area or market in which it would have been more advantageous to enter into a partnering arrangement. Any failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

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

In connection with the Restructuring Plan, our board of directors approved the separation of employment of Jill M. Broadfoot as our Chief Financial Officer and Nancy E. Denyes as our General Counsel, and the appointment of Brandon Yaras as our Chief Financial Officer, effective September 30, 2026. We cannot predict the impact that these changes to our executive team will have on our operations or our ability to achieve our objectives. Ms. Broadfoot and Ms. Denyes are serving as consultants for a transition period following the separation of their employment with us, but either can terminate their respective consulting arrangements with us upon 15 days’ notice, and we expect there to be some inefficiencies in our operations as well as loss of continuity and accumulated knowledge during and after the transition period. We also expect the Restructuring Plan may result in the diversion of time and focus from our remaining executive team and other employees.

In response to competition, higher rates of inflation, labor shortages and the current price of our common stock, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Because our equity compensation has historically consisted of stock options, given the drop in the price of our common stock, we may need to provide existing employees with additional equity compensation, which would negatively affect our outstanding share count and cause dilution to existing stockholders. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. The Restructuring Plan may also make it more difficult to attract qualified personnel, and it may make it more difficult to motivate or retain our remaining personnel. In addition, the available pool of skilled employees may be further reduced if immigration laws or their application continue to change in a manner that further increases restrictions on immigration. Further, failure to succeed in nonclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

We have been, and could be in the future, subject to securities class action litigation.*

Securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because pharmaceutical companies, including our company, have experienced significant stock price volatility. As described in this report under the caption “Legal Proceedings,” we, our chief executive officer and our former chief financial officer are subject to consolidated securities class action complaints that were originally filed in October 2025. If we are not successful in the defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if we are successful in the defense of these claims, such litigation has resulted, and could result in the future, in substantial costs and diversion of our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

We may run into technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. For example, in 2021, we engaged an additional CDMO to manufacture efzofitimod bulk drug substance. If the new CDMO experiences additional issues in validating the manufacturing process, particularly delays in producing efzofitimod in compliance with cGMP regulations, we could be forced to delay future clinical trials or the submission of regulatory approval applications to the FDA. In addition, due to the fact that all prior cGMP batches of efzofitimod, including those that we used in the EFZO-FIT study, have been produced by our prior CDMO, comparability studies will be required to be completed prior to using efzofitimod produced at the new CDMO’s facilities in subsequent clinical trials or submitting regulatory approval applications to the FDA. If such comparability cannot be demonstrated to the satisfaction of the FDA, it may result in delays to future clinical trials or a deficiency in future regulatory applications. We have completed an analytical comparability assessment. The FDA has reviewed this analytical comparability assessment and no additional data was requested. If we or our CDMOs are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our CDMOs do not pass required regulatory pre-approval inspections, our commercialization efforts will be harmed.

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors, and our competitors may have substantially greater resources or brand recognition to effectively market their products. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often follow CMS with respect to coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. For example, the United States Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS also has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and single-course biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (sometimes referred to as TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. As part of these initiatives, the current administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process, amend existing or enact new healthcare laws, and make changes to the Medicare Drug Price Negotiation Program We cannot predict what additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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

•
adverse results or delays in nonclinical studies or clinical trials;
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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2025 through November 2, 2026 the closing price of our common stock has ranged between $4.94 and $264.40 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors, 5% holders and their affiliates have in the past and may in the future own a significant percentage of our stock and may be able to exert significant control over matters submitted to stockholders for approval.*

Our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates have in the past and may in the future beneficially own shares representing a significant percentage of our common stock. Therefore, our executive officers, directors, holders known by us to own 5% of our voting stock and their affiliates may have the ability to influence us through their ownership positions and may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In April 2022, we entered into an Open Market Sale AgreementSM with Jefferies implementing the Jefferies ATM Offering Program. In December 2024, we amended the Jefferies ATM Offering Program. Under the Jefferies ATM Offering Program we may offer and sell, from time to time and at our option, up to an aggregate of $215.0 million of shares of our common stock (inclusive of $65.0 million of sales made prior to the amendment) through Jefferies, acting as sales agent. Jefferies is entitled to a fixed commission rate of up to 3.0% of the gross sales proceeds of shares sold under the Jefferies ATM Offering Program. During the year ended December 31, 2025, we sold an aggregate of 347,181 shares of common stock at a weighted-average price of $197.52 per share for net proceeds of approximately $66.4 million under the Jefferies ATM Offering Program. During the nine months ended September 30, 2026, we sold an aggregate of 59,513 shares of common stock at a weighted-average price of $16.80 per share for net proceeds of approximately $0.9 million under the Jefferies ATM Offering Program.

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

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.*

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock as required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the Minimum Bid Price Requirement). On December 4, 2025, we received a deficiency notice (the Notice) from the listing qualifications staff (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that, for the last 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below $1.00 per share in violation of the Minimum Bid Price Requirement. The Notice had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until June 2, 2026 (the Initial Compliance Date), to regain compliance with the Minimum Bid Price Requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days before the Initial Compliance Date. On June 3, 2026, we received a letter from the Staff (the Letter) notifying us that we are eligible for an additional 180-day period, or until November 30, 2026 (the Compliance Date), to regain compliance, based on the Staff’s determination of us meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. The Letter had no immediate impact on the listing of our common stock on The Nasdaq Capital Market. On October 27, 2026, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-40 reverse stock split of our issued and outstanding common stock (the Reverse Stock Split). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on October 28, 2026 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on October 29, 2026. If at any time during the second compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days in the discretion of the Staff), Nasdaq will provide us with written confirmation of compliance. However, if it appears to the Staff that we will not be able to cure the deficiency, and we do not regain compliance by the Compliance Date, the Staff will provide written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

We effected the Reverse Stock Split with the intention of regaining compliance with the Minimum Bid Price Requirement by the Compliance Date. Even after effecting the Reverse Stock Split, the market price of our common stock may not remain at the level required to regain or maintain compliance with Nasdaq’s continued listing requirements. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could also adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Minimum Bid Price Requirement and overall continued listing on The Nasdaq Capital Market.

In January 2025, the SEC approved amendments to Nasdaq’s continued listing requirements designed to limit reliance on reverse stock splits. The amendments provide that if a company fails to meet the Minimum Bid Price Requirement and the company has effected a reverse stock split over the prior one-year period, the company would not be eligible for any compliance period to address the Minimum Bid Price Requirement deficiency and Nasdaq will move forward with delisting proceedings. Because we effected the Reverse Stock Split, if we regain compliance with the Minimum Bid Price Requirement and subsequently fail to meet the Minimum Bid Price Requirement prior to the one-year anniversary of the Reverse Stock Split, we would not be granted a compliance period to address such Minimum Bid Price Requirement deficiency and would be issued a delisting determination.

In addition, on July 22, 2026, the SEC approved Nasdaq’s new market value of listed securities (MVLS) continued listing requirement (the MVLS Requirement) requiring companies listed on The Nasdaq Global Market and The Nasdaq Capital Market to maintain an MVLS of at least $5 million. On July 29, 2026, the SEC stayed the approval order after receiving petitions for commission-level review, and the MVLS Requirement is not currently in effect. If the MVLS Requirement becomes effective, a company whose MVLS remains below $5 million for 30 consecutive business days will receive a Staff Delisting Determination, and its securities will be immediately suspended from trading and subject to delisting proceedings. The MVLS Requirement affords no cure or compliance period with respect to the suspension of trading. A company may appeal the delisting determination to the Nasdaq Hearings Panel (the Hearings Panel), but a timely request for a hearing will not automatically stay the suspension of trading pending the outcome of any appeal. The Hearings Panel may, in its discretion, grant an exception of up to 180 days for the company to demonstrate compliance with

Nasdaq’s initial listing standards, which represent greater requirements than merely curing the specific MVLS deficiency. Our MVLS may fall below $5 million in the future. There can be no assurance that the SEC will not ultimately approve the MVLS Requirement or that, if it becomes effective, we will be able to maintain compliance with the MVLS Requirement. If the MVLS Requirement goes into effect and we fail to maintain compliance with the MVLS Requirement, our common stock could be immediately suspended and delisted from The Nasdaq Capital Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.1	November 14, 2022
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	June 28, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.3	May 12, 2020
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 4, 2021
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	April 29, 2022
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	May 19, 2023
3.7	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	10-Q	001-37378	3.7	May 15, 2026
3.8	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-37378	3.1	October 27, 2026
3.9	Amended and Restated Bylaws of the Registrant	10-Q	333-203272	3.6	November 14, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-203272	4.1	April 27, 2015
10.1	Employment Offer Letter by and between the Registrant and Brandon Yaras, dated August 7, 2026	10-Q	001-37378	10.2	August 7, 2026
10.2	Termination Agreement dated July 30, 2026, entered between aTyr Pharma, Inc. and Kyorin Pharmaceutical Co., Ltd.	8-K	001-37378	99.1	July 31, 2026
10.3	Separation Agreement, dated September 30, 2026, by and between the Company and Jill M. Broadfoot	—	—	—	Filed herewith
10.4	Consulting Agreement, dated October 1, 2026, by and between the Company and Jill M. Broadfoot	—	—	—	Filed herewith
10.5	Separation Agreement, dated September 30, 2026, by and between the Company and Nancy E. Denyes	—	—	—	Filed herewith
10.6	Consulting Agreement, dated October 1, 2026, by and between the Company and Nancy E. Denyes	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

aTyr Pharma, Inc.

Date: November 5, 2026	By:	/s/ Sanjay S. Shukla
Sanjay S. Shukla, M.D., M.S.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Brandon Yaras
Brandon Yaras
Chief Financial Officer
(Principal Financial and Accounting Officer)